Form 10-Q
period 2018-09-30
Tenable Holdings, Inc.
filed 2018-11-08
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018
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
__________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No      ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant's common stock outstanding as of October 31, 2018 was 93,064,759.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
(in thousands, except share and per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$253,026	$27,210
Short-term investments	34,125	—
Accounts receivable (net of allowance for doubtful accounts of $196 and $160 at September 30, 2018 and December 31, 2017, respectively)	59,035	50,881
Deferred commissions	20,401	17,170
Prepaid expenses and other current assets	14,718	15,994
Total current assets	381,305	111,255
Property and equipment, net	10,872	10,754
Construction in progress	23,546	2,252
Deferred commissions (net of current portion)	32,483	33,006
Intangible assets, net	578	1,031
Goodwill	265	265
Other assets	5,149	5,774
Total assets	$454,198	$164,337
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$538	$338
Accrued expenses	6,570	4,878
Accrued compensation	19,734	18,482
Deferred revenue	191,578	154,898
Other current liabilities	1,897	1,750
Total current liabilities	220,317	180,346
Deferred revenue (net of current portion)	74,120	70,920
Financing obligation	23,096	1,802
Other liabilities	4,104	5,199
Total liabilities	321,637	258,267
Commitments and contingencies (Note 5)
Redeemable convertible Series A preferred stock (par value: $0.01; no shares authorized, issued, and outstanding at September 30, 2018; 15,848 shares authorized, issued and outstanding with liquidation preference of $50,000 at December 31, 2017)	—	49,935
Redeemable convertible Series B preferred stock (par value: $0.01; no shares authorized, issued and outstanding at September 30, 2018; 42,000 shares authorized, 39,538 issued and outstanding with liquidation preference of $230,008 at December 31, 2017)	—	227,800
Stockholders’ equity (deficit):
Common stock (par value: $0.01; 500,000 and 93,855 shares authorized at September 30, 2018 and December 31, 2017; 93,040 and 24,472 shares issued and outstanding at September 30, 2018 and December 31, 2017)	930	246
Additional paid-in capital	578,125	20,676
Accumulated deficit	(446,494)	(392,587)
Total stockholders’ equity (deficit)	132,561	(371,665)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$454,198	$164,337
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$69,440	$48,980	$192,139	$133,610
Cost of revenue	12,161	7,424	30,768	17,210
Gross profit	57,279	41,556	161,371	116,400
Operating expenses:
Sales and marketing	44,550	29,574	125,964	83,515
Research and development	20,553	15,869	55,529	42,040
General and administrative	13,272	7,275	32,868	19,982
Total operating expenses	78,375	52,718	214,361	145,537
Loss from operations	(21,096)	(11,162)	(52,990)	(29,137)
Other income (expense), net	709	(92)	240	(65)
Loss before income taxes	(20,387)	(11,254)	(52,750)	(29,202)
Provision for income taxes	482	59	1,157	151
Net loss and comprehensive loss	(20,869)	(11,313)	(53,907)	(29,353)
Accretion of Series A and B redeemable convertible preferred stock	(55)	(192)	(434)	(570)
Net loss attributable to common stockholders	$(20,924)	$(11,505)	$(54,341)	$(29,923)

Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.51)	$(1.34)	$(1.36)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	74,261	22,679	40,688	22,004
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Redeemable Convertible Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	15,848	$49,935	39,538	$227,800	24,472	$246	$20,676	$(392,587)	$(371,665)
Accretion of Series A and B redeemable convertible preferred stock	—	13	—	421	—	—	(434)	—	(434)
Exercise of stock options	—	—	—	—	654	6	1,409	—	1,415
Repurchase of common stock	—	—	—	—	(7)	(1)	(74)	—	(75)
Stock-based compensation	—	—	—	—	—	—	14,259	—	14,259
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering expenses	—	—	—	—	12,535	125	264,674	—	264,799
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(15,848)	(49,948)	(39,538)	(228,221)	55,386	554	277,615	—	278,169
Net loss	—	—	—	—	—	—	—	(53,907)	(53,907)
Balance at September 30, 2018	—	$—	—	$—	93,040	$930	$578,125	$(446,494)	$132,561
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(53,907)	$(29,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,580	3,316
Stock-based compensation	14,206	5,503
Deferred income taxes	—	486
Other	771	23
Changes in operating assets and liabilities:
Accounts receivable	(8,190)	(8,435)
Prepaid expenses and other current assets	1,228	(540)
Deferred commissions	(2,708)	(11,275)
Other assets	564	(1,537)
Accounts payable and accrued expenses	1,930	2,485
Accrued compensation	1,252	(715)
Deferred revenue	39,880	40,066
Other current liabilities	36	(840)
Other liabilities	(647)	2
Net cash used in operating activities	(1,005)	(814)

Cash flows from investing activities:
Purchases of property and equipment	(4,140)	(1,628)
Purchases of short-term investments	(34,114)	—
Net cash used in investing activities	(38,254)	(1,628)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	268,531	—
Payments of costs related to initial public offering	(3,732)	—
Principal payments under capital lease obligations	(389)	(173)
Credit facility issuance costs	—	(238)
Proceeds from the exercise of stock options	1,415	2,847
Repurchases of common stock	(75)	(385)
Net cash provided by financing activities	265,750	2,051
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(675)	22
Net increase (decrease) in cash and cash equivalents and restricted cash	225,816	(369)
Cash and cash equivalents and restricted cash at beginning of period	27,472	34,470
Cash and cash equivalents and restricted cash at end of period	$253,288	$34,101

Supplemental disclosure of cash flow information:
Cash paid for interest	$85	$46
Cash paid for income taxes	$920	$510
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$4	$826
Asset retirement obligations	$67	$764
Construction in progress	$21,294	$—
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
The results for the nine months ended September 30, 2018 are not necessarily indicative of the operating results expected for the year ending December 31, 2018.
Initial Public Offering
On July 30, 2018, we completed our IPO, in which we issued and sold 12,535,000 shares of common stock at a price to the public of $23.00 per share, including 1,635,000 shares of common stock purchased by our underwriters from the full exercise of their over-allotment option. All of the shares sold in the IPO were sold by the Company. We received net proceeds of $264.8 million after deducting underwriting discounts and commissions and other offering expenses.
Upon the completion of our IPO, all 15,847,500 shares of our Series A Redeemable Convertible Preferred Stock ("Series A") and 39,538,354 shares of our Series B Redeemable Convertible Preferred Stock ("Series B") automatically converted into an aggregate of 55,385,854 shares of our common stock. Our newly adopted Amended and Restated Certificate of Incorporation authorizes a total of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions, useful lives of long-lived assets, the valuation of stock-based compensation, including the estimated underlying fair value of our common stock prior to our IPO, and the valuation of deferred tax assets. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ significantly from these estimates.

Investments
We currently invest in commercial paper, corporate bonds, and U.S. treasury and agency obligations. Our investments are classified as available-for-sale and recorded at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss within stockholders’ equity (deficit). We review our investment portfolio to determine whether investments have indicators of possible impairment.
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
The following table presents a summary of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Subscription revenue	$53,511	$34,932	$146,568	$93,478
Perpetual license and maintenance revenue	13,864	12,857	40,753	37,129
Professional services and other revenue	2,065	1,191	4,818	3,003
Revenue	$69,440	$48,980	$192,139	$133,610

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
Concentrations
We sell our products and services through a channel network of distributors and resellers, along with our own sales teams. We derived 88%, 87%, 84% and 82% of revenue through our channel network in the three and nine months ended September 30, 2018 and 2017, respectively. One of our distributors accounted for 46%, 46%, 43% and 42% of revenue in the three and nine months ended September 30, 2018 and 2017, respectively. That same distributor accounted for 47% of accounts receivable at September 30, 2018.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three and nine months ended September 30, 2018 and 2017, we recognized revenue of $62.5 million, $133.3 million, $43.6 million and $91.9 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.

Remaining Performance Obligations
At September 30, 2018, the future estimated revenue related to unsatisfied performance obligations was $267.9 million, with 72% expected to be recognized as revenue over the succeeding twelve months, and the remainder expected to be recognized over the four years thereafter.
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
The following summarizes the activity of deferred incremental costs of obtaining a contract in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$50,805	$36,252	$50,176	$30,118
Capitalization of contract acquisition costs	7,138	9,032	16,985	21,194
Amortization of deferred contract acquisition costs	(5,059)	(3,891)	(14,277)	(9,919)
Ending balance	$52,884	$41,393	$52,884	$41,393

Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations and comprehensive loss.
Construction in Progress
In October 2017, we entered into a lease for our new corporate headquarters, which is currently being constructed in Columbia, Maryland. The lease has an anticipated start date in the third quarter of 2019 with a 12-year initial term and $68.2 million of lease payments. Under current accounting guidance for build-to-suit lease arrangements, we concluded that we are the deemed owner of the building during the construction period. Accordingly, we recorded a construction-in-progress asset of $23.5 million and $2.3 million, for which there is a corresponding construction financing obligation of $23.1 million and $1.8 million, in each case net of a $0.5 million deposit, recorded in the consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively. We will continue to increase the construction-in-progress asset and corresponding financing obligation as additional building costs are incurred by the landlord during the construction period. Upon completion of the construction, we will evaluate whether or not this arrangement meets the criteria for sale-leaseback accounting treatment.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 - Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. ASU 2016-02 will be effective for us beginning January 1, 2019, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an adoption method that would allow companies to apply the new guidance to the financial statements in the period of adoption and thereafter, and not apply the new guidance to comparative periods presented. While we are evaluating the impact of this standard, including the adoption methodology, to determine the impact on our consolidated financial statements, we believe the most significant impact will be the recognition of a material right-of-use asset and lease liability for our facility leases.

2. Fair Value Measurements
We measure certain financial instruments at fair value using a fair value hierarchy. In the hierarchy, assets are classified based on the lowest level inputs used in valuation into the following categories:

•	Level 1 — Quoted prices in active markets for identical assets and liabilities;

•
Level 2 — Observable inputs including quoted market prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets, or inputs that are corroborated by observable market data; and

•	Level 3 — Unobservable inputs.
The following table summarizes assets that are measured at fair value on a recurring basis at September 30, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$119,718	$—	$—	$119,718

Short-term investments
Commercial paper	$—	$31,040	$—	$31,040
Corporate bonds	$—	$3,085	$—	$3,085

We did not have any liabilities measured and recorded at fair value at September 30, 2018, and we did not have any assets or liabilities measured at fair value at December 31, 2017.
3. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Computer software and equipment	$11,625	$9,089
Furniture and fixtures	2,299	2,102
Leasehold improvements	7,096	6,452
Equipment under capital leases	1,843	1,839
Total	22,863	19,482
Less: accumulated depreciation and amortization	(11,991)	(8,728)
Property and equipment, net	$10,872	$10,754

Depreciation and amortization related to property and equipment was $1.4 million, $4.1 million, $1.1 million and $2.9 million in the three and nine months ended September 30, 2018 and 2017, respectively.
4. Debt
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
The Credit Facility contains certain restrictive covenants customary for facilities of this type including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance of the Credit Facility exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization (“EBITDA”) adjusted to add changes in deferred revenue in the period, and a minimum current ratio level. There were no borrowings under the Credit Facility during the nine months ended September 30, 2018 or in 2017.
5. Commitments and Contingencies
Operating and Capital Leases
We have entered into various non-cancelable operating leases, primarily related to office real estate, that expire through 2022 and generally contain renewal options for up to five years. Rent expense was $1.4 million, $3.8 million, $1.0 million and $2.6 million in the three and nine months ended September 30, 2018 and 2017, respectively.
We also lease computer and office equipment under non-cancelable capital leases that expire through 2022. The total obligations for capital lease arrangements were $1.1 million and $1.5 million at September 30, 2018 and December 31, 2017, respectively.
Future minimum non-cancelable lease payments for operating and capital leases at September 30, 2018 were as follows:

(in thousands)
Years ending December 31:
2018	$1,404
2019	5,553
2020	4,197
2021	7,431
2022	6,183
Thereafter	58,294
Total future minimum lease payments	$83,062

Total future minimum lease payments at September 30, 2018 includes $68.2 million of future lease payments related to the lease of our new headquarters, which is currently being constructed in Columbia, Maryland. These lease payments are expected to commence in the first quarter of 2021.
6. Redeemable Convertible Preferred Stock
In October 2012, Tenable Inc. (now a wholly owned subsidiary of Tenable Holdings, Inc.) issued 15,847,500 shares of Series A redeemable convertible preferred stock. In December 2015, we issued 15,847,500 shares, par value of $0.01, of Series A redeemable convertible preferred stock ("Series A") in exchange for Series A redeemable convertible preferred stock of Tenable, Inc. in connection with a recapitalization. This exchange was made on a one for one basis. In addition, we authorized 42,000,000 shares and issued 39,538,354 shares, par value of $0.01, of Series B redeemable convertible preferred stock ("Series B"). Upon completion of our IPO, Series A and Series B (together, the “Redeemable Convertible Preferred Stock”) automatically converted into an aggregate of 55,385,854 shares of our common stock.
We accreted the Redeemable Convertible Preferred Stock to the redemption price at the redemption date using the effective interest method. Upon completion of our IPO, the accretion rights of the Redeemable Convertible Preferred Stock were terminated.
Upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, authorizing a total of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At September 30, 2018, no shares of preferred stock were issued or outstanding.

7. Stock-Based Compensation
We have various stock incentive plans under which we have issued stock-based awards. Stock options granted under our stock incentive plans have a maximum term of ten years, generally vest over a period of three to four years, and the exercise price cannot be less than the fair market value on the date of grant. Restricted stock units ("RSUs") granted under our stock incentive plans generally vest over a period of two to four years.
In the nine months ended September 30, 2018, our board of directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"), which reserves 9.9 million shares of our common stock that may be issued as stock-based awards. The 2018 Plan became effective upon the execution of the underwriting agreement related to our IPO, at which point no further grants were made under our 2016 Stock Incentive Plan ("2016 Plan"). Any shares subject to stock options or other stock awards granted under our 2016 Plan, 2012 Stock Incentive Plan or 2002 Stock Incentive Plan that would have otherwise returned to such plan (such as upon the expiration or termination of a stock award prior to vesting) were added to, and are available for issuance under, our 2018 Plan. There were 10,905,099 shares available for grant under the 2018 Plan at September 30, 2018.
Stock-based compensation expense included in the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$692	$63	$883	$167
Sales and marketing	2,707	409	3,984	1,037
Research and development	2,427	510	3,594	1,356
General and administrative	2,957	1,046	5,745	2,943
Total stock-based compensation expense	$8,783	$2,028	$14,206	$5,503

At September 30, 2018, the total unrecognized stock-based compensation expense related to outstanding stock options was $52.9 million, which is expected to be recognized over an estimated remaining weighted average period of 3.2 years.
At September 30, 2018, the unrecognized stock-based compensation expense related to unvested awards of restricted stock was $3.8 million, which is expected to be recognized over an estimated remaining period of 2.3 years.
At September 30, 2018, the unrecognized stock-based compensation expense related to unvested restricted stock units was $15.9 million, which is expected to be recognized over an estimated remaining period of 2.3 years.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for per share data and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	14,573	$4.38	8.2	$77,020
Granted	6,108	15.17
Exercised	(654)	2.16
Forfeited/canceled	(640)	6.81
Outstanding at September 30, 2018	19,387	7.77	8.2	603,127
Exercisable at September 30, 2018	5,855	3.55	6.7	206,850

At September 30, 2018, there were 19.4 million stock options that were vested and expected to vest.
In the nine months ended September 30, 2018, we granted stock options to employees that vest over three to four years and had a weighted average grant date fair value of $6.84 per share. Estimating the fair value of stock options using the Black-Scholes option-pricing model requires assumptions as to the fair value of our underlying common stock, the estimated term of the option, the risk-free interest rate, the expected volatility of the price of our common stock, and the expected dividend yield. The fair value of each stock option was estimated on the grant date based on the following assumptions:

Nine Months Ended September 30, 2018
Expected term (in years)	6.3
Expected volatility	41.3% — 43.3%
Risk-free interest rate	2.7% — 2.9%
Expected dividend yield	—

Restricted Stock and Restricted Stock Units
A summary of our restricted stock and restricted stock units activity is presented below:

	Restricted Stock		Restricted Stock Units
(in thousands, except for per share data and years)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	1,583	$4.25	—	$—
Granted	—	—	1,097	17.82
Vested	(594)	4.25	—	—
Forfeited	—	—	(47)	16.22
Unvested balance at September 30, 2018	989	4.25	1,050	17.89

The grant date fair value was based on the estimated fair value of our common stock on the date of grant. RSUs granted before July 30, 2018 vest upon the satisfaction of both service-based and performance-based vesting conditions. The performance-based condition was satisfied upon the completion of our IPO. RSUs granted after July 30, 2018 vest upon the satisfaction of a service-based vesting condition.
Compensation expense for restricted stock and RSUs is recognized on a straight-line basis over the requisite service period, with the exception of RSUs that include performance-based vesting conditions, which are expensed using the accelerated attribution method.
2018 Employee Stock Purchase Plan
In the nine months ended September 30, 2018, our board of directors adopted, and our stockholders approved, our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective upon the execution of the underwriting agreement related our IPO.
Under our 2018 ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common stock at a discounted price, which is calculated at 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. The 2018 ESPP permits offerings up to 27 months in duration, with one or more purchase periods in each offering. The initial offering period began on July 25, 2018 and is scheduled to end on September 1, 2020, with purchase periods ending on March 1, 2019, September 1, 2019, March 1, 2020 and September 1, 2020.
At September 30, 2018, there was $2.3 million of employee contributions to the 2018 ESPP included in accrued compensation, and no shares of our common stock have been purchased. The unrecognized stock-based compensation expense related to our 2018 ESPP was $9.9 million, which is expected to be recognized over the remaining offering period of 1.9 years.
8. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net loss attributable to common stockholders	$(20,924)	$(11,505)	$(54,341)	$(29,923)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	74,261	22,679	40,688	22,004
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.51)	$(1.34)	$(1.36)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Three and Nine Months Ended September 30,
(in thousands)	2018	2017
Stock options	19,387	13,826
Restricted stock units	1,050	—
Restricted shares	989	1,583
Shares to be issued under ESPP	118	—
Redeemable convertible preferred stock	—	55,386
Total	21,544	70,795

9. Income Taxes
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
We are following the guidance in Securities and Exchange Commission Staff Accounting Bulletin 118, which provides a company with the ability to record provisional amounts based on reasonable estimates that are subject to a measurement period of up to one year. At December 31, 2017, we made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. In the nine months ended September 30, 2018, no changes were made to these provisional amounts. We will continue to evaluate the transition tax obligation and application of GILTI and have not yet made an election with regard to GILTI. Subsequent adjustments resulting from additional analysis may be recorded when our analysis is completed in the fourth quarter of 2018.
10. Geographic Information
We operate as one operating segment. Our chief executive officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Americas	$49,391	$36,408	$137,868	$99,974
Europe, Middle East and Africa	14,002	8,781	38,218	23,611
Asia Pacific	6,047	3,791	16,053	10,025
Revenue	$69,440	$48,980	$192,139	$133,610

Customers located in the United States accounted for 66%, 67%, 70% and 70% of revenue in the three and nine months ended September 30, 2018 and 2017, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	September 30, 2018	December 31, 2017
United States	$6,822	$6,581
International	4,050	4,173
Property and equipment, net	$10,872	$10,754

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
We have experienced rapid growth in recent years. Revenue in the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017 was $69.4 million, $49.0 million, $192.1 million and $133.6 million, respectively, representing year-over-year growth of 42% and 44% in the quarterly and year-to-date periods, respectively. Our net loss in the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017 was $20.9 million, $11.3 million, $53.9 million and $29.4 million, respectively, as we continue to invest in our business and market opportunity.

Initial Public Offering
On July 30, 2018, we completed our IPO, in which we issued and sold 12,535,000 shares of common stock at the IPO price of $23.00 for net proceeds to us of $264.8 million, after underwriting discounts and commissions and other offering expenses. Upon the completion of our IPO, all 15,847,500 shares of our Series A Redeemable Convertible Preferred Stock, or Series A, and 39,538,354 shares of our Series B Redeemable Convertible Preferred Stock, or Series B, automatically converted into an aggregate of 55,385,854 shares of our common stock.
Financial Highlights
Below are our key financial results for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$69,440	$48,980	$192,139	$133,610
Loss from operations	(21,096)	(11,162)	(52,990)	(29,137)
Net loss	(20,869)	(11,313)	(53,907)	(29,353)
Net loss per share attributable to common stockholders, basic and diluted	(0.28)	(0.51)	(1.34)	(1.36)
Net cash used in operating activities	(1,751)	(982)	(1,005)	(814)
Purchases of property and equipment	(1,162)	(947)	(4,140)	(1,628)
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue	$69,440	$48,980	$192,139	$133,610
Deferred revenue (current), end of period	191,578	137,521	191,578	137,521
Deferred revenue (current), beginning of period(1)	(174,277)	(122,190)	(154,898)	(107,006)
Calculated current billings	$86,741	$64,311	$228,819	$164,125
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

The following table summarizes our cash flows for the periods presented and presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net cash used in operating activities	$(1,751)	$(982)	$(1,005)	$(814)
Purchases of property and equipment	(1,162)	(947)	(4,140)	(1,628)
Free cash flow(1)	$(2,913)	$(1,929)	$(5,145)	$(2,442)
_______________
(1)    Contributions to our employee stock purchase plan during the three and nine months ended September 30, 2018 contributed $2.3 million to free cash flow.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended September 30, 2018
	2018	2017	Change (%)
Number of new enterprise platform customers added in period(1)	258	264	(2)%
_______________

(1)
We define an enterprise platform customer as a customer that has licensed Tenable.io or SecurityCenter for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At September 30,
	2018	2017	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	387	216	79%
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

The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP loss from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Loss from operations	$(21,096)	$(11,162)	$(52,990)	$(29,137)
Stock-based compensation	8,783	2,028	14,206	5,503
Amortization of intangible assets	151	151	453	453
Non-GAAP loss from operations	$(12,162)	$(8,983)	$(38,331)	$(23,181)

Operating margin	(30)%	(23)%	(28)%	(22)%
Non-GAAP operating margin	(18)%	(18)%	(20)%	(17)%
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

The following table presents a reconciliation of net loss, and net loss per share attributable to common stockholders, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net loss, non-GAAP net loss per share and pro forma non-GAAP net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2018	2017	2018	2017
Net loss attributable to common stockholders	$(20,924)	$(11,505)	$(54,341)	$(29,923)
Accretion of Series A and B redeemable convertible preferred stock	55	192	434	570
Stock-based compensation	8,783	2,028	14,206	5,503
Tax impact of stock-based compensation(1)	(90)	(13)	(138)	(35)
Amortization of intangible assets(1)	151	151	453	453
Non-GAAP net loss	$(12,025)	$(9,147)	$(39,386)	$(23,432)

Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.51)	$(1.34)	$(1.36)
Accretion of Series A and B redeemable convertible preferred stock	—	0.01	0.01	0.03
Stock-based compensation	0.12	0.09	0.35	0.25
Tax impact of stock-based compensation(1)	—	—	—	—
Amortization of intangible assets(1)	—	0.01	0.01	0.02
Non-GAAP net loss per share, basic and diluted	$(0.16)	$(0.40)	$(0.97)	$(1.06)

Weighted-average shares used to compute net loss per share attributable to common stockholders and non-GAAP net loss per share, basic and diluted	74,261	22,679	40,688	22,004
Pro forma adjustment to reflect the assumed conversion of our convertible redeemable preferred stock as of the beginning of the period	14,449	55,386	41,590	55,386
Weighted-average shares used to compute pro forma non-GAAP net loss per share, basic and diluted	88,710	78,065	82,278	77,390

Pro forma non-GAAP net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.48)	$(0.30)
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
Operating Expenses
Sales and Marketing
Sales and marketing expense consists of personnel costs, sales commissions, marketing programs, travel and entertainment, expenses for conferences and events and allocated overhead costs.

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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments, net foreign currency remeasurement and transaction gains and losses and interest expense in connection with unused line of credit fees on our revolving credit facility.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue	$69,440	$48,980	$192,139	$133,610
Cost of revenue(1)	12,161	7,424	30,768	17,210
Gross profit	57,279	41,556	161,371	116,400
Operating expenses:
Sales and marketing(1)	44,550	29,574	125,964	83,515
Research and development(1)	20,553	15,869	55,529	42,040
General and administrative(1)	13,272	7,275	32,868	19,982
Total operating expenses	78,375	52,718	214,361	145,537
Loss from operations	(21,096)	(11,162)	(52,990)	(29,137)
Other income (expense), net	709	(92)	240	(65)
Loss before income taxes	(20,387)	(11,254)	(52,750)	(29,202)
Provision for income taxes	482	59	1,157	151
Net loss and comprehensive loss	$(20,869)	$(11,313)	$(53,907)	$(29,353)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$692	$63	$883	$167
Sales and marketing	2,707	409	3,984	1,037
Research and development	2,427	510	3,594	1,356
General and administrative	2,957	1,046	5,745	2,943
Total stock-based compensation expense	$8,783	$2,028	$14,206	$5,503
Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2018	2017	($)	(%)
Revenue	$69,440	$48,980	$20,460	42%
The increase in revenue of $20.5 million was comprised of increases in subscription revenue of $18.6 million, perpetual license and maintenance revenue of $1.0 million and professional services and other revenue of $0.9 million. Revenue from existing customers comprised 42% of the increase, while the remaining increase was due to revenue from new customers since October 1, 2017. International revenue increased $8.7 million, or 59%.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2018	2017	($)	(%)
Cost of revenue	$12,161	$7,424	$4,737	64%
Gross profit	57,279	41,556	15,723	38%
Gross margin	82%	85%
The increase in cost of revenue of $4.7 million was primarily due to:

•	a $2.0 million increase in personnel costs primarily due to increased headcount;

•	a $1.0 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis;

•	a $0.9 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io;

•	a $0.4 million increase in professional fees; and

•	a $0.2 million increase in software subscription expenses.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
(dollars in thousands)	2018	2017	($)	(%)
Sales and marketing	$44,550	$29,574	$14,976	51%
The increase in sales and marketing expense of $15.0 million was primarily due to:

•	a $7.9 million increase in personnel costs largely associated with an increase in headcount;

•	a $3.6 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;

•	a $1.4 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts aimed at acquiring new customers; and

•	a $1.4 million increase in selling expenses, including travel and meeting costs and the costs of software subscriptions.
Research and Development

	Three Months Ended September 30,		Change
(dollars in thousands)	2018	2017	($)	(%)
Research and development	$20,553	$15,869	$4,684	30%
The increase in research and development expense of $4.7 million was primarily due to:

•	a $4.1 million increase in personnel costs largely associated with an increase in headcount, net of $0.6 million of development costs capitalized related to internal use software;

•	a $0.3 million increase in third-party cloud infrastructure costs related to the development of new and future offerings; and

•	a $0.1 million increase in allocated overhead driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.

General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2018	2017	($)	(%)
General and administrative	$13,272	$7,275	$5,997	82%
The increase in general and administrative expense of $6.0 million was primarily due to:

•	a $4.3 million increase in personnel costs largely associated with an increase in headcount;

•	a $0.9 million increase in professional fees; and

•	a $0.2 million increase in software subscription expense.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2018	2017	($)	(%)
Revenue	$192,139	$133,610	$58,529	44%
The increase in revenue of $58.5 million was comprised of increases in subscription revenue of $53.1 million, perpetual license and maintenance revenue of $3.6 million and professional services and other revenue of $1.8 million. Revenue from existing customers comprised 57% of the increase, while the remaining increase was due to revenue from new customers since October 1, 2017. International revenue increased $24.1 million, or 61%.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2018	2017	Change ($)	(%)
Cost of revenue	$30,768	$17,210	$13,558	79%
Gross profit	161,371	116,400	44,971	39%
Gross margin	84%	87%
The increase in cost of revenue of $13.6 million was primarily due to:

•	a $5.0 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io;

•	a $4.8 million increase in personnel costs primarily due to increased headcount;

•	a $2.2 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis;

•	a $0.4 million increase in software subscription expenses; and

•	a $0.4 million increase in depreciation and amortization.

Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,		Change
(dollars in thousands)	2018	2017	($)	(%)
Sales and marketing	$125,964	$83,515	$42,449	51%
The increase in sales and marketing expense of $42.4 million was primarily due to:

•	a $20.1 million increase in personnel costs largely associated with an increase in headcount;

•	a $10.7 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;

•	a $5.9 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts aimed at acquiring new customers;

•	a $4.2 million increase in selling expenses, including travel and meeting costs and the costs of software subscriptions; and

•	a $1.1 million increase in allocated overhead costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Research and Development

	Nine Months Ended September 30,		Change
(dollars in thousands)	2018	2017	($)	(%)
Research and development	$55,529	$42,040	$13,489	32%
The increase in research and development expense of $13.5 million was primarily due to:

•	a $10.6 million increase in personnel costs largely associated with an increase in headcount, net of $1.5 million of development costs capitalized related to internal use software;

•	a $1.0 million increase in third-party cloud infrastructure costs related to the development of new and future offerings;

•	a $0.5 million increase in event and travel costs;

•	a $0.5 million increase in software subscription expenses; and

•	a $0.5 million in allocated overhead driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
General and Administrative

	Nine Months Ended September 30,		Change
(dollars in thousands)	2018	2017	($)	(%)
General and administrative	$32,868	$19,982	$12,886	64%
The increase in general and administrative expense of $12.9 million was primarily due to:

•	a $8.0 million increase in personnel costs largely associated with an increase in headcount;

•	a $2.9 million increase in professional fees;

•	a $0.6 million increase in software subscription expense;

•	a $0.3 million increase in depreciation and amortization; and

•	a $0.2 million increase in allocated overhead driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.

Liquidity and Capital Resources
At September 30, 2018, we had cash and cash equivalents consisting of bank deposits and money market funds of $253.0 million and short-term investments consisting of commercial paper and corporate bonds of $34.1 million. Upon the completion of our IPO in July 2018, we received net proceeds of $264.8 million.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital prior to our IPO. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses from our operations as reflected by our accumulated deficit of $446.5 million at September 30, 2018.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At September 30, 2018, we had deferred revenue of $265.7 million, of which $191.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance of the revolving credit facility exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization adjusted to add changes in deferred revenue in the period and a minimum current ratio level. We were in compliance with all covenants under the revolving credit facility at September 30, 2018.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(1,005)	$(814)
Net cash used in investing activities	(38,254)	(1,628)
Net cash provided by financing activities	265,750	2,051
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(675)	22
Net increase (decrease) in cash and cash equivalents and restricted cash	$225,816	$(369)
Operating Activities
In the nine months ended September 30, 2018, net cash used in operating activities was $1.0 million, which primarily consisted of our $53.9 million loss, adjusted for stock-based compensation expense of $14.2 million and depreciation and amortization of $4.6 million, as well as a net cash inflow of $33.3 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $39.9 million increase in deferred revenue primarily due to increased subscription sales as a majority of our customers are invoiced in advance, partially offset by an $8.2 million increase in accounts receivable.
In the nine months ended September 30, 2017, net cash used in operating activities was $0.8 million, which primarily consisted of our $29.4 million loss, adjusted for stock-based compensation expense of $5.5 million and depreciation and amortization of $3.3 million, as well as a net cash inflow of $19.2 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $40.1 million increase in deferred revenue from increased subscription sales, partially offset by an $11.3 million increase in deferred commissions and an $8.4 million increase in accounts receivable.
Investing Activities
Net cash used in investing activities increased by $36.6 million, primarily due to our purchase of short-term investments of commercial paper and corporate bonds.
Financing Activities
Net cash provided by financing activities increased by $263.7 million, primarily due to proceeds from our IPO, net of underwriting discounts and commissions, of $268.5 million, less payments of offering costs related to our IPO of $3.7 million.
Contractual Obligations
At September 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our Prospectus.
Off-Balance Sheet Arrangements
At September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk
At September 30, 2018, we had cash and cash equivalents of $253.0 million, consisting of cash deposits and money market funds. We also had short-term investments of $34.1 million, consisting of commercial paper and corporate bonds. Our investments are carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a)

reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
We have historically incurred net losses, including net losses of $37.2 million, $41.0 million and $53.9 million in 2016, 2017 and the nine months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $446.5 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our offerings to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase at a greater rate. In particular, we expect to continue to expend substantial financial and other resources on:

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
From 2016 to 2017, our revenue grew from $124.4 million to $187.7 million, representing year-over-year growth of 51%. Our adoption of ASC 606 as of January 1, 2017 contributed three percentage points to that growth rate. From the nine months ended September 30, 2017 to the nine months ended September 30, 2018, our revenue grew from $133.6 million to $192.1 million. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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
We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 751 employees as of December 31, 2016 to 984 employees as of December 31, 2017 and to 1,205 employees as of September 30, 2018. We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to significantly expand our operations and headcount in the near term. Our growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our solutions and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and results of operations.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In 2016, 2017 and the nine months ended September 30, 2017 and 2018, we derived 80%, 83%, 82% and 87%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Ingram Micro, Inc., a distributor, accounted for 42%, 45% 42% and 46% of our revenue in 2016, 2017 and the nine months ended September 30, 2017 and 2018, respectively, and 51% of our accounts receivable as of each of December 31, 2016 and 2017 and 47% as of September 30, 2018. At December 31, 2017, our channel partners accounted for over 20% of our new enterprise customer sales. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 31% and 33% of our revenue in 2017 and the nine months ended September 30, 2018, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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

We have not completed our accounting for the tax effects of enactment of the TCJA; however, as we describe in Note 9 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we have made reasonable estimates of the effects of the TCJA in certain cases in our financial statements that are included as a component of income tax expense. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.
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
As of September 30, 2018, we had 14 issued patents and three patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus” and “Tenable.io” names and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our common stock owned by our directors, executive officers and substantially all of our stockholders are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until January 2019, which is 180 days after the date of our IPO. Subject to certain limitations, 80,179,454 shares of our common stock will be eligible for sale upon the expiration of this 180-day lock-up period. The underwriters in our IPO may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: (1) January 1, 2024, which is the beginning of the first fiscal year following the fifth anniversary of our IPO; (2) the first fiscal year after our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
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
We received net proceeds of $264.8 million after deducting underwriting discounts and commissions and offering expenses. No offering expenses were paid directly or indirectly to any of our directors, officers or persons owning ten percent or more of our capital stock (or their associates or affiliates).
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

TENABLE HOLDINGS, INC.

Date:	November 7, 2018	By:	/s/ Amit Y. Yoran
Amit Y. Yoran
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	November 7, 2018	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)