Form 10-K
period 2018-12-31
Tenable Holdings, Inc.
filed 2019-03-01
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
Commission file number 001-38600
______________________________________
TENABLE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	47-5580846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7021 Columbia Gateway Drive, Suite 500, Columbia, Maryland, 21046
(Address of principal executive offices, including zip code)
(410) 872-0555
(Registrant’s telephone number, including area code)
______________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common stock, par value $0.01 per share	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Emerging growth company	☒	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $687.5 million. The registrant has elected to use December 31, 2018 as the calculation date, which was the last trading date of the registrant’s most recently completed fiscal year, because on June 30, 2018, the registrant was a privately-held company.
The number of shares of the Registrant's common stock outstanding as of February 22, 2019 was 94,955,182.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2018.

TENABLE HOLDINGS, INC.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, including the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our market opportunity;

•	the effects of increased competition as well as innovations by new and existing competitors in our market;

•	our ability to adapt to technological change, release new products and product features and effectively enhance, innovate and scale our enterprise platform and solutions;

•	our ability to effectively manage or sustain our growth and to achieve profitability;

•	our ability to maintain and expand our customer base, including by attracting new customers;

•	our relationships with third parties, including channel partners;

•	potential acquisitions and integration of complementary businesses and technologies;

•	our ability to maintain, or strengthen awareness of, our brand;

•	perceived or actual problems with the security, integrity, reliability, compatibility and quality of our platform and solutions;

•	future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our ability to maintain, protect and enhance our intellectual property;

•	costs associated with defending intellectual property infringement and other claims; and

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.
These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included under Part I, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.
Item 1.        Business
Overview
We are the first and only provider of solutions for a new category of cybersecurity that we call Cyber Exposure. Cyber Exposure is a discipline for managing and measuring cybersecurity risk in the digital era. We are building on our deep technology expertise in the traditional vulnerability assessment and management market and expanding that market to include modern attack surfaces and provide analytics that translate vulnerability data into business insight.

Digital transformation is driving radical change. As organizations modernize their IT infrastructure and adopt cloud or hybrid cloud architectures that are no longer housed in the confines of their corporate networks, they have less visibility and control over the security of these assets. Organizations are also increasingly implementing modern solutions, such as Internet of Things, or IoT, devices and application containers, to enable the rapid development and deployment of new products, services and business models, as well as to drive operational efficiencies. Further, safety-critical Operational Technology, or OT, such as Industrial Control Systems, are now network-connected and need to be secured from cybersecurity threats. This digital transformation increases IT complexity and cybersecurity risk as attack surfaces expand. We refer to an organization’s inability to see the breadth of the modern attack surface and analyze the level of cyber exposure as the Cyber Exposure Gap.
While other functions in an organization, such as finance and operations, have a system to help them manage and measure risk, to date, cybersecurity risk has not been adequately measured and understood. Our platform is built to be the Cyber Exposure Command Center for an organization’s Chief Information Security Officer, or CISO. Our platform provides the CISO with unified visibility into the organization’s state of security and enables security teams to prioritize and focus their remediation efforts. Our platform also translates vulnerability data into actionable business metrics and insights that boards of directors and executives can understand and use to make strategic decisions. We believe our Cyber Exposure solutions are transforming how security is managed and measured and will help organizations more rapidly embrace digital transformation.
Our platform offerings provide broad visibility into security issues such as vulnerabilities, misconfigurations, internal and regulatory compliance violations and other indicators of the state of an organization’s security. We also provide deep analytics to help organizations measure trends in their cyber exposure over time. Our platform integrates and analyzes data from our native collectors alongside IT asset, vulnerability and threat data from third-party systems and applications to prioritize security issues for remediation and focus an organization’s resources based on risk and business criticality.
We have experienced rapid growth in recent periods. In 2018, 2017 and 2016 our total revenue was $267.4 million, $187.7 million and $124.4 million, respectively, representing year-over-year growth rates of 42% from 2017 to 2018 and 51% from 2016 to 2017. Our net loss was $73.5 million, $41.0 million and $37.2 million in 2018, 2017 and 2016, respectively.
Our Platform Offerings
Our vision is to empower every organization to understand and reduce their cybersecurity risk. We are the first and only platform designed to provide broad visibility and deep insights into cyber exposure across the entire modern attack surface, as a result of which we believe our platform can become the system of record for cybersecurity.
Our Enterprise Platform Offerings
Our enterprise platform is built to serve as the Cyber Exposure Command Center, enabling organizations to answer foundational and strategic questions such as:

•	Where are we exposed?

•	Where should we prioritize based on risk?

•	Are we reducing our exposure over time?

•	How do we compare to our peers?
Our enterprise platform offerings, including Tenable.io, Tenable.sc, previously referred to as SecurityCenter, and Industrial Security, are built to provide organizations with the breadth of visibility to accurately understand both traditional and modern attack surfaces and the depth of insight that stems from risk-based analytics, prioritization and benchmarking. Our Cyber Exposure platform automatically discovers assets, including those in cloud environments, and assesses these assets for the presence of vulnerabilities, internal and regulatory compliance violations, misconfigurations and other cybersecurity issues, analyzes and prioritizes cybersecurity risks based on the likelihood of a vulnerability being exploited and the business criticality of the asset, and provides an objective way to measure an organization’s cyber exposure.
We offer two solutions for vulnerability management which provide flexible deployment options based on a customer’s maturity in moving to the cloud. Tenable.io is our software as a service, or SaaS, offering for vulnerability management, and Tenable.sc is our on-premises vulnerability management offering, both of which enable organizations to quickly and accurately identify, investigate and prioritize vulnerabilities and misconfigurations across a range of traditional IT assets, such as networking infrastructure, desktops and on-premises servers, and modern IT assets, such as cloud workloads, containers, web applications, IoT and OT assets. Enterprises typically start with vulnerability management to secure traditional IT assets and expand their deployment over time to cover more traditional IT assets and/or more types of modern assets by deploying additional applications. For organizations with hybrid IT environments, some customers choose to expand their deployments to include both Tenable.sc and Tenable.io as an integrated solution spanning both on-premise and cloud-based management.
Launched in 2017 in partnership with Siemens, Industrial Security, an OT-specific offering, is an asset discovery and vulnerability assessment solution, built on our patented passive network monitoring technology. Industrial Security monitors critical infrastructure in energy, utilities and other sectors, utilizing a non-intrusive approach to give security and plant operations teams the ability to discover, visualize and monitor their most sensitive systems. Industrial Security includes comprehensive asset discovery, passive vulnerability detection and multi-site management, which allows for a consolidated view across multiple locations. We currently offer Industrial Security as a stand-alone solution, and we intend to integrate it within the Tenable.io offering.
Our enterprise platform offerings deliver the following capabilities:

•
Live asset discovery. We can automatically discover a broad range of traditional and modern IT assets, including on-premises infrastructure, applications, cloud environments, mobile devices, containers, IoT devices and OT systems. We use a combination of active scanning, passive network monitoring and public cloud monitoring via our connector to identify known and unknown assets on the network.

•
Automated exposure assessment. With every change in a customer’s computing environment, we can automatically assess and identify where there are vulnerabilities, internal and regulatory compliance violations and misconfigurations across assets and cloud environments, such as missing software patches or outdated software versions. In addition, we can help optimize existing security technology investments to identify indicators of cyber exposure, such as improperly configured anti-virus software.

•
Deep analytics to allow for prioritization. We combine our product and research IP with third-party data to provide business context and allow organizations to prioritize remediation efforts based on the business criticality of the asset and the severity of the issue. Additionally, we recently announced the release of Predictive Prioritization, which enables organizations to reduce business risk by focusing on the vulnerabilities with the greatest likelihood of imminently being exploited. Predictive Prioritization combines Tenable vulnerability data with third party threat and vulnerability data across 150 data sources using a proprietary machine learning algorithm developed by the Tenable Research data science team to predict the likelihood of a vulnerability being exploited. Predictive Prioritization provides a threat-based view of vulnerabilities, which is a critical component of modern vulnerability management, and will be included within both Tenable.io and Tenable.sc.

•
Open and extensible platform. Our platform ingests a wide set of third-party data sources to enhance analysis and integrates that data with industry-leading IT workflow, security information and event management, or SIEM, and systems management tools to accelerate remediation and provide common visibility across security and IT operations teams.

•
Cyber exposure measurement. Our expansive knowledge base of assets and vulnerabilities coupled with data science insights help our customers objectively score, trend and benchmark cyber exposure across their organizations, including by business unit or geography, and compare their cyber exposure against industry peers and best practices. We believe this capability is critical to help the CISO effectively translate technical information and communicate cybersecurity risk to a non-technical audience, including the C-suite and the Board of Directors, to make better strategic decisions on where to focus investment to maximize cybersecurity risk reduction. Our vision is to create industry standard metrics and benchmarks for Cyber Exposure to create an objective measure of cyber risk. In support of this vision, we plan to release Tenable Lumin to help organizations with cyber exposure measurement, which will include scoring, trending and benchmarking capabilities and data science insights.

Nessus
Our co-founder is the creator of Nessus, one of the most widely deployed vulnerability assessment solutions in the cybersecurity industry, which underpins our enterprise platform. Since the introduction of Nessus in 1998, an extensive community of Nessus users has emerged. We continue to cultivate knowledge and affinity within this user base, which, when combined with our enterprise customers and our Tenable Research team of cybersecurity and data science experts, creates powerful network effects in the form of a continuous feedback loop of data and insights. We use these learnings to expand our assessment capabilities and coverage, continually optimize our solutions and inform our product strategy and innovation priorities. We believe these data and insights will also fuel and strengthen our benchmarking capabilities over time.
Nessus Professional
Nessus Professional is a vulnerability assessment solution for identifying security vulnerabilities, configuration issues and malware. Nessus Professional serves as both a stand-alone product designed for security consultants and practitioners performing one-time or ad-hoc assessment as well as an on-ramp product to our enterprise platform. With broad vulnerability coverage, accurate analysis and an easy-to-use interface, Nessus Professional offers a cost-effective and comprehensive solution for security consultants and users with ad-hoc assessment needs.
Nessus Home
We also offer a free version of our Nessus product, Nessus Home, which includes vulnerability and configuration assessment for a limited number of assets, but does not include access to support and certain features that Nessus Professional customers enjoy.
Technology Architecture
Our platform is built from the ground up to support the needs of modern IT assets and cloud environments. Our platform’s scalability can meet the requirements of the largest global enterprise customers, which may require assessment for millions of assets. In addition, we offer a published service level agreement promising 99.95% availability to help ensure the reliability of operation for our customers.
Foundational elements of our technology architecture include:

•
Microservices-based architecture. DevOps are software development practices and tools that increase an organization’s ability to rapidly deliver applications and services. In a DevOps model, building security into the application development process is difficult. Technologies like microservices, which structure an application as a collection of loosely coupled services, and application containers, which are lightweight, portable pieces of software used to package applications and services, have emerged to support DevOps processes. Our architecture consists of microservices running in containers provided by Docker Inc. and orchestrated by the open-source system Kubernetes. Containers allow us to utilize a DevOps philosophy in our software development lifecycle, which permits us to perform numerous code updates per day. The result is faster and more predictable time to market for new capabilities and services.

•
Public cloud infrastructure for agility. Our use of the public cloud delivers agility and market responsiveness without the capital investment or time delay involved with planning, purchasing and deploying hardware. It also provides a flexible cost profile in which capacity can be quickly adjusted up or down in response to new opportunities and market demand, with relatively modest fixed costs.

•
Scalability. Our platform scales up and down to continuously meet customer demands, through the use of public cloud infrastructure around the world. This approach provides elastic resources for compute, data transfer and storage, and allows us to meet the needs of even the largest global enterprises and government agencies. Our platform manages and supports millions of assets for multiple enterprise customers across a variety of industries, with the ability to process millions of application programming interface, or API, calls daily. The platform can scale to support IoT deployments that are an order of magnitude larger than IT deployments.

•
Availability. Our modern architecture, leveraging state-of-the-art public cloud services, offers high availability and high performance. It provides geographic redundancy, as well as automated backup, without the need for us to build redundant infrastructure. As a result, we offer a service level agreement for Tenable.io that promises 99.95% availability.

•
Portability. Tenable.io primarily resides in a public cloud environment and offers the flexibility to be deployed as traditional software in on-premises environments, partner environments and hybrid deployments.

•
Extensibility and integration. Our open API and software development kit, or SDK, enable import of data from third-party sources and sensors-including competitor products-to augment our native discovery, assessment and analytics. This is essential to providing a unified view of assets, vulnerabilities and exposure across the enterprise. These capabilities also enable flexible export of our data to third party systems.

•
Widely adopted industry standard file format. The “.Nessus” file format for vulnerability data used in all of our products is openly documented and supported by dozens of products and programming languages, which simplifies integration with our ecosystem partners’ technologies.

Our Technology Ecosystem
We have partnered and/or integrated with leading technology companies to pioneer the industry’s first Cyber Exposure ecosystem to help organizations build resilient cybersecurity programs. Our ecosystem consists of a variety of third-party data import sources into our platform offerings, as well as export of our data out to third-party IT systems. Our technology ecosystem connects disparate solutions and data to automate processes and accelerate an organization’s ability to understand, manage and reduce its cyber exposure.
We integrate a variety of third-party data sources into our platform to augment our native data collection and help with analysis and prioritization. Furthermore, our data is also exported out to enrich third-party IT management and security systems.
Our Growth Strategy
Our objectives are to maintain our market leadership in Cyber Exposure and to capture our large market opportunity. To accomplish these objectives, we intend to:

•
Continue to Acquire New Enterprise Platform Customers. We believe there is a substantial opportunity to increase adoption of our enterprise platform offerings. We have experienced strong growth in new platform customers due to investments in sales and marketing. We intend to continue to aggressively pursue new customers by adding sales capacity and leveraging our network of channel partners.

•
Expand Asset Coverage Within Our Customer Base. We believe we have a significant opportunity to expand our relationships with our existing customers by targeting additional teams, business units or geographies, pursuing broad enterprise deployments and generally expanding our coverage of their IT assets.

•
Invest in Our Technology Platform and Expand Use Cases. We intend to continue to innovate and develop our enterprise platform, including the addition of incremental capabilities, such as coverage of new attack surfaces and asset types and the addition of analytical capabilities, to help our customers measure and benchmark their cyber exposure. As we collect more data and ingest more data from third-party sources, we believe our data set will become even more valuable over time, which will allow us to continue to develop new analytical products and capabilities to our existing product suite over time. We also plan to release Tenable Lumin, a new application that will provide cyber exposure scoring, trending and benchmarking capabilities to help organizations measure their internal cyber exposure, including by business unit or geography, and against industry peers and best-in-class performers.

•
Accelerate International Expansion. We intend to increase our international customer base by leveraging and expanding investments in our technology, direct sales force and channel partnerships around the world.

Customers
We sell and market our enterprise platform offerings through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our enterprise platform offerings to our distributors, which in turn sell to our resellers, which then sell to end users, which we call customers.
Our customers are located in over 160 countries and include enterprises of all sizes and span a wide range of industries, including manufacturing, energy and industrials; technology, media and telecommunications; banking, insurance and finance; government, education and non-profit; healthcare; and retail and consumer.
As of December 31, 2018 and 2017, we had over 27,000 and 24,000 customers, respectively, who licensed our Tenable.io, Tenable.sc or Nessus Professional products. Our customers include 58% of the Fortune 500 and 32% of the Global 2000 organizations at December 31, 2018. In 2018, 2017 and 2016, no single customer represented more than 2% of our revenue.

Sales and Marketing
Our sales strategy employs both a direct-touch approach through our sales forces and a low-touch approach through sales closed by our channel partners and transacted our on e-commerce website. Both direct-touch and channel-originated sales are fulfilled through our channel partnerships. Our sales and customer success renewal teams collaborate closely with our channel partners to prospect, manage and support our customers, developing and maintaining close relationships with all of our platform customers.
We sell to organizations of all sizes across a broad range of industries, with a specific focus on enterprise accounts. Our sales team is divided by customer size and geography, including Americas; Europe, the Middle East and Africa, or EMEA; and Asia Pacific and Japan, or APAC.
Our partner ecosystem provides us with a number of advantages, including increased in-bound registered sales leads, broader geographic reach and greater deal velocity. Our channel partners include distributors, value-added resellers, system integrators and managed security service providers.
Our marketing efforts focus on cultivating brand awareness and leveraging our brand strength with Nessus, building demand across all segments with a specific emphasis on our enterprise customers and delivering tailored marketing programs focused on CISOs and security executives, functional managers and security practitioners and consultants with Nessus. We also provide educational programs to DevOps teams for our Container Security and Web Application Scanning products. We execute marketing programs targeted at new customer acquisition, customer retention and cross-selling and up-selling of products across our platform.
Research and Development
Our engineering expertise combines extensive security product development experience with individuals who possess deep cloud and user interface design background. Our engineering team has groups that focus on Nessus configuration auditing, Nessus vulnerability enumeration, passive network traffic analysis and system log analysis, including public cloud.
Additionally, our Tenable Research team includes a team of cybersecurity and data science experts who produce original research and apply data science techniques to our security telemetry data to provide meaningful insights. This data fuels the benchmarking offering in our platform and we believe will become a trusted source throughout the industry for understanding Cyber Exposure. Tenable Research, including data science, is a key component of our thought leadership.
We believe ongoing and timely development of new products and features is imperative to maintaining our competitive position. We continue to invest in development of our solutions across our global innovation centers in Columbia, Maryland; Los Angeles, California; San Jose, California and Dublin, Ireland.
Our research and development expense was $76.7 million, $57.7 million and $40.1 million in 2018, 2017 and 2016, respectively.
Backlog
We define backlog as contractually committed orders to be invoiced under our existing agreements that are not included in the deferred revenue on our consolidated balance sheets. As of December 31, 2018 and 2017, we had backlog of $3.3 million and $3.1 million, respectively. We expect substantially all of the backlog at December 31, 2018 to be invoiced within the following twelve months.
Competition
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
We believe that the principal competitive factors affecting the market for cybersecurity solutions include product functionality, breadth and depth of offerings, flexibility of delivery models, ease of deployment and use, integration capabilities such as open APIs and scalability, uptime and performance. We believe that our suite of solutions generally competes favorably with respect to these factors and may serve as a complement to the solutions offered by our competitors in some cases. Some of our more established actual and potential competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and significantly greater resources than we do. In addition, as our market grows and rapidly changes, we expect it will continue to attract new competitors, including larger established companies and smaller emerging companies, which could introduce new products and services.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology.
As of December 31, 2018, we had 14 issued patents and five patent applications pending in the United States. Our issued patents expire between 2027 and 2034 and cover our passive network scanning, monitoring and analysis technologies and additional features of our enterprise platform. As of December 31, 2018, we had 16 registered trademarks and one trademark application pending in the United States. We view our copyrights, trade secrets and know-how as a significant component of our intellectual property assets.
We also license certain software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright and trade secret laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality and invention assignment agreements, unauthorized parties may still attempt to copy, reverse engineer misappropriate or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.
Government Regulation
Various federal, state and foreign legislative and regulatory bodies have legislation pending that could affect our business. In particular, the European Union has passed the General Data Protection Regulation, or GDPR, which came into force on May 25, 2018. The GDPR includes more stringent operational requirements on entities that receive or process personal data (as compared to existing EU law), along with significant penalties for non-compliance, more robust obligations on data processors and data controllers, greater rights for data subjects (potentially requiring significant changes to both our technology and operations), and heavier documentation requirements for data protection compliance programs. Similarly, there are a number of federal and state level legislative proposals in the United States that could impose new obligations on us. For example, California recently enacted the California Consumer Privacy Act, or the CCPA, which creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, which could include certain of our employees based on the broad definitions in the law, to provide such consumers new ways to opt out of certain sales of personal information and to allow for a new causes of action for data breaches. In addition, some countries are considering or have passed legislation implementing more onerous data protection requirements or requiring local storage and processing of data or other requirements that could increase the cost and complexity of delivering our services.
Like other U.S.-based IT security products, our products are subject to U.S. export control laws and regulations, specifically the Export Administration Regulations, or EAR, U.S. economic and trade sanctions regulations and applicable foreign government import, export and use requirements. Certain of our products are subject to encryption controls under the EAR due to the nature of the product and its use or incorporation of encryption functionality. Under the encryption controls in the EAR, applicable products may only be exported outside of the United States with required export authorizations, such as a license, a license exception or other appropriate government authorizations. In addition to the restrictions under the EAR, U.S. export control laws and economic sanctions prohibit the export of products and services to countries, governments, entities or persons subject to U.S. embargoes or trade sanctions.
Employees and Culture
As of December 31, 2018, we had 1,252 employees, including 329 employees located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
We believe in upholding a core set of values for our entire global workforce:

•	One Tenable: We are united as one Tenable team. We win together. We are one team internally, with our customers, with our partners and in the market.

•	We Care: About our work, about our customers, about one another and about our communities. We speak straight and we do the right thing.

•	Deliver Results: We set high goals, take bold risks, measure honestly and deliver results that exceed expectations.

•	What We Do Matters: The work that we do makes a difference in the world.
Financial Information and Segments
Segment and geographic information required here in Item 1 can be found in Note 1 and Note 10 of the Notes to our Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K.
Corporate Information
Tenable Network Security, Inc., our predecessor, was incorporated under the laws of the State of Delaware in 2002. Tenable Holdings, Inc. was incorporated in Delaware in October 2015, and in November 2015, Tenable Network Security, Inc. was merged into our wholly-owned indirect subsidiary and in 2017 was renamed as Tenable, Inc.
Our principal executive offices are located at 7021 Columbia Gateway Drive, Suite 500, Columbia, Maryland 21046. Our telephone number is (410) 872-0555. Our website address is www.tenable.com. The information contained on, or that can be accessed through, our website is not incorporated by reference, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.
“Tenable,” “Nessus,” “Tenable.io” and the Tenable logo, and other trademarks or service marks of Tenable Holdings, Inc. appearing in this Annual Report on Form 10-K are the property of Tenable Holdings, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available for download free of charge from our investor relations website https://investors.tenable.com after we file them with the Securities and Exchange Commission, or the SEC. The SEC’s website https://www.sec.gov contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
The contents of any website referred to in this Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Item 1A.    Risk Factors
Our operations and financial results are subject to significant risks and uncertainties including those described below. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected.
Risks Related to Our Business and Industry
We have a history of losses and may not achieve or maintain profitability in the future.
We have historically incurred net losses, including net losses of $73.5 million, $41.0 million and $37.2 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $466.1 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our offerings to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase at a greater rate. In particular, we expect to continue to expend substantial financial and other resources on:

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
From 2017 to 2018, our revenue grew from $187.7 million to $267.4 million, representing year-over-year growth of 42%. This growth was primarily from an increase in subscription revenue. From 2016 to 2017, our revenue grew from $124.4 million to $187.7 million, representing year-over-year growth of 51%. Our adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as of January 1, 2017 contributed three percentage points to that growth rate. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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
Our enterprise platform offerings, Tenable.io and Tenable.sc, must interoperate with our customers’ existing network and security infrastructure. These complex systems are developed, delivered and maintained by the customer and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security offerings to customers with highly complex and customized networks, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure or new industry standards or protocols, such as HTTP/2, are introduced, we may have to update or enhance our cloud platform and our other solutions to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.
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
If our solutions fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, or if our solutions fail to identify new and increasingly complex methods of cyberattacks, our business and reputation may suffer. There is no guarantee that our solutions will detect all vulnerabilities, especially in light of the rapidly changing security landscape to which we must respond. Additionally, our solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, our solutions rely on information provided by an active community of users who contribute new exploits, attacks and vulnerabilities. If the information from these third parties is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings and may therefore adversely impact market acceptance of our products and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem.
Our solutions may also contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new solutions and product upgrades and we expect that these errors or defects will be found from time to time in the future in new or enhanced solutions after commercial release. Defects may cause our solutions to be vulnerable to attacks, cause them to fail to detect vulnerabilities, or temporarily interrupt customers’ networking traffic. Any errors, defects, disruptions in service or other performance problems with our solutions may damage our customers’ business and could hurt our reputation. If our solutions fail to detect vulnerabilities for any reason, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions may harm our business and operating results.
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
Any one of these or other factors discussed elsewhere in this Annual Report on Form 10-K, or the cumulative effect of some of these factors, may result in fluctuations in our revenue and operating results, meaning that quarter-to-quarter comparisons of our revenue, results of operations and cash flows may not necessarily be indicative of our future performance and may cause us to miss our guidance and analyst expectations and may cause our stock price to decline.
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
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, attacks by (or indicators of compromise that identify) cyber bad actors, technologies, standards or customer requirements. With the introduction of new technologies, the evolution of our offerings and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader product offerings and can bundle competing products and services with other software offerings. As a result, customers may choose a bundled product offering from our competitors, even if individual products have more limited functionality than our solutions. These competitors may also offer their products at a lower price as part of this larger sale, which could increase pricing pressure on our offerings and cause the average sales price for our offerings to decline. These larger competitors are also often in a better position to withstand any significant reduction in capital spending, and will therefore not be as susceptible to economic downturns. One component of our enterprise platform involves assessing Cyber Exposure in a public cloud environment. We are dependent upon the public cloud providers to allow our solutions to access their cloud offerings. If one or more cloud providers elected to offer exclusively their own cloud security product or otherwise eliminate the ability of our solutions to access their cloud on behalf of our customers, our business and financial results could be harmed.

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
Our subscription offerings are term-based and a majority of our subscription contracts entered into in 2018 and 2017 were for one year in duration. In order for us to maintain or improve our results of operations, it is important that a high percentage of our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described in this Annual Report on Form 10-K. Additionally, many of our customers, including certain top customers, have the right to terminate their agreements with us for convenience and for other reasons. We cannot assure you that customers will maintain their agreements with us, renew subscriptions or increase their usage of our software. If our customers do not maintain or renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be harmed.
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
We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 751 employees as of December 31, 2016 to 984 employees as of December 31, 2017 and to 1,252 employees as of December 31, 2018. We have also significantly increased the size of our customer base over the last several years.

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
Regulatory, legislative or self-regulatory standard developments regarding privacy and data security matters could adversely affect our ability to conduct our business.
We, along with a significant number of our customers, are subject to laws, rules, regulations, and industry standards related to data privacy and cyber security, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. In addition to current privacy and data security regulations currently in force in the jurisdictions where we operate, the GDPR came into force in May 2018. The GDPR contains numerous requirements and changes from prior European Union, or EU, law, including more robust obligations on data processors and data controllers, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control over personal data by data subjects, such as the “right to be forgotten", increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. We have an internal data privacy function that oversees and supervises our compliance with European data protection regulations.
In the United States and globally, governments and agencies have adopted, and could in the future adopt, modify, apply or enforce laws, policies, regulations, and standards covering data subject privacy, data security, technologies such as cookies that are used to collect, store and/or process data, marketing online, the use of data to inform marketing, the taxation of products and services, unfair and deceptive practices and the collection, including the collection of information, use, processing, transfer, storage and/or disclosure of data associated with unique individual internet users. We may be subject directly or via contract to such laws, policies, regulations, and standards.  New regulation or legislative actions regarding data privacy and security, together with applicable industry standards, may increase the costs of doing business and could have a material adverse impact on our operations and cash flows.
While we have taken steps to mitigate the impact on us, such as implementing standard contractual clauses as appropriate and self-certifying under the EU-US Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain. Potential or actual legal proceeding could lead to one or both of these mechanisms being declared invalid.  Further, local data protection authorities general may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU states.
If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. These existing and proposed laws and regulations can be costly to comply with, could expose us to significant penalties for non-compliance, can delay or impede the development or adoption of our products and services, reduce the overall demand for our services, result in negative publicity, increase our operating costs, require significant management time and attention and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.
We rely on our third-party channel partner network of distributors and resellers to generate a substantial amount of our revenue.
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In 2018, 2017 and 2016, we derived 88%, 83% and 80%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Ingram Micro, Inc., a distributor, accounted for 46%, 45% and 42% of our revenue in 2018, 2017 and 2016, respectively, and 46% of our accounts receivable as of December 31, 2018 and 51% as of December 31, 2017. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 33% and 31% of our revenue in 2018 and 2017, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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
The nature of our business requires the application of complex accounting rules and regulations. Significant changes in current principles will affect our consolidated financial statements and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our results of operations.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions, useful lives of long-lived assets, the valuation of stock-based compensation, including the estimated underlying fair value of our common stock prior to our IPO, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
As of December 31, 2018 we had federal, state and foreign net operating loss carryforwards, or NOLs, of $85.9 million, $24.1 million, and $102.3 million, respectively, available to offset future taxable income, which begin to expire in 2030. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.
In addition, under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon an analysis as of December 31, 2017, we determined that we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.
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
On December 22, 2017, U.S. Federal tax reform was enacted with the signing of the Tax Cuts and Jobs Act, or TCJA. Notable provisions of the TCJA included significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. We continue to examine the impact that the TCJA may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could materially impact our financial results.

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
As of December 31, 2018, we had 14 issued patents and five patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus” and “Tenable.io” names and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
The market price of our common stock may fluctuate substantially and depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated changes or fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;

•	industry or financial analyst or investor reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

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
Upon the closing of our IPO, the 12,535,000 shares sold in the offering became freely tradable, and all the remaining shares of common stock outstanding at the time of our IPO became available for sale in the public market in January 2019 following the expiration of lock-up agreements between our stockholders and the underwriters for the IPO. Additionally, stockholders holding a substantial majority of the outstanding shares of our common stock have the right, subject to various conditions and limitations, to require us to file one or more registration statements covering their shares or to include their shares of our common stock in registration statements that we may file for ourselves or other stockholders. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. Shares of common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.
In addition, we filed a registration statement on Form S-8 under the Securities Act registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.
The issuance of additional stock in connection with financings, acquisitions, investments, our equity incentive plan or otherwise will dilute all other stockholders.
Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, in the future we may issue common stock or other securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plan or otherwise. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock, which could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired, and are in the process of hiring, additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
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
In addition, as a result of our disclosure obligations as a public company, we may have reduced strategic flexibility and may be under pressure to focus on short-term results, which could materially and adversely affect our ability to achieve long-term profitability.
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
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
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
We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial professional fees and expend significant management efforts, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision, if permitted by applicable law, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers or other employees. If a court were to find this exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition.
Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Recently, the Delaware Chancery Court issued an opinion invalidating such provision. In light of that recent decision, we will not attempt to enforce this provision of our amended and restated certificate of incorporation to the extent it is not permitted by applicable law. As a result, we may incur additional costs associated with resolving disputes that would otherwise be restricted by that provision in other jurisdictions, which could seriously harm our business.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our principal executive offices are located in Columbia, Maryland and consist of approximately 66,000 square feet under a lease that expires in December 2020. We have signed a lease for our planned new principal executive offices to be located in Columbia, Maryland, which will consist of approximately 150,000 square feet under a lease that expires in August 2031. We maintain additional offices in multiple locations in the United States and internationally in Asia, Europe, North America and the Middle East. We believe that our current facilities are adequate to meet our ongoing needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
Item 3.        Legal Proceedings
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
Item 4.        Mine Safety Disclosures
Not applicable.

PART II
Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades on the Nasdaq Global Select Market under the ticker symbol "TENB."
Holders of Record
At December 31, 2018, we had 179 holders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any dividends on our common stock. In addition, our loan and security agreement with Silicon Valley Bank contains restrictive covenants that prohibit us, subject to certain exceptions, from paying dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business and do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements, and other factors that our board of directors may deem relevant.
Unregistered Sales of Equity Securities
Prior to the filing of our Registration Statement on Form S-8 (File No. 333-226347) in 2018, we granted under our 2016 Stock Incentive Plan options to purchase an aggregate of 6,107,848 shares of our common stock to a total of 257 employees and directors, having exercise prices ranging from $10.97 to $23.00 per share. In the same period, we granted 1,007,800 restricted stock units to a total of 957 employees with a weighted average grant date fair value of $16.44 per share. We did not grant any restricted stock awards during the period.
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
On July 30, 2018, upon the closing of our IPO, all 15,847,500 shares of our Series A Redeemable Convertible Preferred Stock and 39,538,354 shares of our Series B Redeemable Convertible Preferred Stock automatically converted into an aggregate of 55,385,854 shares of our common stock. The issuance of such shares of common stock was exempt from the registration under Section 3(a)(9) of the Securities Act.
Use of Proceeds from IPO
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

Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Allen & Company LLC and Deutsche Bank Securities Inc. acted as active book-running managers for the offering. Stifel, Nicolaus & Company, Incorporated acted as passive book-running manager for the offering, and William Blair & Company, L.L.C. and BTIG, LLC acted as co-managers for the offering. The offering commenced on July 25, 2018 and did not terminate before all securities registered on the registration statement were sold.
We received net proceeds of $264.6 million after deducting underwriting discounts and commissions and offering expenses. No offering expenses incurred by us were paid directly or indirectly to any of our directors, officers or persons owning ten percent or more of our capital stock (or their associates or affiliates).
There has been no material change in the planned use of the IPO proceeds as described in our final prospectus for our IPO dated as of July 25, 2018 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 26, 2018.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Tenable Holdings, Inc. under the Securities Act or the Exchange Act.
We have presented below the cumulative total return to our stockholders between July 26, 2018 (the date our common stock began trading on the Nasdaq Global Select Market) through December 31, 2018 in comparison to the Standard & Poor’s, or the S&P, 500 Index and the S&P Information Technology Index. All values assume a $100 initial investment, and data for the S&P 500 Index and S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	7/26/2018(1)	7/31/2018	8/31/2018	9/30/2018	10/31/2018	11/30/2018	12/31/2018
Tenable Holdings, Inc.	$100.00	$98.84	$109.62	$128.53	$94.15	$94.15	$73.36
S&P 500 Index	100.00	99.25	102.26	102.70	95.57	97.28	88.35
S&P Information Technology Index	100.00	96.55	103.05	102.65	94.39	92.39	84.50
_______________
(1)    Base period
Issuer Purchases of Equity Securities
In May 2018, we purchased 6,737 shares of common stock from an employee for $10.97 per share pursuant to a right of first offer under a right of first refusal agreement in effect prior to the IPO, which terminated in connection with the IPO. We purchased the shares from the employee at a price per share equal to fair market value as determined by a third-party valuation as of a recent date.

Item 6.        Selected Financial Data
The following selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2015 and consolidated balance sheet data as of December 31, 2016 and 2015 are from our audited financial statements not included in this Annual Report on Form 10-K.
You should read the following selected financial data with the historical consolidated financial statements and related notes to those statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015
Revenue(1)	$267,360	$187,727	$124,371	$93,466
Cost of revenue(2)	43,167	25,588	14,219	10,914
Gross profit	224,193	162,139	110,152	82,552
Operating expenses:
Sales and marketing(2)	173,344	116,299	85,736	60,635
Research and development(2)	76,698	57,673	40,085	25,288
General and administrative(2)	46,732	28,927	20,164	15,348
Recapitalization costs(3)	—	—	—	67,039
Total operating expenses	296,774	202,899	145,985	168,310
Loss from operations	(72,581)	(40,760)	(35,833)	(85,758)
Other income (expense), net	1,424	(91)	(532)	(189)
Loss before income taxes	(71,157)	(40,851)	(36,365)	(85,947)
Provision for (benefit from) income taxes	2,364	171	843	(2,188)
Net loss and comprehensive loss	(73,521)	(41,022)	(37,208)	(83,759)
Accretion of Series A and B redeemable convertible preferred stock	(434)	(763)	(763)	(29)
Net loss attributable to common stockholders	$(73,955)	$(41,785)	$(37,971)	$(83,788)

Net loss per share attributable to common stockholders, basic and diluted(4)	$(1.38)	$(1.88)	$(1.81)	$(1.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	53,669	22,211	20,974	57,654
_______________
(1)    We adopted Accounting Standards Codification Topic 606, Revenue From Contracts With Customers, or ASC 606, on January 1, 2017 using the modified retrospective method. The 2016 and 2015 consolidated statements of operations were not adjusted for the adoption of ASC 606. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on the impact of adopting ASC 606.
(2)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015
Cost of revenue	$1,707	$281	$223	$52
Sales and marketing	6,911	1,579	969	866
Research and development	5,804	1,782	602	252
General and administrative	8,453	4,118	738	509
Total stock-based compensation expense	$22,875	$7,760	$2,532	$1,679

(3)    We recorded a charge of $67.0 million primarily resulting from the repurchase price paid to common stockholders exceeding the estimated fair value of the common stock on the date of the Series B financing.
(4)    See Note 8 to our consolidated financial statements in this Annual Report on Form 10-K for details on the calculation of basic and diluted net loss per share attributable to common stockholders.

Consolidated Balance Sheet Data:	December 31,
(in thousands)	2018	2017	2016	2015
Cash and cash equivalents	$165,116	$27,210	$34,470	$43,743
Working capital (deficit)(1)	142,484	(69,091)	(18,538)	13,862
Total assets	460,612	164,337	105,494	83,993
Deferred revenue, current and non-current	289,903	225,818	107,447	63,218
Redeemable convertible preferred stock	—	277,735	276,972	276,209
Accumulated deficit	(466,108)	(392,587)	(313,147)	(275,939)
Total stockholders' equity (deficit)	121,763	(371,665)	(301,918)	(266,862)
_______________
(1)    We define working capital (deficit) as total current assets less total current liabilities. See our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities. Changes in working capital (deficit) reflect increases in deferred revenue and deferred commissions as a result of our subscription model and our adoption of ASC 606.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, or this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Form 10-K and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Our enterprise platform offerings, including Tenable.io, Tenable.sc, and Industrial Security, are built to provide organizations with the breadth of visibility to accurately understand both traditional and modern attack surfaces and the depth of insight that stems from risk-based analytics, prioritization and benchmarking. Our Cyber Exposure platform automatically discovers assets, including those in cloud environments, and assesses these assets for the presence of vulnerabilities, internal and regulatory compliance violations, misconfigurations and other cybersecurity issues, analyzes and prioritizes cybersecurity risks based on the likelihood of a vulnerability being exploited and the business criticality of the asset, and provides an objective way to measure an organization’s cyber exposure.
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
We have experienced rapid growth in recent years. Revenue in 2018, 2017 and 2016 was $267.4 million, $187.7 million and $124.4 million, respectively, representing year-over-year growth of 42% and 51%, respectively. Our net loss in 2018, 2017 and 2016 was $73.5 million, $41.0 million and $37.2 million, respectively, as we continue to invest in our business and market opportunity.
Initial Public Offering
On July 30, 2018, we completed our IPO, in which we issued and sold 12,535,000 shares of common stock at the IPO price of $23.00 for net proceeds to us of $264.6 million, after underwriting discounts and commissions and other offering expenses. Upon the completion of our IPO, all 15,847,500 shares of our Series A Redeemable Convertible Preferred Stock, or Series A, and 39,538,354 shares of our Series B Redeemable Convertible Preferred Stock, or Series B, automatically converted into an aggregate of 55,385,854 shares of our common stock.

Financial Highlights
Below are our key financial results:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenue	$267,360	$187,727	$124,371
Loss from operations	(72,581)	(40,760)	(35,833)
Net loss	(73,521)	(41,022)	(37,208)
Net loss per share attributable to common stockholders, basic and diluted	(1.38)	(1.88)	(1.81)
Net cash used in operating activities	(2,559)	(6,266)	(2,785)
Purchases of property and equipment	(5,733)	(2,755)	(5,776)
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
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue to invest in sales and marketing to grow our sales team, expand brand and Cyber Exposure awareness and optimize our channel partner network. We also intend to continue to invest in our research and development team to further our technological leadership position in Cyber Exposure and enhance the functionality of our solutions. Any investments we make in our sales and marketing and research and development teams will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. These investment activities could increase our net losses over the short term if our revenue growth does not increase at higher rates. However, we expect that these investments will ultimately benefit our results of operations.
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue	$267,360	$187,727	$124,371
Deferred revenue (current), end of period	213,644	154,898	88,011
Deferred revenue (current), beginning of period(1)	(154,898)	(107,006)	(54,721)
Calculated current billings	$326,106	$235,619	$157,661
_______________
(1)    In connection with adopting ASC 606, we recorded $19.0 million of current deferred revenue on January 1, 2017 related to perpetual license revenue recognized in prior periods.
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash used in operating activities	$(2,559)	$(6,266)	$(2,785)
Purchases of property and equipment	(5,733)	(2,755)	(5,776)
Free cash flow(1)	$(8,292)	$(9,021)	$(8,561)
_______________
(1)    Contributions to our employee stock purchase plan during the year ended December 31, 2018 contributed $6.3 million to free cash flow.

Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Year Ended December 31,
	2018	2017	2016
Number of new enterprise platform customers added in period(1)	1,178	1,017	786
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At December 31,
	2018	2017	2016
Number of customers with $100,000 and greater in annual contract value at end of period	453	265	124
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP loss from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Loss from operations	$(72,581)	$(40,760)	$(35,833)
Stock-based compensation	22,875	7,760	2,532
Amortization of intangible assets	603	603	178
Non-GAAP loss from operations	$(49,103)	$(32,397)	$(33,123)

Operating margin	(27)%	(22)%	(29)%
Non-GAAP operating margin	(18)%	(17)%	(27)%
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

The following table presents a reconciliation of net loss, and net loss per share attributable to common stockholders, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net loss, non-GAAP net loss per share and pro forma non-GAAP net loss per share:

	Year Ended December 31,
(in thousands, except for per share amounts)	2018	2017	2016
Net loss attributable to common stockholders	$(73,955)	$(41,785)	$(37,971)
Accretion of Series A and B redeemable convertible preferred stock	434	763	763
Stock-based compensation	22,875	7,760	2,532
Tax impact of stock-based compensation(1)	(218)	(54)	(22)
Amortization of intangible assets(1)	603	603	178
Non-GAAP net loss	$(50,261)	$(32,713)	$(34,520)

Net loss per share attributable to common stockholders, basic and diluted	$(1.38)	$(1.88)	$(1.81)
Accretion of Series A and B redeemable convertible preferred stock	0.01	0.03	0.03
Stock-based compensation	0.42	0.35	0.12
Tax impact of stock-based compensation(1)	—	—	—
Amortization of intangible assets(1)	0.01	0.03	0.01
Non-GAAP net loss per share, basic and diluted	$(0.94)	$(1.47)	$(1.65)

Weighted-average shares used to compute net loss per share attributable to common stockholders and non-GAAP net loss per share, basic and diluted	53,669	22,211	20,974
Pro forma adjustment to reflect the assumed conversion of our convertible redeemable preferred stock as of the beginning of the period	31,107	55,386	55,386
Weighted-average shares used to compute pro forma non-GAAP net loss per share, basic and diluted	84,776	77,597	76,360

Pro forma non-GAAP net loss per share, basic and diluted	$(0.59)	$(0.42)	$(0.45)
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expense. Operating expenses also include depreciation and amortization as well as allocated overhead costs including IT and facilities costs.

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
We expect our research and development expense to continue to increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our cloud-based platform. However, we expect our research and development expense to decrease as a percentage of our revenue over the long term, although our research and development expense may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
General and Administrative
General and administrative expense consists of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include travel and entertainment, professional fees, insurance and allocated overhead.
We expect our general and administrative expense to continue to increase in absolute dollars for the foreseeable future due to additional costs associated with accounting, compliance, insurance and investor relations as a public company. However, we expect our general and administrative expense to decrease as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments, net foreign currency remeasurement and transaction gains and losses and interest expense in connection with unused fees on our revolving credit facility.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue	$267,360	$187,727	$124,371
Cost of revenue(1)	43,167	25,588	14,219
Gross profit	224,193	162,139	110,152
Operating expenses:
Sales and marketing(1)	173,344	116,299	85,736
Research and development(1)	76,698	57,673	40,085
General and administrative(1)	46,732	28,927	20,164
Total operating expenses	296,774	202,899	145,985
Loss from operations	(72,581)	(40,760)	(35,833)
Other income (expense), net	1,424	(91)	(532)
Loss before income taxes	(71,157)	(40,851)	(36,365)
Provision for income taxes	2,364	171	843
Net loss and comprehensive loss	$(73,521)	$(41,022)	$(37,208)
_______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$1,707	$281	$223
Sales and marketing	6,911	1,579	969
Research and development	5,804	1,782	602
General and administrative	8,453	4,118	738
Total stock-based compensation expense	$22,875	$7,760	$2,532
Comparison of 2018 and 2017
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2018	2017	($)	(%)
Revenue	$267,360	$187,727	$79,633	42%
The increase in revenue of $79.6 million was comprised of increases in subscription revenue of $72.9 million, perpetual license and maintenance revenue of $4.3 million and professional services and other revenue of $2.4 million. Revenue from existing customers comprised 68% of the increase, while the remaining increase was due to revenue from new customers since January 1, 2018. International revenue increased $31.6 million, or 55%.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2018	2017	($)	(%)
Cost of revenue	$43,167	$25,588	$17,579	69%
Gross profit	224,193	162,139	62,054	38%
Gross margin	84%	86%
The increase in cost of revenue of $17.6 million was primarily due to:

•	a $6.9 million increase in personnel costs, primarily due to increased headcount, including a $1.4 million increase in stock-based compensation;

•	a $5.3 million increase in third-party cloud infrastructure costs, largely associated with the increased adoption of Tenable.io;

•	a $3.3 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis;

•	a $0.8 million increase in software subscription expenses; and

•	a $0.5 million increase in depreciation and amortization.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2018	2017	($)	(%)
Sales and marketing	$173,344	$116,299	$57,045	49%
The increase in sales and marketing expense of $57.0 million was primarily due to:

•	a $29.2 million increase in personnel costs, largely associated with an increase in headcount, including a $5.3 million increase in stock-based compensation;

•	a $14.3 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;

•	a $6.1 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts aimed at acquiring new customers; and

•	a $4.9 million increase in selling expenses, including travel and meeting costs and the costs of software subscriptions.
Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2018	2017	($)	(%)
Research and development	$76,698	$57,673	$19,025	33%
The increase in research and development expense of $19.0 million was primarily due to:

•
a $15.1 million increase in personnel costs, largely associated with an increase in headcount, including a $4.0 million increase in stock-based compensation, and net of $2.4 million of development costs capitalized related to internal use software;

•	a $1.6 million increase in third-party cloud infrastructure costs related to the development of new and future offerings;

•	a $0.7 million increase in software subscription expenses; and

•	a $0.6 million increase in allocated overhead driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2018	2017	($)	(%)
General and administrative	$46,732	$28,927	$17,805	62%
The increase in general and administrative expense of $17.8 million was primarily due to:

•	a $11.9 million increase in personnel costs, largely associated with an increase in headcount, including a $4.3 million increase in stock-based compensation;

•	a $3.3 million increase in professional fees, which includes costs associated with being a public company; and

•	a $0.8 million increase in software subscription expense.
Comparison of 2017 and 2016
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2017	2016	($)	(%)
Revenue	$187,727	$124,371	$63,356	51%
The increase in revenue of $63.4 million was comprised of increases in subscription revenue of $52.5 million, perpetual license and maintenance revenue of $10.0 million and professional services and other revenue of $0.9 million. Revenue from existing customers comprised 68% of the increase, while the remaining increase was due to revenue from new customers since January 1, 2017. The increase in professional services revenue resulted from the growth of our installed customer base. The impact of the ASC 606 adoption on 2017 revenue was a net increase of $3.5 million. International revenue increased $19.3 million, or 50%, consistent with our overall revenue growth rate.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2017	2016	Change ($)	(%)
Cost of revenue	$25,588	$14,219	$11,369	80%
Gross profit	162,139	110,152	51,987	47%
Gross margin	86%	89%
The increase in cost of revenue of $11.4 million was primarily due to:

•	a $5.4 million increase in third-party cloud infrastructure costs, largely associated with the increased adoption of Tenable.io;

•	a $4.0 million increase in personnel costs primarily due to increased headcount;

•	a $0.9 million increase in depreciation and amortization; and

•	a $0.8 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.

Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2017	2016	($)	(%)
Sales and marketing	$116,299	$85,736	$30,563	36%
The increase in sales and marketing expense of $30.6 million was primarily due to:

•	a $17.3 million increase in personnel costs, largely associated with an increase in headcount;

•	a $4.0 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts aimed at acquiring new customers;

•	a $3.9 million increase in selling expenses, including travel and meeting costs and the costs of software subscriptions;

•
a $2.7 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions, net of an $8.8 million reduction in commissions expense as a result of the adoption of ASC 606; and

•	a $2.1 million increase in allocated overhead costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2017	2016	($)	(%)
Research and development	$57,673	$40,085	$17,588	44%
The increase in research and development expense of $17.6 million was primarily due to:

•	a $12.7 million increase in personnel costs, largely associated with an increase in headcount, including a $1.2 million increase in stock-based compensation;

•	a $1.7 million increase in third-party cloud infrastructure costs related to the development of new and future offerings;

•	a $2.0 million increase in other expenses, primarily related to event and travel costs; and

•	a $1.2 million increase in allocated overhead driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2017	2016	($)	(%)
General and administrative	$28,927	$20,164	$8,763	43%
The increase in general and administrative expense of $8.8 million was primarily due to:

•	a $5.6 million increase in personnel costs, largely associated with an increase in headcount, including a $3.4 million increase in stock-based compensation;

•	a $1.0 million increase in professional fees; and

•	a $0.6 million increase in allocated overhead driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.

Liquidity and Capital Resources
At December 31, 2018, we had cash and cash equivalents consisting of bank deposits and money market funds of $165.1 million and short-term investments consisting of commercial paper, U.S. Treasury and agency obligations, and corporate bonds of $118.1 million. Upon the completion of our IPO in July 2018, we received net proceeds of $264.6 million.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital prior to our IPO. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses from our operations, as reflected by our accumulated deficit of $466.1 million at December 31, 2018.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At December 31, 2018, we had deferred revenue of $289.9 million, of which $213.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities and investments in infrastructure. We expect to continue incurring operating losses and generating negative cash flows from operations in the near-term; however, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, such as our new corporate headquarters, the expansion of sales and marketing and international operating activities, the timing of introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance of the revolving credit facility exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization adjusted to add changes in deferred revenue in the period and a minimum current ratio level. We were in compliance with all covenants under the revolving credit facility at December 31, 2018.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash used in operating activities	$(2,559)	$(6,266)	$(2,785)
Net cash used in investing activities	(123,221)	(2,755)	(7,851)
Net cash provided by financing activities	264,749	2,091	1,363
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,063)	(68)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$137,906	$(6,998)	$(9,273)
Operating Activities
In 2018, net cash used in operating activities was $2.6 million, which primarily consisted of our $73.5 million net loss, adjusted for stock-based compensation expense of $22.9 million and depreciation and amortization of $6.2 million, as well as a net cash inflow of $41.4 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $64.1 million increase in deferred revenue primarily due to increased subscription sales, as a majority of our customers are invoiced in advance, partially offset by a $17.4 million increase in accounts receivable.
In 2017, net cash used in operating activities was $6.3 million, which primarily consisted of our $41.0 million net loss, adjusted for stock-based compensation expense of $7.8 million and depreciation and amortization of $4.7 million, as well as a net cash inflow of $23.1 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $63.4 million increase in deferred revenue, including the cumulative impact of adopting the new revenue recognition guidance, from increased subscription sales as a majority of our customers are invoiced in advance, partially offset by a $14.8 million increase in accounts receivable. In addition, deferred commissions increased $20.1 million, including the cumulative impact of adopting the new revenue recognition guidance.
In 2016, net cash used in operating activities was $2.8 million, which primarily consisted of our $37.2 million net loss, adjusted for depreciation and amortization of $3.1 million and stock-based compensation expense of $2.5 million, as well as a net cash inflow of $27.9 million from changes in operating assets and liabilities. The net inflow from operating assets and liabilities was primarily due to an increase of $44.2 million in deferred revenue from increased subscription sales as a majority of our customers are invoiced in advance partially offset by a $13.6 million increase in accounts receivable.
Investing Activities
From 2017 to 2018, net cash used in investing activities increased by $120.5 million, primarily due to our purchase of short-term investments of commercial paper, U.S. Treasury securities and corporate bonds of $117.5 million.
From 2016 to 2017, net cash used in investing activities decreased by $5.1 million, primarily due to a reduction in capital expenditures for infrastructure equipment and leasehold improvements.
Financing Activities
From 2017 to 2018, net cash provided by financing activities increased by $262.7 million, primarily due to proceeds from our IPO, net of underwriting discounts and commissions, of $268.5 million, less payments of offering costs related to our IPO of $3.9 million.
From 2016 to 2017, net cash provided by financing activities increased by $0.7 million, primarily due to an increase of proceeds from the exercise of stock options.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2018:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease commitments(1)	$79,903	$4,429	$11,041	$12,302	$52,131
Non-cancellable purchase obligations	8,299	6,370	1,929	—	—
Total contractual obligations	$88,202	$10,799	$12,970	$12,302	$52,131
_______________
(1)    Consists of future non-cancelable minimum rental payments under operating leases for our offices including $68.2 million of future lease payments related to the lease of our new headquarters, which is currently being constructed. These lease payments are expected to commence in the first quarter of 2021.
Not included in the table above is $4.8 million of unrecognized tax benefits and $0.9 million of asset retirement obligations, because the timing of future cash outflows is uncertain.
In October 2017, we entered into a new lease agreement for office space in Columbia, Maryland to serve as our new corporate headquarters, and expect to incur approximately $10 million of capital expenditures related to leasehold improvements associated with the build-out. We plan to take possession of the leased office space in mid-2019, at which time we will record a right-of-use asset and corresponding lease liability, and begin to record rent expense. We expect to start making recurring rental payments under the lease in the first quarter of 2021. Included in the operating lease commitments above are total expected minimum obligations under the lease agreement of $68.2 million, which exclude approximately $16.0 million of expected tenant improvement reimbursements and incentives from the landlord and variable operating expenses. We have also excluded a $2.5 million security deposit, which may be increased to $5.0 million, that is expected to be paid in advance of occupancy. At our option, we may deposit cash or provide an unconditional letter of credit, which would reduce the borrowing capacity under our revolving credit facility.
We are contractually obligated for our current corporate headquarters through May 2021, and unless we transfer our contractual obligation, we will continue to include the committed lease payments for our current corporate headquarters in the table above.
Off-Balance Sheet Arrangements
At December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We early adopted ASC 606 on January 1, 2017 using the modified retrospective method and applying the guidance to all contracts as of January 1, 2017.

The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle of ASC 606, we apply the following steps:

•	Identify the contract with a customer

•	Identify the performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to the performance obligations in the contract

•	Recognize revenue when or as performance obligations are satisfied
We generate revenue from subscription arrangements for our software and cloud-based solutions, perpetual licenses, maintenance associated with perpetual licenses and professional services and other revenue.
Subscription Revenue
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
Sales through our channel partner network of distributors and resellers are generally discounted as compared to the price that we would sell to an end user. Revenue for sales through our channel network, which is fixed, is recorded net of any distributor or reseller margin.
Legacy Revenue Accounting Policies
For periods prior to January 1, 2017, we recognized revenue when all the following criteria were met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.
We recognized subscription revenue ratably over the term of the subscription period in accordance with ASC 605, Revenue Recognition. When subscription arrangements involved multiple elements that qualified as separate units of accounting, we allocated arrangement consideration at the inception of the arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which included (i) vendor-specific objective evidence, or VSOE, if available, (ii) third-party evidence, or TPE, if VSOE was not available, and (iii) best estimate of selling price, or BESP, if neither VSOE nor TPE were available. When VSOE could not be established for deliverables within subscription arrangements, we utilized BESP in our allocation of arrangement consideration, as it generally could not establish TPE. BESP was determined by considering multiple factors including, but not limited to, prices charged for similar offerings, market conditions, competitive landscape and pricing practices.
We recognized perpetual license revenue upon delivery of the license in accordance with ASC 985-605, Software-Revenue Recognition. We established VSOE of fair value for substantially all products and services with the exception of new subscription agreements and perpetual licenses. VSOE was established for maintenance and support based upon actual renewals and historical pricing when sold separately. Revenue from maintenance agreements was deferred and recognized ratably over the term of the maintenance period. The VSOE of fair value for professional services was based on the price for these same services when they were sold separately.
Other services revenue was recognized as the services were performed.
Deferred Commissions
Sales commissions, including related incremental fringe benefit costs, are considered to be incremental costs of obtaining a contract, and therefore are deferred over an estimated period of benefit, which ranges between three and four years for subscription arrangements and five years for perpetual license arrangements. We have estimated the period of benefit based on the expected contract term including renewal periods, the lifecycle of our technology and other factors. Sales commissions on contract renewals are capitalized and amortized ratably over the contract term, with the exception of contracts with renewal periods that are one year or less, in which case the incremental costs are expensed as incurred. While we believe that the estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.
Prior to January 1, 2017, we capitalized sales commissions for subscriptions and recognized the expense over the corresponding period in which the related revenue was recognized. Commissions on perpetual license sales were recognized upon the delivery of the license.
Stock-Based Compensation
Stock-based compensation expense related to our stock options, restricted stock, restricted stock units, or RSUs, and purchase rights issued under our 2018 Employee Stock Purchase Plan, or the 2018 ESPP, is calculated based on the fair value of the awards granted and is recognized on a straight-line basis over the requisite service period, which is generally two to four years, with the exception of RSUs that include performance-based vesting conditions and are expensed using the accelerated attribution method. The fair value of stock options and 2018 ESPP purchase rights is estimated on the grant date using the Black-Scholes option pricing model, which requires us to make assumptions and judgments, including the expected term, expected volatility, and risk-free interest rates.
Prior to January 1, 2017, we recognized stock-based compensation expense net of estimated forfeitures. Beginning on January 1, 2017, we made an accounting policy election to account for forfeitures as they occur. This election was applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to increase accumulated deficit by $0.1 million.
Beginning on January 1, 2017, we recorded excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. On January 1, 2017, we recorded a $1.9 million deferred tax asset attributable to excess tax benefits from stock-based compensation, which had not been previously recognized, with a corresponding increase to the valuation allowance.
Estimating the fair value of stock options and purchase rights under the 2018 ESPP using the Black-Scholes option-pricing model requires assumptions as to the fair value of our underlying common stock, the estimated term of the option, the risk free interest rates, the expected volatility of the price of our common stock and the expected dividend yield. The assumptions used to estimate the fair value of the option awards reflect our best estimates. If any of the assumptions change significantly, stock-based compensation for future awards may differ significantly compared with the awards granted previously.
The assumptions and estimates are as follows:

•	Fair Value of Common Stock. See “Common Stock Valuations” discussion below.

•	Expected Term. This is the period of time that the options granted are expected to remain unexercised. We employ the simplified method to calculate the average expected term.

•
Volatility. This is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As we do not yet have sufficient history of our own volatility, we have identified several public entities of similar size, complexity and stage of development and estimate volatility based on the volatility of these companies.

•	Risk-Free Interest Rate. This is the U.S. Treasury rate, having a term that most closely resembles the expected life of the stock option.

•	Dividend Yield. We have not and do not expect to pay dividends on our common stock.
Common Stock Valuations
Following our IPO, we use the market price of our common stock at the date of grant as the fair value. Prior to our IPO, the lack of an active public market for our common stock required our board of directors to exercise reasonable judgment and consider a number of factors in order to make the best estimate of fair value of our common stock, in accordance with the technical practice-aid issued by the American Institute of Certified Public Accountants Practice Aid entitled Valuation of Privately-Held Company Equity Securities Issued as Compensation. Factors considered in connection with estimating the fair value of our common stock underlying our award of restricted stock and stock option awards when performing the fair value calculations with the Black Scholes option-pricing model included:

•	The results of independent third-party valuations of our common stock

•	Recent arm’s length transactions involving the sale or transfer of our common stock

•	The rights, preferences and privileges of our Series A and Series B redeemable convertible preferred stock relative to those of our common stock

•	Our historical financial results and future financial projections

•	The market value of equity interests in substantially similar businesses, which equity interests can be valued through nondiscretionary, objective means

•	The lack of marketability of our common stock

•	The likelihood of achieving a liquidity event, such as an IPO given prevailing market conditions

•	Industry outlook

•	General economic outlook including economic growth, inflation and unemployment, interest rate environment and global economic trends
As described above, the exercise price of our stock option awards was determined by our board of directors, with input from management, taking into account the factors described above, using a combination of valuation methodologies with varying weighting applied to each methodology as of the grant date.
Application of these approaches involved the use of estimates, judgment and assumptions that were highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions would have impacted our valuations as of each valuation date and may have had a material impact on the valuation of our common stock.
The fair value of each stock option was estimated on the grant date based on the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	6.3	6.3	6.3
Expected volatility	41.3% — 43.3%	45.2% — 47.0%	50.0% — 50.1%
Risk-free interest rate	2.7% — 2.9%	1.9% — 2.4%	1.1% — 1.5%
Expected dividend yield	—	—	—
Expected forfeiture rate	—	—	1.4% — 5.8%
The fair value of each 2018 ESPP purchase right was estimated on the grant date based on the following assumptions:

Year Ended December 31, 2018
Expected term (in years)	0.6 — 2.1
Expected volatility	31.9% — 33.5%
Risk-free interest rate	2.3% — 2.7%
Expected dividend yield	—
Income Taxes
We are subject to federal, state and local taxes in the United States as well as numerous international jurisdictions. These foreign jurisdictions have different statutory tax rates than the United States. Earnings generated by our international entities are related to transfer pricing requirements as applicable under local jurisdiction tax laws.
We record a provision for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. We have valuation allowances in all jurisdictions against deferred tax assets net of deferred tax liabilities that will reverse and provide a source of taxable income. Our evaluation of valuation allowances could change in the future and the impact could have a material impact on our financial statements.
We recognize tax benefits from an uncertain tax position if it is more likely than not to be sustained upon audit by the relevant taxing authority. Interest and penalties associated with such uncertain tax positions are classified as a component of income tax expense.

The Tax Cuts and Jobs Act, or the 2017 Tax Act, was enacted into law, which contains several significant changes to how corporations are taxed in the United States, including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The new legislation also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, or transition tax, acceleration of business asset expensing and reduction in the amount of executive pay that could qualify as a tax deduction.
The 2017 Tax Act also included international tax provisions that will affect the Company, including the favorable tax regime for taxing foreign derived intangible income. Additional international provisions include the global intangible low taxed income, or GILTI, regime and the base erosion anti-abuse tax.
Depending on the jurisdiction, distributions of earnings could be subject to withholding taxes at rates applicable to the distributing jurisdiction. As we intend to continue to reinvest the earnings of foreign subsidiaries indefinitely, we have not provided for a U.S. income tax liability and foreign withholding taxes on undistributed foreign earnings of foreign subsidiaries.
Recently Issued Accounting Pronouncements
Refer to Note 1 to our consolidated financial statements contained in this Form 10-K for more information regarding recently issued accounting pronouncements.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, including interest rate, foreign currency exchange and inflation risks.
Interest Rate Risk
At December 31, 2018, we had cash and cash equivalents of $165.1 million, consisting of cash deposits and money market funds. We also had short-term investments of $118.1 million, consisting of commercial paper, U.S. Treasury securities and corporate bonds. Our investments are carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
We have not had any amounts outstanding under the revolving credit facility since it was established in May 2017. Any borrowings under the revolving credit facility would bear interest at a variable rate tied to the prime rate or the LIBOR rate. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
Foreign Currency Exchange Risk
Substantially all of our sales contracts are denominated in U.S. dollars, with a limited number of contracts denominated in foreign currencies, including foreign denominated leases. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize remeasurement and transaction gains (losses) in our consolidated statements of operations and comprehensive loss. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Tenable Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenable Holdings, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue in 2017 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Tysons, Virginia
March 1, 2019

TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$165,116	$27,210
Short-term investments	118,119	—
Accounts receivable (net of allowance for doubtful accounts of $188 and $160 at December 31, 2018 and 2017, respectively)	68,261	50,881
Deferred commissions	23,272	17,170
Prepaid expenses and other current assets	22,020	15,994
Total current assets	396,788	111,255
Property and equipment, net	11,348	10,754
Construction in progress	—	2,252
Deferred commissions (net of current portion)	36,162	33,006
Operating lease right-of-use assets	8,504	—
Other assets	7,810	7,070
Total assets	$460,612	$164,337
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$171	$338
Accrued expenses	5,554	4,878
Accrued compensation	29,594	18,482
Deferred revenue	213,644	154,898
Operating lease liabilities	4,262	—
Other current liabilities	1,079	1,750
Total current liabilities	254,304	180,346
Deferred revenue (net of current portion)	76,259	70,920
Operating lease liabilities (net of current portion)	6,055	—
Financing obligation	—	1,802
Other liabilities	2,231	5,199
Total liabilities	338,849	258,267

Redeemable convertible Series A preferred stock (par value: $0.01; no shares, authorized, issued and outstanding at December 31, 2018; 15,848 shares authorized, issued and outstanding with a liquidation preference of $50,000 at December 31, 2017)	—	49,935
Redeemable convertible Series B preferred stock (par value: $0.01; no shares authorized, issued and outstanding at December 31, 2018; 42,000 shares authorized, 39,538 shares issued and outstanding with liquidation preference of $230,008 at December 31, 2017)	—	227,800
Stockholders’ equity (deficit):
Common stock (par value: $0.01; 500,000 and 93,855 shares authorized, 93,126 and 24,472 shares issued and outstanding at December 31, 2018 and 2017, respectively)	931	246
Additional paid-in capital	586,940	20,676
Accumulated deficit	(466,108)	(392,587)
Total stockholders’ equity (deficit)	121,763	(371,665)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$460,612	$164,337
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenue	$267,360	$187,727	$124,371
Cost of revenue	43,167	25,588	14,219
Gross profit	224,193	162,139	110,152
Operating expenses:
Sales and marketing	173,344	116,299	85,736
Research and development	76,698	57,673	40,085
General and administrative	46,732	28,927	20,164
Total operating expenses	296,774	202,899	145,985
Loss from operations	(72,581)	(40,760)	(35,833)
Other income (expense), net	1,424	(91)	(532)
Loss before income taxes	(71,157)	(40,851)	(36,365)
Provision for income taxes	2,364	171	843
Net loss and comprehensive loss	(73,521)	(41,022)	(37,208)
Accretion of Series A and B redeemable convertible preferred stock	(434)	(763)	(763)
Net loss attributable to common stockholders	$(73,955)	$(41,785)	$(37,971)

Net loss per share attributable to common stockholders, basic and diluted	$(1.38)	$(1.88)	$(1.81)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	53,669	22,211	20,974
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

									Total
	Redeemable Convertible Preferred Stock						Additional		Stockholders'
	Series A		Series B		Common Stock		Paid-in	Accumulated	Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2015	15,848	$49,891	39,538	$226,318	20,670	$207	$8,870	$(275,939)	$(266,862)
Accretion of Series A and B redeemable convertible preferred stock	—	22	—	741	—	—	(763)	—	(763)
Exercise of stock options	—	—	—	—	495	5	490	—	495
Stock-based compensation	—	—	—	—	—	—	2,447	—	2,447
Income tax benefit from stock options	—	—	—	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	—	(37,208)	(37,208)
Balance at December 31, 2016	15,848	49,913	39,538	227,059	21,165	212	11,017	(313,147)	(301,918)
Cumulative effect of adoptions of new accounting standards	—	—	—	—	—	—	61	(38,418)	(38,357)
Accretion of Series A and B redeemable convertible preferred stock	—	22	—	741	—	—	(763)	—	(763)
Issuance of restricted stock award	—	—	—	—	1,583	16	(16)	—	—
Exercise of stock options	—	—	—	—	1,870	19	3,001	—	3,020
Repurchase of common stock	—	—	—	—	(146)	(1)	(384)	—	(385)
Stock-based compensation	—	—	—	—	—	—	7,760	—	7,760
Net loss	—	—	—	—	—	—	—	(41,022)	(41,022)
Balance at December 31, 2017	15,848	49,935	39,538	227,800	24,472	246	20,676	(392,587)	(371,665)
Accretion of Series A and B redeemable convertible preferred stock	—	13	—	421	—	—	(434)	—	(434)
Exercise of stock options	—	—	—	—	740	7	1,661	—	1,668
Repurchase of common stock	—	—	—	—	(7)	(1)	(74)	—	(75)
Stock-based compensation	—	—	—	—	—	—	23,022	—	23,022
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering expenses	—	—	—	—	12,535	125	264,474	—	264,599
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(15,848)	(49,948)	(39,538)	(228,221)	55,386	554	277,615	—	278,169
Net loss	—	—	—	—	—	—	—	(73,521)	(73,521)
Balance at December 31, 2018	—	$—	—	$—	93,126	$931	$586,940	$(466,108)	$121,763
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net loss	$(73,521)	$(41,022)	$(37,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,192	4,692	3,060
Stock-based compensation	22,875	7,760	2,532
Other	533	(748)	953
Changes in operating assets and liabilities:
Accounts receivable	(17,408)	(14,769)	(13,560)
Prepaid expenses and other current assets	(6,105)	(8,345)	(605)
Deferred commissions	(9,258)	(20,058)	(9,777)
Other assets	(1,876)	(3,267)	(1,856)
Accounts payable and accrued expenses	294	1,922	825
Accrued compensation	11,112	4,298	10,957
Deferred revenue	64,085	63,404	44,228
Other current liabilities	408	421	(1,749)
Other liabilities	110	(554)	(585)
Net cash used in operating activities	(2,559)	(6,266)	(2,785)

Cash flows from investing activities:
Purchases of property and equipment	(5,733)	(2,755)	(5,776)
Purchases of short-term investments	(117,488)	—	—
Business combination	—	—	(2,075)
Net cash used in investing activities	(123,221)	(2,755)	(7,851)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	268,531	—	—
Payments of costs related to initial public offering	(3,932)	—	—
Principal payments under finance lease obligations	(1,443)	(306)	(47)
Proceeds from grant agreement	—	—	1,000
Credit facility issuance costs	—	(238)	—
Proceeds from the exercise of stock options	1,668	3,020	495
Repurchases of common stock	(75)	(385)	(85)
Net cash provided by financing activities	264,749	2,091	1,363
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,063)	(68)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	137,906	(6,998)	(9,273)
Cash and cash equivalents and restricted cash at beginning of year	27,472	34,470	43,743
Cash and cash equivalents and restricted cash at end of year	$165,378	$27,472	$34,470

Supplemental disclosure of cash flow information:
Cash paid for interest	$111	$79	$6
Cash paid for income taxes	$1,207	$642	$307
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under finance leases	$15	$1,311	$527
Asset retirement obligations	$58	$764	$—
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Tenable Holdings, Inc. and our wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
Initial Public Offering
On July 30, 2018, we completed our initial public offering ("IPO"), in which we issued and sold 12,535,000 shares of common stock at a price to the public of $23.00 per share, including 1,635,000 shares of common stock purchased by our underwriters from the full exercise of their over-allotment option. All of the shares sold in the IPO were sold by the Company. We received net proceeds of $264.6 million after deducting underwriting discounts and commissions and other offering expenses.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions, useful lives of long-lived assets, the valuation of stock-based compensation, including the estimated underlying fair value of our common stock prior to our IPO, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ significantly from these estimates.
Foreign Currency
The functional currency for all of our foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in other currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. We bill our customers in U.S. dollars. Expenses incurred in non U.S. dollar currencies are remeasured into U.S. dollars when incurred. Remeasurement losses in currencies other than the functional currency were $1.0 million, $0.1 million and $0.5 million in 2018, 2017 and 2016, respectively, and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

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
The adoption of ASC 606 resulted in a cumulative adjustment to increase our accumulated deficit by $38.4 million at January 1, 2017, which included a $55.0 million increase to deferred revenue, primarily related to the deferral of perpetual license revenue, offset by a $16.6 million increase to deferred commissions related to the longer estimated period of benefit compared to our historical practice. Of the $55.0 million increase to deferred revenue at January 1, 2017, $19.0 million was recognized as revenue in 2017, and $16.7 million was recognized as revenue in 2018, and $11.8 million, $5.6 million and $1.9 million will be recognized as revenue in 2019, 2020 and 2021, respectively. The impact to revenue in 2017 was a net increase of $3.5 million after giving effect to the recognition of perpetual license revenue from prior year sales and the deferral of perpetual license revenue from 2017 sales.
The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle of ASC 606, we apply the following steps:

•	Identify the contract with a customer

•	Identify the performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to the performance obligations in the contract

•	Recognize revenue when or as performance obligations are satisfied
We generate revenue from subscription arrangements for software and cloud-based solutions, perpetual licenses, maintenance associated with perpetual licenses, and professional services and other revenue. We begin to recognize revenue when control of our software or services is transferred to the customer, which for sales made through distributors is concurrent with the transfer to the end user.
The following table presents a summary of revenue:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Subscription revenue	$205,827	$132,873	$80,399
Perpetual license and maintenance revenue	54,622	50,337	40,328
Professional services and other revenue	6,911	4,517	3,644
Revenue	$267,360	$187,727	$124,371

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
Concentrations
We sell our products and services through a channel network of distributors and resellers, along with our own sales teams. We derived 88%, 83% and 80% of revenue through our channel network in 2018, 2017 and 2016, respectively. One of our distributors accounted for 46%, 45% and 42% of revenue in 2018, 2017 and 2016, respectively. That same distributor accounted for 46% and 51% of accounts receivable at December 31, 2018 and 2017, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In 2018 and 2017, we recognized revenue of $154.9 million and $106.8 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.

Remaining Performance Obligations
At December 31, 2018, the future estimated revenue related to unsatisfied performance obligations was $293.2 million, with 73% expected to be recognized as revenue over the succeeding twelve months, and the remainder expected to be recognized over the four years thereafter.
Legacy Revenue Accounting Policies
For periods prior to January 1, 2017, we recognized revenue when all the following criteria were met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.
We recognized subscription revenue ratably over the term of the subscription period in accordance with ASC 605, Revenue Recognition. When subscription arrangements involved multiple elements that qualified as separate units of accounting, we allocated arrangement consideration at the inception of the arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which included (i) vendor-specific objective evidence (VSOE) if available, (ii) third-party evidence (TPE) if VSOE was not available, and (iii) best estimate of selling price (BESP) if neither VSOE nor TPE were available. When VSOE could not be established for deliverables within subscription arrangements, we utilized BESP in our allocation of arrangement consideration, as we generally could not establish TPE. BESP was determined by considering multiple factors including, but not limited to, prices charged for similar offerings, market conditions, competitive landscape, and pricing practices.
We recognized perpetual license revenue upon delivery of the license in accordance with ASC 985-605, Software—Revenue Recognition. We established VSOE of fair value for substantially all products and services with the exception of new subscription agreements and perpetual licenses. VSOE was established for maintenance and support based upon actual renewals and historical pricing when sold separately. Revenue from maintenance agreements was deferred and recognized ratably over the term of the maintenance period. The VSOE of fair value for professional services was based on the price for these same services when they were sold separately.
Other services revenue was recognized as the services were performed.
Cash and Cash Equivalents
We consider all highly liquid financial instruments with an original maturity of three months or less when purchased to be cash equivalents.
As of December 31, 2018 and 2017, cash and cash equivalents excluded $0.3 million of restricted cash, which is related to an account established as collateral for a lease arrangement and was included in other assets on the consolidated balance sheets.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We measure cash and cash equivalents and short-term investments at fair value using a fair value hierarchy of inputs. We approximate fair value by using the carrying amounts for accounts receivable, accounts payable and accrued expenses due to their short-term nature.
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

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, less an allowance for doubtful accounts, and do not bear interest. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to cover the risk of collecting less than full payment of the receivables. At each balance sheet date, we evaluate our receivables and assess the allowance for doubtful accounts based on specific customer collection issues and historical write-off trends.
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
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Year Ended December 31,
(in thousands)	2018	2017
Beginning balance	$50,176	$30,118
Capitalization of contract acquisition costs	29,075	34,632
Amortization of deferred contract acquisition costs	(19,817)	(14,574)
Ending balance	$59,434	$50,176

Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations and comprehensive loss.
Prior to January 1, 2017, we capitalized sales commissions and recognized the expense over the corresponding period in which the related revenue was recognized. Commissions on perpetual license sales were recognized upon the delivery of the license.
Property and Equipment, net
Property and equipment, net is stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets: three years for computer software and equipment and five years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Property and equipment, net includes right-of-use assets acquired under finance leases. Amortization of assets acquired under finance leases is included in depreciation expense. Repairs and maintenance costs are expensed as incurred.
Leases
In October 2017, we entered into a lease of approximately six of the twelve floors of a building currently being constructed by the landlord in Columbia Maryland for our new corporate headquarters. Under accounting guidance in effect in 2017 for build-to-suit lease arrangements, we concluded that we were the deemed owner of the building during the construction period. Accordingly, we recorded a construction-in-progress asset of $2.3 million for which there was a corresponding construction financing obligation of $1.8 million, net of a $0.5 million deposit, recorded in the consolidated balance sheet at December 31, 2017.
In December 2018 we early adopted ASC Topic 842, Leases ("ASC 842"), as of January 1, 2018 using the modified retrospective method applying the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements. We elected the package of practical expedients as permitted under the transition guidance, which allowed us to not reassess whether arrangements contain leases, not reassess lease classification, and not reassess initial direct costs.
The most significant impact of adopting ASC 842 was the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases of $10.1 million and $12.3 million, respectively on January 1, 2018, which included reclassifying prepaid rent and deferred rent as a component of the ROU asset. Additionally, we concluded that we do not control the building under construction for our new corporate headquarters, and upon adoption, derecognized $2.3 million of construction-in-progress and a $1.8 million construction financing obligation on January 1, 2018 and recognized a $0.5 million deposit. Our accounting for finance leases (formerly referred to as capital leases prior to the adoption of ASC 842) remained substantially unchanged.
The impact of the adoption of ASC 842 on previously reported interim financial statements included the recognition of ROU assets and lease liabilities, as well as the derecognition of the construction-in-progress and construction financing obligation and the recognition of the deposit referred to above. There was no material impact to previously reported results of operations for any interim period.
We determine if an arrangement contains a lease and the classification of that lease, if applicable, at inception. We have elected to not recognize a lease liability or ROU asset for short-term leases (leases with a term of twelve months or less). For contracts with lease and non-lease components, we have elected to not allocate the contract consideration, and account for the lease and non-lease components as a single lease component. Additionally, we enter into arrangements to use shared office spaces and other facilities, and have determined that these arrangements do not contain leases as we do not have the right to use an identified asset. Operating leases are included in operating lease ROU assets, operating lease liabilities and operating lease liabilities (net of current portion) in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities and other liabilities in our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within our operating leases are generally not determinable and we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using our current borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.
Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount may not be fully recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the excess of the carrying amount over the fair value. There was no impairment of long-lived assets in 2018, 2017 and 2016.
Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. Acquisition-related transaction costs are expensed as incurred.
When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Estimates in valuing certain identifiable assets include, but are not limited to, expected long-term market growth, future expected operating expenses, costs of capital, and appropriate discount rates. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.
In September 2016, we purchased the technology and related assets of a company whose software performs vulnerability and malware detection, along with continuous monitoring, for containers. The purchase consideration was $2.1 million in cash, which included $1.8 million of purchased technology and $0.3 million of goodwill, and is included in other assets on the consolidated balance sheets. No tangible assets were acquired. Acquisition-related costs were not material.
Intangible Assets, Net
Intangible assets consisted of $1.8 million of purchased technology, which is amortized over a three-year period. Accumulated amortization was $1.4 million and $0.8 million at December 31, 2018 and 2017, respectively.
Amortization of intangible assets was $0.6 million, $0.6 million and $0.2 million in 2018, 2017 and 2016, respectively. At December 31, 2018, estimated future amortization of intangible assets was $0.4 million in 2019.
Advertising
Advertising costs are expensed as they are incurred. We incurred advertising costs of $3.3 million, $3.2 million and $1.1 million in 2018, 2017 and 2016, respectively, which was included in sales and marketing expense in the consolidated statements of operations and comprehensive loss.
Software Development Costs
Research and development costs to develop software to be sold, leased or marketed are expensed as incurred up to the point of technological feasibility for the related software product. We have not capitalized development costs for software to be sold, leased or marketed to date, as the software development process is essentially completed concurrent with the establishment of technological feasibility. As such, these costs are expensed as incurred and recognized in research and development costs in the consolidated statements of operations and comprehensive loss.
Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in property and equipment, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In 2018, we capitalized $2.4 million of development costs related to internal use software. In 2017 and 2016, capitalized costs related to software developed for internal use were immaterial.
Stock-Based Compensation
Stock-based compensation expense related to our stock options, restricted stock, restricted stock units ("RSUs") and purchase rights issued under our 2018 Employee Stock Purchase Plan ("2018 ESPP") is calculated based on the fair value of the awards granted and is recognized on a straight-line basis over the requisite service period, which is generally two to four years, with the exception of RSUs that include performance-based vesting conditions and are expensed using the accelerated attribution method. The fair value of stock options and 2018 ESPP purchase rights is estimated on the grant date using the Black-Scholes option pricing model, which requires us to make assumptions and judgments, including the expected term, expected volatility, and risk-free interest rates.
Prior to our IPO, we estimated the fair value of our common stock at the date of grant. Following our IPO, we use the market price of our common stock at the date of grant.
We adopted Accounting Standards Update (“ASU”) No. 2016-09 - Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”) on January 1, 2017 and made an accounting policy election to account for forfeitures as they occur. This election was applied on a modified retrospective basis. ASU 2016-09 also requires excess tax benefits and tax deficiencies to be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled, and we applied this on a prospective basis beginning on January 1, 2017. In addition, ASU 2016-09 eliminated the requirement that excess tax benefits be realized before they can be recorded.
Net Loss per Share
We calculate basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of our redeemable convertible preferred stock do not have a contractual obligation to share in losses.
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders is calculated by adjusting net loss by the current period accretion of redeemable convertible preferred stock.
Upon the completion of our IPO, all of our Series A and Series B redeemable convertible preferred stock automatically converted into shares of our common stock.
Diluted earnings per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents in the period, including stock options, unvested restricted shares, redeemable convertible preferred stock and shares to be issued under our 2018 ESPP. As we have reported losses for all periods presented, all potentially dilutive securities have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect would be antidilutive.
Segment Information
We operate as one operating segment as our chief executive officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Income Taxes
Income taxes are accounted for under the asset and liability method. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, net operating loss carryforwards, and tax credit carryforwards. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.
We recognize tax benefits from an uncertain tax position if it is more likely than not to be sustained upon audit by the relevant taxing authority. Interest and penalties associated with such uncertain tax positions are classified as a component of income tax expense.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. This guidance will be effective for us beginning January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

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

•	Level 3 — Unobservable inputs.
The following table summarizes assets that are measured at fair value on a recurring basis at December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$38,022	$—	$—	$38,022

Short-term investments
Commercial paper	$—	$79,634	$—	$79,634
Corporate bonds	$—	$16,119	$—	$16,119
U.S. Treasury and agency obligations	$—	$22,366	$—	$22,366

We did not have any liabilities measured and recorded at fair value at December 31, 2018, and we did not have any assets or liabilities measured at fair value at December 31, 2017.
3. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2018	2017
Computer software and equipment	$13,038	$9,089
Furniture and fixtures	2,376	2,102
Leasehold improvements	7,266	6,452
Right-of-use assets under finance leases	1,854	1,839
Total	24,534	19,482
Less: accumulated depreciation and amortization	(13,186)	(8,728)
Property and equipment, net	$11,348	$10,754

Depreciation and amortization related to property and equipment was $5.6 million, $4.1 million and $2.9 million in 2018, 2017 and 2016, respectively.
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

The Credit Facility contains certain restrictive covenants customary for facilities of this type including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance of the Credit Facility exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization (“EBITDA”) adjusted to add changes in deferred revenue in the period, and a minimum current ratio level. There were no borrowings or letters of credit issued under the Credit Facility in 2018 or 2017.
5. Leases
We have operating leases for office facilities and finance leases for computer and office equipment. Our leases have remaining terms of less than one year to 8.5 years, some of which include one or more options to renew, with renewal terms up to five years and some of which include options to terminate the leases within the next three years. The ROU assets and liabilities as of December 31, 2018 assume the option to early terminate one of our leases in 2021.
The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2018
Operating lease cost	$3,694

Finance lease cost:
Amortization of ROU assets	$614
Interest on lease liabilities	35
Total finance lease cost	$649
Rent expense for short-term leases in 2018 was not material.
Supplemental balance sheet information related to lease liabilities was as follows:

(in thousands, except lease term and discount rate)	December 31, 2018
Operating leases
Operating ROU assets	$8,504

Operating lease liabilities (current)	$4,262
Operating lease liabilities (net of current portion)	6,055
Total operating lease liabilities	$10,317

Weighted average remaining lease term	3.1 years
Weighted average discount rate	7.1%

Finance leases
Property and equipment	$1,854
Accumulated depreciation	(1,004)
Property and equipment, net	$850

Other current liabilities	$14
Other liabilities	39
Total finance lease liabilities	$53

Supplemental cash flow information related to leases was as follows:

(in thousands)	Year Ended December 31, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,313
Operating cash flows from finance leases	35
Financing cash flows from finance leases	1,443

ROU assets obtained in exchange for lease obligations:
Operating leases	1,525
Finance leases	15

Maturities of operating lease liabilities at December 31, 2018 were as follows:

(in thousands)
Year ending December 31,
2019	$4,429
2020	3,736
2021	1,747
2022	465
2023	301
Thereafter	1,052
Total lease payments	11,730
Less imputed interest	(1,413)
Total	$10,317

As of December 31, 2018, the operating lease for our future headquarters had not commenced and we did not have control of the space to be leased. We plan to take possession of the leased office space in mid-2019, at which time we will record a right-of-use asset and corresponding lease liability, and begin to record rent expense. Future lease payments related to this lease are $68.2 million and the lease payments are expected to commence in the first quarter of 2021.
Rent expense related to operating leases for office facilities was $3.6 million and $2.5 million in 2017 and 2016, respectively.
Total obligations for finance leases, formerly referred to as capital leases prior to the adoption of ASC 842 on January 1, 2018, were $1.5 million at December 31, 2017.
6. Redeemable Convertible Preferred Stock and Common Stock
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

Upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, authorizing a total of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. At December 31, 2018, no shares of preferred stock were issued or outstanding.
Common Stock
The voting, dividend, and liquidation rights of common stockholders are subject to, and qualified by, the rights of preferred stockholders. The common stockholders are entitled to receive dividends when, as and if, declared by the Board of Directors, subject to preferential dividend rights of preferred stockholders. Upon dissolution or liquidation, our common stockholders will be entitled to receive all assets available for distribution to stockholders, subject to any preferential rights of preferred stockholders.
7. Stock-Based Compensation
We have various stock incentive plans under which we have issued stock-based awards. Stock options granted under our stock incentive plans have a maximum term of ten years, generally vest over a period of three to four years, and the exercise price cannot be less than the fair market value on the date of grant. RSUs granted under our stock incentive plans generally vest over a period of two to four years.
In 2018, our board of directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"), which reserved 9.9 million shares of our common stock that may be issued as stock-based awards. The 2018 Plan became effective upon the execution of the underwriting agreement related to our IPO, at which point no further grants were made under our 2016 Stock Incentive Plan ("2016 Plan"). Any shares subject to stock options or other stock awards granted under our 2016 Plan, 2012 Stock Incentive Plan or 2002 Stock Incentive Plan that would have otherwise returned to such plan (such as upon the expiration or termination of a stock award prior to vesting) were added to, and are available for issuance under, our 2018 Plan. In addition, the number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. There were 10,908,158 shares available for grant under the 2018 Plan at December 31, 2018.
Stock-based compensation expense included in the consolidated statements of operations and comprehensive loss was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$1,707	$281	$223
Sales and marketing	6,911	1,579	969
Research and development	5,804	1,782	602
General and administrative	8,453	4,118	738
Total stock-based compensation expense	$22,875	$7,760	$2,532

At December 31, 2018, the total unrecognized stock-based compensation expense related to outstanding stock options was $47.9 million, which is expected to be recognized over an estimated remaining weighted average period of 3.0 years.
At December 31, 2018, the unrecognized stock-based compensation expense related to unvested awards of restricted stock was $3.4 million, which is expected to be recognized over an estimated remaining period of 2.0 years.
At December 31, 2018, the unrecognized stock-based compensation expense related to unvested RSUs was $15.7 million, which is expected to be recognized over an estimated remaining period of 2.3 years.

Stock Options
A summary of our stock option activity for the periods presented is below:

(in thousands, except for per share data and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	7,616	$2.15	7.4	$17,237
Granted	2,800	4.15
Exercised	(495)	1.00		1,567
Forfeited/canceled	(585)	2.84
Outstanding at December 31, 2016	9,336	2.77	7.2	15,374
Granted	9,022	5.22
Exercised	(1,870)	1.62		7,667
Forfeited/canceled	(1,915)	3.21
Outstanding at December 31, 2017	14,573	4.38	8.2	77,020
Granted	6,108	15.17
Exercised	(740)	2.26		9,902
Forfeited/canceled	(722)	7.23
Outstanding at December 31, 2018	19,219	7.78	8.0	277,114
Exercisable at December 31, 2018	6,758	3.75	6.6	124,629

At December 31, 2018, there were 19.2 million stock options outstanding that were vested and expected to vest.
In 2018, 2017 and 2016, we granted stock options to employees that vest over three to four years and had a per share weighted average grant date fair value of $6.84, $2.48 and $2.03, respectively. Estimating the fair value of stock options using the Black-Scholes option-pricing model requires assumptions as to the estimated term of the option, the risk-free interest rate, the expected volatility of the price of our common stock, the expected dividend yield, and the fair value of our underlying common stock prior to our IPO.
Fair Value of Common Stock. Following our IPO, we use the market price of our common stock at the date of grant. Prior to our IPO, the lack of an active public market for our common stock requires an estimate of the fair value of the common stock for granting stock options and restricted shares, and for determining stock-based compensation expense. Contemporaneous third-party valuations were obtained to assist in determining the fair value of our common stock. The contemporaneous valuations were performed in accordance with applicable methodologies, approaches and assumptions of the technical practice-aid issued by the American Institute of Certified Public Accountants Practice Aid entitled Valuation of Privately-Held Company Equity Securities Issued as Compensation.
Expected Term. This is the period of time that the options granted are expected to remain unexercised. We employ the simplified method to calculate the average expected term.
Expected Volatility. Volatility is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As we do not yet have sufficient history of our own volatility, we have identified several public entities of similar size, complexity, and stage of development and estimate volatility based on the volatility of these companies.
Risk-Free Interest Rate. This is the U.S. Treasury rate, having a term that most closely resembles the expected life of the stock option.
Expected Dividend Yield. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

The fair value of each stock option was estimated on the grant date based on the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	6.3	6.3	6.3
Expected volatility	41.3% — 43.3%	45.2% — 47.0%	50.0% — 50.1%
Risk-free interest rate	2.7% — 2.9%	1.9% — 2.4%	1.1% — 1.5%
Expected dividend yield	—	—	—
Expected forfeiture rate	—	—	1.4% — 5.8%

Restricted Stock and Restricted Stock Units
A summary of our restricted stock and RSU activity is presented below:

	Restricted Stock		Restricted Stock Units
(in thousands, except for per share data and years)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	—	$—	—	$—
Granted	1,583	4.25	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested balance at December 31, 2017	1,583	4.25	—	—
Granted	—	—	1,200	18.75
Vested	(693)	4.25	—	—
Forfeited	—	—	(71)	16.27
Unvested balance at December 31, 2018	890	4.25	1,129	18.90

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
Compensation expense for restricted stock and RSUs is recognized on a straight-line basis over the requisite service period, with the exception of RSUs that include performance-based vesting conditions, which are expensed using the accelerated attribution method. The performance-based condition for RSUs granted before July 30, 2018 was satisfied upon the completion of our IPO.
2018 Employee Stock Purchase Plan
In 2018, our board of directors adopted, and our stockholders approved, our 2018 ESPP, which became effective upon the execution of the underwriting agreement related our IPO. Our 2018 ESPP initially reserved 4,000,000 shares of our common stock to be issued and the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by the lesser of (1) 1.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 8,000,000 shares of our common stock or (3) such lesser number of shares of common stock as determined by our board of directors.
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
At December 31, 2018, there was $6.3 million of employee contributions to the 2018 ESPP included in accrued compensation, and no shares of our common stock have been purchased. The unrecognized stock-based compensation expense related to our 2018 ESPP was $8.2 million, which is expected to be recognized over the remaining offering period of 1.7 years.
The fair value of the 2018 ESPP purchase rights was estimated on the grant date using a Black-Scholes option-pricing model and the following assumptions:

Year Ended December 31, 2018
Expected term (in years)	0.6 — 2.1
Expected volatility	31.9% — 33.5%
Risk-free interest rate	2.3% — 2.7%
Expected dividend yield	—

8. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net loss attributable to common stockholders	$(73,955)	$(41,785)	$(37,971)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	53,669	22,211	20,974

Net loss per share attributable to common stockholders, basic and diluted	$(1.38)	$(1.88)	$(1.81)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Stock options	19,219	14,573	9,336
Restricted stock units	1,129	—	—
Restricted shares	890	1,583	—
Shares to be issued under ESPP	320	—	—
Redeemable convertible preferred stock	—	55,386	55,386
Total	21,558	71,542	64,722

9. Income Taxes
U.S. and international components of loss before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
U.S. income (loss)	$1,429	$(29,357)	$(40,330)
Foreign (loss) income	(72,586)	(11,494)	3,965
Total loss before income taxes	$(71,157)	$(40,851)	$(36,365)

The components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current
Federal	$—	$140	$(71)
State	58	6	(80)
Foreign	2,306	898	359
Total current tax expense	2,364	1,044	208
Deferred
Foreign	—	(873)	635
Total deferred tax expense (benefit)	—	(873)	635
Total provision for income taxes	$2,364	$171	$843

The items accounting for the difference between income taxes computed at the federal statutory rate and our effective tax rate were as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory tax rate	21.0%	34.0%	34.0%
State and local taxes	(1.5)	2.4	4.9
Research and development tax credit	1.9	3.0	2.2
Uncertain tax positions	(1.0)	(0.2)	0.5
Foreign tax rate differential	(9.4)	(4.0)	1.4
Transition tax	—	(2.7)	—
Revaluation of U.S. deferred income taxes	—	(34.5)	—
Change in valuation allowance	(12.6)	2.7	(43.3)
Other	(1.7)	(1.1)	(2.0)
Effective tax rate	(3.3)%	(0.4)%	(2.3)%

We maintain a valuation allowance on U.S. federal, state and foreign net deferred tax assets as the realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The components of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Net operating losses	$32,745	$29,227
Deferred revenue	16,488	14,327
Stock-based compensation	5,581	663
Tax credits	5,320	4,112
Leases	2,436	567
Accrued compensation	697	415
Other	68	37
Total deferred tax assets	63,335	49,348
Valuation allowance	(47,266)	(36,403)
Net deferred tax assets	16,069	12,945
Deferred tax liabilities:
Deferred commissions	(13,273)	(12,306)
Property and equipment	(2,166)	(367)
Intangible assets	(353)	—
Other	(277)	(272)
Total deferred tax liabilities	(16,069)	(12,945)
Net deferred tax liabilities	$—	$—

At December 31, 2018, we had net operating loss (“NOL”) carryforwards for federal, state and foreign tax purposes of $85.9 million, $24.1 million, and $102.3 million, respectively, which will begin to expire in 2030, as well as $6.8 million of federal, state and foreign research and development tax credits, foreign tax credits, minimum tax credits and certain states’ job creation tax credits. The federal research and development and foreign tax credits will begin to expire in 2032 and the state job creation tax credits will begin to expire in 2019.
In 2018, we recorded a deferred tax asset of $1.7 million related to our operating lease liability and recorded a deferred tax liability of $1.7 million related to our operating lease right-of-use asset due to the adoption of ASU 842. In connection with our IPO, we recorded a $1.9 million increase in our valuation allowance related to certain transaction costs.
In 2017, we recorded deferred tax assets of $21.0 million related to deferred revenue previously recognized for tax purposes, deferred tax liabilities of $6.3 million related to capitalizing commission and fringe benefit costs previously expensed for tax purposes, and a corresponding valuation allowance of $14.7 million from adopting ASC 606.
We are currently subject to the annual limitation under Sections 382 and 383 of the Internal Revenue Code. We will not be precluded from realizing the NOL carryforward and tax credits but may be limited in the amount we could utilize in any given tax year in the event that the federal and state taxable income will exceed the limitation imposed by Section 382. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.
At December 31, 2018 and 2017, the total amount of gross unrecognized tax benefits was $4.8 million and $1.2 million, respectively, which, if recognized, would impact our effective tax rate by less than $0.1 million in each year. Interest and penalties associated with uncertain tax positions recognized as a component of income tax expense were immaterial in 2018, 2017 and 2016.

The change in gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Unrecognized tax benefits at the beginning of the period	$1,199	$736	$663
Additions for tax positions in the current year	3,571	446	233
Increase in prior year positions	102	30	—
Decrease in prior year positions	(58)	(13)	(160)
Unrecognized tax benefits at the end of the period	$4,814	$1,199	$736

We file income tax returns in the United States, including various state jurisdictions. Our subsidiaries file income tax returns in various foreign jurisdictions. The tax years 2014 to 2018 remain open to examination by the major taxing jurisdictions in which we are subject to tax. At December 31, 2018, we were not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.
U.S. 2017 Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law, and contains several significant changes, including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, we re-measured our U.S. federal and state deferred tax assets and liabilities to reflect the reduction to the federal tax rate. The re-measurement resulted in a reduction of $14.1 million to the U.S. federal and state deferred tax assets and a corresponding change in our valuation allowance.
The new legislation also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings (“transition tax”), acceleration of business asset expensing and reduction in the amount of executive pay that could qualify as a tax deduction.
The 2017 Tax Act also included international tax provisions that will affect us, including the favorable tax regime for taxing foreign derived intangible income. Additional international provisions include the global intangible low taxed income (“GILTI”) regime and the base erosion anti-abuse tax (“BEAT”). As of December 31, 2018, we are not subject to US tax on Global Intangible Low-taxed Income (“GILTI”) and have concluded it will not have a material impact on our financial statements. Under US GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We will make our accounting policy election in the period we become subject to GILTI, or in which a GILTI deferred item would need to be recorded, if earlier.
The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings are no longer subject to U.S. tax after 2017. We did not incur any cash taxes related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings due to current period tax loss that the U.S. group generated. In determining the U.S. group taxable loss, we included the one-time deemed repatriation income of $1.8 million. At December 31, 2018, we have completed the accounting for the tax effects of the enactment of the 2017 Tax Act and no changes were made to the provisional amounts that were recorded in 2017.
Depending on the jurisdiction, distributions of earnings could be subject to withholding taxes at rates applicable to the distributing jurisdiction. As we intend to continue to reinvest the earnings of foreign subsidiaries indefinitely, we did not provide for a U.S. income tax liability and foreign withholding taxes on undistributed foreign earnings of foreign subsidiaries. Our share of undistributed earnings of foreign subsidiaries that could be subject to foreign withholding taxes was immaterial at December 31, 2018 and 2017. As a result of the 2017 Tax Act, companies are no longer required to pay U.S. tax on dividends from foreign subsidiaries. While federal income tax expense has been recognized as a result of the 2017 Tax Act, we have not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income taxes, or foreign exchange gain or loss. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.

10. Geographic Information
We operate as one operating segment. Our chief executive officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Americas	$191,204	$138,876	$92,377
Europe, Middle East and Africa	53,839	34,121	22,211
Asia Pacific	22,317	14,730	9,783
Revenue	$267,360	$187,727	$124,371

Customers located in the United States accounted for 67%, 69% and 69% of revenue in 2018, 2017 and 2016, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

	December 31,
(in thousands)	2018	2017
United States	$6,487	$6,581
International	4,861	4,173
Property and equipment, net	$11,348	$10,754

11. Benefit Plans
We maintain a contributory defined contribution 401(k) plan for our U.S. employees. We adopted a Safe Harbor Plan effective January 1, 2016, and as a result, company-matched contributions are fully vested. Additional contributory plans are in effect internationally. Our contribution expense for such plans was $4.8 million, $3.3 million and $2.7 million in 2018, 2017 and 2016, respectively.
12. Quarterly Results (unaudited)
The following tables summarize our unaudited quarterly consolidated statements of operations data for each of the eight quarters through the period ended December 31, 2018. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future, and the quarterly results are not necessarily indicative of the results that may be expected for the full year or any other period.

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$59,107	$63,592	$69,440	$75,221
Cost of revenue	8,728	9,879	12,161	12,399
Gross profit	50,379	53,713	57,279	62,822
Operating expenses:
Sales and marketing	39,588	41,826	44,550	47,380
Research and development	17,185	17,791	20,553	21,169
General and administrative	9,055	10,541	13,272	13,864
Total operating expenses	65,828	70,158	78,375	82,413
Loss from operations	(15,449)	(16,445)	(21,096)	(19,591)
Other (expense) income, net	(8)	(461)	709	1,184
Loss before income taxes	(15,457)	(16,906)	(20,387)	(18,407)
Provision for income taxes	431	244	482	1,207
Net loss and comprehensive loss	(15,888)	(17,150)	(20,869)	(19,614)
Accretion of Series A and B redeemable convertible preferred stock	(188)	(191)	(55)	—
Net loss attributable to common stockholders	$(16,076)	$(17,341)	$(20,924)	$(19,614)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.73)	$(0.28)	$(0.21)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$40,481	$44,149	$48,980	$54,117
Cost of revenue	4,438	5,348	7,424	8,378
Gross profit	36,043	38,801	41,556	45,739
Operating expenses:
Sales and marketing	26,168	27,773	29,574	32,784
Research and development	12,458	13,713	15,869	15,633
General and administrative	6,163	6,544	7,275	8,945
Total operating expenses	44,789	48,030	52,718	57,362
Loss from operations	(8,746)	(9,229)	(11,162)	(11,623)
Other (expense) income, net	(29)	56	(92)	(26)
Loss before income taxes	(8,775)	(9,173)	(11,254)	(11,649)
Provision for income taxes	51	41	59	20
Net loss and comprehensive loss	(8,826)	(9,214)	(11,313)	(11,669)
Accretion of Series A and B redeemable convertible preferred stock	(187)	(191)	(192)	(193)
Net loss attributable to common stockholders	$(9,013)	$(9,405)	$(11,505)	$(11,862)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.43)	$(0.51)	$(0.52)

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Report on Internal Control Over Financial Reporting
This Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as allowed by the SEC during the transition period for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2019 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated in this report by reference.
Item 11.    Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes to the financial statements.
(a)(3) Exhibits
The following is a list of Exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on June 29, 2018
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
4.2	Investors' Rights Agreement by and among Tenable Holdings, Inc. and certain of its stockholders, dated December 18, 2015	Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.1+	2016 Stock Incentive Plan and Irish Supplement and Forms of Option Grant Notice and Agreement and Exercise Notice and Form of Restricted Stock Grant Notice and Agreement thereunder, as amended to date	Previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.2+	2012 Stock Incentive Plan and Form of Notice of Stock Option Grant and Form of Stock Option Agreement and Notice of Exercise and Common Stock Purchase Agreement thereunder, as amended to date	Previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.3+
2002 Stock Incentive Plan and Form of Notice of Option Grant and Form of Stock Option Agreement and Form of Notice of Stock Option Exercise and Form of Stock Award Agreement thereunder, as amended to date
Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.4+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Agreement and Restricted Stock Unit Grant Notice and Agreement thereunder	Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.5+	2018 Employee Stock Purchase Plan	Previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.6+	Form of Indemnification Agreement by and between Tenable Holdings, Inc. and each of its directors and executive officers	Previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.7+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Amit Yoran	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.8+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Vintz	Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.9+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and John G. Negron	Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019

10.10+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Riddick	Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.11	Loan and Security Agreement, dated as of May 4, 2017, by and between Tenable Network Security, Inc. and Silicon Valley Bank	Previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.12#	Distribution Agreement, dated as of September 10, 2012, by and between Tenable Network Security, Inc. and Ingram Micro, Inc.	Previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
21.1	Subsidiaries of Tenable Holdings, Inc.	Previously filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________
(*)    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
(+)    Indicates management contract or compensatory plan.
(#)    Confidential treatment has been granted as to certain portions, indicated by asterisks, which portions have been omitted and filed separately with the Securities and Exchange Commission.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENABLE HOLDINGS, INC.

Date:	March 1, 2019	By:	/s/ Amit Yoran
Amit Yoran
President, Chief Executive Officer and Chairman

Date:	March 1, 2019	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amit Yoran, Stephen A. Vintz and Stephen A. Riddick, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Tenable Holdings, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amit Yoran	President, Chief Executive Officer and Chairman	March 1, 2019
Amit Yoran	(Principal Executive Officer)

/s/ Stephen A. Vintz	Chief Financial Officer	March 1, 2019
Stephen A. Vintz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur W. Coviello, Jr.	Director	March 1, 2019
Arthur W. Coviello, Jr.

/s/ Kimberly L. Hammonds	Director	March 1, 2019
Kimberly L. Hammonds

/s/ John C. Huffard, Jr.	Director	March 1, 2019
John C. Huffard, Jr.

/s/ Jerry M. Kennelly	Director	March 1, 2019
Jerry M. Kennelly

/s/ Ping Li	Director	March 1, 2019
Ping Li

/s/ A. Brooke Seawell	Director	March 1, 2019
A. Brooke Seawell

/s/ Richard M. Wells	Director	March 1, 2019
Richard M. Wells