Form 10-Q
period 2019-03-31
Tenable Holdings, Inc.
filed 2019-05-09
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019
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
__________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No      ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Emerging growth company	☒	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TENB	The Nasdaq Stock Market LLC
The number of shares of the Registrant's common stock outstanding as of May 3, 2019 was 96,473,350.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$167,966	$165,116
Short-term investments	131,014	118,119
Accounts receivable (net of allowance for doubtful accounts of $370 and $188 at March 31, 2019 and December 31, 2018, respectively)	56,975	68,261
Deferred commissions	23,838	23,272
Prepaid expenses and other current assets	20,636	22,020
Total current assets	400,429	396,788
Property and equipment, net	12,714	11,348
Deferred commissions (net of current portion)	35,973	36,162
Operating lease right-of-use assets	9,829	8,504
Other assets	7,446	7,810
Total assets	$466,391	$460,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,287	$171
Accrued expenses	7,994	5,554
Accrued compensation	22,360	29,594
Deferred revenue	214,508	213,644
Operating lease liabilities	3,981	4,262
Other current liabilities	653	1,079
Total current liabilities	250,783	254,304
Deferred revenue (net of current portion)	77,397	76,259
Operating lease liabilities (net of current portion)	7,466	6,055
Other liabilities	2,536	2,231
Total liabilities	338,182	338,849

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 96,203 and 93,126 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	962	931
Additional paid-in capital	614,774	586,940
Accumulated other comprehensive income	21	—
Accumulated deficit	(487,548)	(466,108)
Total stockholders’ equity	128,209	121,763
Total liabilities and stockholders’ equity	$466,391	$460,612
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenue	$80,301	$59,107
Cost of revenue	13,226	8,728
Gross profit	67,075	50,379
Operating expenses:
Sales and marketing	52,689	39,588
Research and development	21,935	17,185
General and administrative	15,136	9,055
Total operating expenses	89,760	65,828
Loss from operations	(22,685)	(15,449)
Interest income (expense), net	1,556	(26)
Other (expense) income, net	(214)	18
Loss before income taxes	(21,343)	(15,457)
Provision for income taxes	97	431
Net loss	(21,440)	(15,888)
Accretion of Series A and B redeemable convertible preferred stock	—	(188)
Net loss attributable to common stockholders	$(21,440)	$(16,076)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.68)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	93,738	23,495
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net loss	$(21,440)	$(15,888)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities	21	—
Other comprehensive income	21	—
Comprehensive loss	$(21,419)	$(15,888)

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Redeemable Convertible Preferred Stock							Accumulated
	Series A		Series B		Common Stock		Additional	Other		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at December 31, 2018	—	$—	—	$—	93,126	$931	$586,940	$—	$(466,108)	$121,763
Exercise of stock options	—	—	—	—	2,638	26	9,852	—	—	9,878
Issuance of common stock under employee stock purchase plan	—	—	—	—	439	5	8,574	—	—	8,579
Stock-based compensation	—	—	—	—	—	—	9,408	—	—	9,408
Other comprehensive income	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	(21,440)	(21,440)
Balance at March 31, 2019	—	$—	—	$—	96,203	$962	$614,774	$21	$(487,548)	$128,209

Balance at December 31, 2017	15,848	$49,935	39,538	$227,800	24,472	$246	$20,676	$—	$(392,587)	$(371,665)
Accretion of Series A and B redeemable convertible preferred stock	—	5	—	183	—	—	(188)	—	—	(188)
Exercise of stock options	—	—	—	—	322	3	476	—	—	479
Stock-based compensation	—	—	—	—	—	—	2,399	—	—	2,399
Net loss	—	—	—	—	—	—	—	—	(15,888)	(15,888)
Balance at March 31, 2018	15,848	$49,940	39,538	$227,983	24,794	$249	$23,363	$—	$(408,475)	$(384,863)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(21,440)	$(15,888)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,622	1,454
Stock-based compensation	9,319	2,399
Other	(284)	80
Changes in operating assets and liabilities:
Accounts receivable	11,104	7,792
Prepaid expenses and other current assets	1,374	974
Deferred commissions	(377)	(276)
Other assets	54	779
Accounts payable and accrued expenses	3,372	2,612
Accrued compensation	(7,233)	(4,303)
Deferred revenue	2,002	4,797
Other current liabilities	(429)	72
Other liabilities	42	12
Net cash (used in) provided by operating activities	(874)	504

Cash flows from investing activities:
Purchases of property and equipment	(2,306)	(1,596)
Purchases of short-term investments	(53,915)	—
Sales and maturities of short-term investments	41,750	—
Net cash used in investing activities	(14,471)	(1,596)

Cash flows from financing activities:
Principal payments under finance lease obligations	(4)	(116)
Proceeds from stock issued in connection with the employee stock purchase plan	8,579	—
Proceeds from the exercise of stock options	9,878	479
Net cash provided by financing activities	18,453	363
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(258)	(57)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,850	(786)
Cash and cash equivalents and restricted cash at beginning of period	165,378	27,472
Cash and cash equivalents and restricted cash at end of period	$168,228	$26,686

Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$27
Cash paid for income taxes	416	197
Supplemental cash flow information related to leases:
Operating cash payments for operating leases	$1,195	$1,079
Operating cash payments for finance leases	2	9
Financing cash payments for finance leases	4	116
Supplemental disclosure of non-cash investing and financing activities:
Asset retirement obligations	$250	$—
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
The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information. The consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2018 Annual Report on Form 10-K ("10-K") filed with the Securities and Exchange Commission on March 1, 2019. The consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state our financial position, our results of operations, and cash flows.
The results for the three months ended March 31, 2019 are not necessarily indicative of the operating results expected for the year ending December 31, 2019 or any other future period.
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

Revenue Recognition
We recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve this, we apply the following steps:
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
The following table presents a summary of revenue:

	Three Months Ended March 31,
(in thousands)	2019	2018
Subscription revenue	$64,737	$44,332
Perpetual license and maintenance revenue	13,527	13,477
Professional services and other revenue	2,037	1,298
Revenue	$80,301	$59,107

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
Concentrations
We sell our products and services through a channel network of distributors and resellers, along with our own sales teams. We derived 90% and 86% of revenue through our channel network in the three months ended March 31, 2019 and 2018, respectively. One of our distributors accounted for 44% and 45% of revenue in the three months ended March 31, 2019 and 2018, respectively. That same distributor accounted for 45% and 46% of accounts receivable at March 31, 2019 and December 31, 2018, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended March 31, 2019 and 2018, we recognized revenue of $74.6 million and $54.2 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At March 31, 2019, the future estimated revenue related to unsatisfied performance obligations was $295.3 million, with 73% expected to be recognized as revenue over the succeeding twelve months, and the remainder expected to be recognized over the four years thereafter.
Investments
We currently invest in commercial paper, corporate bonds and U.S. treasury and agency obligations. Our investments are classified as available-for-sale and recorded at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) within stockholders’ equity (deficit). We periodically review our investment portfolio to determine whether investments have indicators of possible impairment.

Deferred Commissions
Sales commissions, including related incremental fringe benefit costs, are considered to be incremental costs of obtaining a contract. Sales commissions on initial sales are not commensurate with sales commissions on contract renewals and therefore are recognized over an estimated period of benefit, which ranges between three and four years for subscription arrangements and five years for perpetual license arrangements. We estimate the period of benefit based on the expected contract term including renewal periods, the lifecycle of our technology, and other factors. Sales commissions on contract renewals are capitalized and amortized ratably over the contract term, with the exception of contracts with renewal periods that are one year or less, in which case the incremental costs are expensed as incurred.
The following summarizes the activity of deferred incremental costs of obtaining a contract in the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Beginning balance	$59,434	$50,176
Capitalization of contract acquisition costs	6,626	5,147
Amortization of deferred contract acquisition costs	(6,249)	(4,872)
Ending balance	$59,811	$50,451

Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
Leases
We early adopted ASC Topic 842, Leases ("ASC 842"), as of January 1, 2018 using the modified retrospective method. We elected the package of practical expedients as permitted under the transition guidance, which allowed us to not reassess whether arrangements contain leases, not reassess lease classification, and not reassess initial direct costs.
The impact of the adoption of ASC 842 on previously reported interim financial statements included the recognition of right-of-use ("ROU") assets and lease liabilities, as well as the derecognition of the construction-in-progress and construction financing obligation. There was no material impact to previously reported results of operations for any interim period.
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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within our operating leases is generally not determinable and we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using our current borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. This guidance is effective for us beginning January 1, 2020, with early adoption permitted, and will be adopted using the modified-retrospective method. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
2. Cash and Cash Equivalents and Short-Term Investments
At March 31, 2019 and December 31, 2018, cash and cash equivalents excluded $0.3 million of restricted cash, which is related to an account established as collateral for a lease arrangement and was included in other assets on the consolidated balance sheets.
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short term investments:

	March 31, 2019
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,732	$—	$—	$20,732
Commercial paper	4,489	—	—	4,489
Total cash equivalents	$25,221	$—	$—	$25,221

Short-term investments:
Commercial paper	$66,166	$—	$—	$66,166
Corporate bonds	12,667	11	—	12,678
U.S. Treasury and agency obligations	52,160	10	—	52,170
Total short-term investments	$130,993	$21	$—	$131,014

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$38,022	$—	$—	$38,022
Total cash equivalents	$38,022	$—	$—	$38,022

Short-term investments:
Commercial paper	$79,634	$—	$—	$79,634
Corporate bonds	16,119	—	—	16,119
U.S. Treasury and agency obligations	22,366	—	—	22,366
Total short-term investments	$118,119	$—	$—	$118,119

At March 31, 2019 and December 31, 2018, all of our short-term investments had maturities within the next twelve months, and none of our short-term investments were in an unrealized loss position.
3. Fair Value Measurements
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

•	Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$20,732	$—	$—	$20,732
Commercial paper	—	4,489	—	4,489
	$20,732	$4,489	$—	$25,221

Short-term investments
Commercial paper	$—	$66,166	$—	$66,166
Corporate bonds	—	12,678	—	12,678
U.S. Treasury and agency obligations	—	52,170	—	52,170
	$—	$131,014	$—	$131,014

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$38,022	$—	$—	$38,022
	$38,022	$—	$—	$38,022

Short-term investments
Commercial paper	$—	$79,634	$—	$79,634
Corporate bonds	—	16,119	—	16,119
U.S. Treasury and agency obligations	—	22,366	—	22,366
	$—	$118,119	$—	$118,119

We did not have any liabilities measured and recorded at fair value at March 31, 2019, and December 31, 2018.

4. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Computer software and equipment	$15,474	$13,038
Furniture and fixtures	2,378	2,376
Leasehold improvements	7,646	7,266
Right-of-use assets under finance leases	1,866	1,854
Total	27,364	24,534
Less: accumulated depreciation and amortization	(14,650)	(13,186)
Property and equipment, net	$12,714	$11,348

Depreciation and amortization related to property and equipment was $1.5 million and $1.3 million in the three months ended March 31, 2019 and 2018, respectively.
5. Leases
We have operating leases for office facilities and finance leases for computer and office equipment. Our leases have remaining terms of less than one year to 8.3 years, some of which include one or more options to renew, with renewal terms up to five years and some of which include options to terminate the leases within the next three to six years. The ROU assets and liabilities as of March 31, 2019 assume the option to early terminate one of our leases in 2021 and one of our leases in 2025.
The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Operating lease cost	$981	$853

Finance lease cost
Amortization of ROU assets	$153	$152
Interest on lease liabilities	2	9
Total finance lease cost	$155	$161

Rent expense for short-term leases in the three months ended March 31, 2019 and 2018 was not material.
Supplemental information related to leases was as follows:

	March 31, 2019	December 31, 2018
Operating leases
Weighted average remaining lease term	3.5 years	3.1 years
Weighted average discount rate	6.9%	7.1%

	Three Months Ended March 31,
(in thousands)	2019	2018
ROU assets obtained in exchange for lease obligations
Operating leases	$2,198	$—
Finance leases	11	—

Maturities of operating lease liabilities at March 31, 2019 were as follows:

(in thousands)
Year ending December 31,
2019(1)	$3,225
2020	4,159
2021	2,299
2022	1,021
2023	857
Thereafter	1,576
Total lease payments	13,137
Less: imputed interest	(1,690)
Total	$11,447
_______________
(1)    Represents the nine months ending December 31, 2019.
As of March 31, 2019, the operating lease for our future headquarters had not commenced and we did not have control of the space to be leased. We plan to take possession of the leased office space in mid-2019, at which time we will record a right-of-use asset and corresponding lease liability, and begin to record rent expense. Future lease payments related to this lease are $68.2 million and the lease payments are expected to commence in the first quarter of 2021.
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
The Credit Facility contains certain restrictive covenants customary for facilities of this type including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance of the Credit Facility exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization (“EBITDA”) adjusted to add changes in deferred revenue in the period, and a minimum current ratio level. There were no borrowings under the Credit Facility during the three months ended March 31, 2019 or in 2018.
7. Redeemable Convertible Preferred Stock and Common Stock
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

Upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, authorizing a total of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding at March 31, 2019 or December 31, 2018.
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
8. Stock-Based Compensation
In 2018, our board of directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"), which became effective upon the execution of the underwriting agreement related to our IPO, and no further grants were made under our 2016 Stock Incentive Plan ("2016 Plan"). Any shares subject to stock options or other stock awards granted under our 2016 Plan, 2012 Stock Incentive Plan or 2002 Stock Incentive Plan that would have otherwise returned to such plan (such as upon the expiration or termination of a stock award prior to vesting) were added to, and are available for issuance under, our 2018 Plan. In addition, the number of shares of our common stock reserved for issuance under our 2018 Plan automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. There were 14,708,178 shares available for grant under the 2018 Plan at March 31, 2019.
Stock options granted under our stock incentive plans have a maximum term of ten years, generally vest over a period of three to four years, and the exercise price cannot be less than the fair market value on the date of grant. Restricted stock units ("RSUs") granted under our stock incentive plans generally vest over a period of two to four years.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cost of revenue	$652	$77
Sales and marketing	3,366	602
Research and development	2,030	527
General and administrative	3,271	1,193
Total stock-based compensation expense	$9,319	$2,399

At March 31, 2019, the total unrecognized stock-based compensation expense related to outstanding stock options was $40.1 million, which is expected to be recognized over an estimated remaining weighted average period of 2.8 years.
At March 31, 2019, the unrecognized stock-based compensation expense related to unvested awards of restricted stock was $2.9 million, which is expected to be recognized over an estimated remaining period of 1.8 years.
At March 31, 2019, the unrecognized stock-based compensation expense related to unvested restricted stock units was $64.6 million, which is expected to be recognized over an estimated remaining period of 3.6 years.

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for per share data and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	19,219	$7.78	8.0	$277,114
Granted	—	—
Exercised	(2,638)	3.74
Forfeited/canceled	(949)	10.15
Outstanding at March 31, 2019	15,632	8.32	7.9	364,919
Exercisable at March 31, 2019	5,403	4.24	6.7	148,143

At March 31, 2019, there were 15.6 million stock options that were vested and expected to vest.
Restricted Stock and Restricted Stock Units
A summary of our restricted stock and restricted stock units activity is presented below:

	Restricted Stock		Restricted Stock Units
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	890	$4.25	1,129	$18.90
Granted	—	—	1,870	29.05
Vested	(99)	4.25	—	—
Forfeited	—	—	(65)	20.80
Unvested balance at March 31, 2019	791	4.25	2,934	25.33

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
2018 Employee Stock Purchase Plan
In 2018, our board of directors adopted, and our stockholders approved, our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective upon the execution of the underwriting agreement related to our IPO. The number of shares of our common stock reserved for issuance under our 2018 ESPP automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by the lesser of (1) 1.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 8,000,000 shares of our common stock or (3) such lesser number of shares of common stock as determined by our board of directors. There were 4,958,092 shares reserved for issuance under the 2018 ESPP at March 31, 2019.

Under our 2018 ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common stock at a discounted price, which is calculated at 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. The 2018 ESPP permits offerings up to 27 months in duration, with one or more purchase periods in each offering. The initial offering period began on July 25, 2018 and is scheduled to end on September 1, 2020, with purchase periods ending on March 1, 2019, September 1, 2019, March 1, 2020 and September 1, 2020. A second offering period began on March 1, 2019 and is scheduled to end on March 1, 2021, with four six-month purchase periods.
In the three months ended March 31, 2019, employees purchased 438,804 shares of our common stock at a price of $19.55 per share, resulting in cash proceeds of $8.6 million.
At March 31, 2019, there was $1.3 million of employee contributions to the 2018 ESPP included in accrued compensation. The unrecognized stock-based compensation expense related to our 2018 ESPP was $8.7 million, which is expected to be recognized over the remaining weighted average period of 1.5 years.
The fair value of the 2018 ESPP purchase rights for the initial and second offering periods was estimated on the grant date using a Black-Scholes option-pricing model and the following assumptions:

Expected term (in years)	0.5 — 2.1
Expected volatility	31.9% — 44.6%
Risk-free interest rate	2.3% — 2.7%
Expected dividend yield	—

9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Net loss attributable to common stockholders	$(21,440)	$(16,076)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	93,738	23,495
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.68)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2019	2018
Stock options	15,632	15,217
Restricted stock units	2,934	—
Restricted shares	791	1,187
Shares to be issued under ESPP	65	—
Redeemable convertible preferred stock	—	55,386
Total	19,422	71,790

10. Geographic Information
We operate as one operating segment. Our chief executive officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Americas	$56,091	$42,762
Europe, Middle East and Africa	17,307	11,666
Asia Pacific	6,903	4,679
Revenue	$80,301	$59,107

Customers located in the United States accounted for 65% and 67% of revenue in the three months ended March 31, 2019 and 2018, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	March 31, 2019	December 31, 2018
United States	$8,616	$6,487
International	4,098	4,861
Property and equipment, net	$12,714	$11,348

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and (2) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2018, or the 10-K, filed with the Securities and Exchange Commission on March 1, 2019. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Our enterprise platform offerings, including Tenable.io, Tenable.sc and Industrial Security, are built to provide organizations with the breadth of visibility to accurately understand both traditional and modern attack surfaces and the depth of insight that stems from risk-based analytics, prioritization and benchmarking. Our Cyber Exposure platform automatically discovers assets, including those in cloud environments, and assesses these assets for the presence of vulnerabilities, internal and regulatory compliance violations, misconfigurations and other cybersecurity issues, analyzes and prioritizes cybersecurity risks based on the likelihood of a vulnerability being exploited and the business criticality of the asset, and provides an objective way to measure an organization’s cyber exposure.
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
We have experienced rapid growth in recent years. Revenue in the three months ended March 31, 2019 and 2018 was $80.3 million and $59.1 million, respectively, representing year-over-year growth of 36%. Our net loss in the three months ended March 31, 2019 and 2018 was $21.4 million and $15.9 million, respectively, as we continue to invest in our business and market opportunity.

Financial Highlights
Below are our key financial results:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenue	$80,301	$59,107
Loss from operations	(22,685)	(15,449)
Net loss	(21,440)	(15,888)
Net loss per share attributable to common stockholders, basic and diluted	(0.23)	(0.68)
Net cash (used in) provided by operating activities	(874)	504
Purchases of property and equipment	(2,306)	(1,596)
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
Key Operating and Financial Metrics
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain operating metrics and non-GAAP financial measures, as described below, to understand and evaluate our core operating and financial performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue	$80,301	$59,107
Add: Deferred revenue (current), end of period	214,508	160,503
Less: Deferred revenue (current), beginning of period	(213,644)	(154,898)
Calculated current billings	$81,165	$64,712
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
Our use of free cash flow has limitations as an analytical tool and you should not consider it in isolation or as a substitute for an analysis of our results under GAAP. First, free cash flow is not a substitute for net cash flows from operating activities. Second, other companies may calculate free cash flow or similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison. Additionally, the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for a given period. Because of these and other limitations, you should consider free cash flow along with our GAAP financial measures.
The following table presents a reconciliation of net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash (used in) provided by operating activities	$(874)	$504
Purchases of property and equipment	(2,306)	(1,596)
Free cash flow(1)	$(3,180)	$(1,092)
_______________
(1)    Free cash flow for the three months ended March 31, 2019 was reduced by $4.9 million related to employee stock purchase plan activity.

Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended March 31, 2019
	2019	2018	Change (%)
Number of new enterprise platform customers added in period(1)	311	301	3%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io or SecurityCenter for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At March 31,
	2019	2018	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	494	307	61%
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP loss from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Loss from operations	$(22,685)	$(15,449)
Stock-based compensation	9,319	2,399
Amortization of intangible assets	151	151
Non-GAAP loss from operations	$(13,215)	$(12,899)

Operating margin	(28)%	(26)%
Non-GAAP operating margin	(16)%	(22)%
Non-GAAP Net Loss, Non-GAAP Net Loss Per Share and Pro Forma Non-GAAP Net Loss Per Share
We use non-GAAP net loss, which excludes the effect of the accretion of Series A and B redeemable convertible preferred stock, stock-based compensation and amortization of intangible assets, as well as the related tax impact, to calculate non-GAAP net loss per share and pro forma non-GAAP net loss per share. Pro forma non-GAAP net loss per share is calculated by giving effect to the conversion of our redeemable convertible preferred stock into common stock as though the conversion occurred at the beginning of each period presented prior to 2019. We believe that these non-GAAP measures provide important information to management and investors because they facilitate comparisons of our core operating results over multiple periods.

The following table presents a reconciliation of net loss, and net loss per share attributable to common stockholders, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net loss, non-GAAP net loss per share and pro forma non-GAAP net loss per share:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2019	2018
Net loss attributable to common stockholders	$(21,440)	$(16,076)
Accretion of Series A and B redeemable convertible preferred stock	—	188
Stock-based compensation	9,319	2,399
Tax impact of stock-based compensation(1)	(649)	(23)
Amortization of intangible assets(1)	151	151
Non-GAAP net loss	$(12,619)	$(13,361)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.68)
Accretion of Series A and B redeemable convertible preferred stock	—	0.01
Stock-based compensation	0.10	0.10
Tax impact of stock-based compensation(1)	—	—
Amortization of intangible assets(1)	—	—
Non-GAAP net loss per share, basic and diluted	$(0.13)	$(0.57)

Weighted-average shares used to compute net loss per share attributable to common stockholders and non-GAAP net loss per share, basic and diluted	93,738	23,495
Pro forma adjustment to reflect the assumed conversion of our convertible redeemable preferred stock as of the beginning of the period	—	55,386
Weighted-average shares used to compute pro forma non-GAAP net loss per share, basic and diluted	93,738	78,881

Pro forma non-GAAP net loss per share, basic and diluted	$(0.13)	$(0.17)
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expense. Operating expenses also include depreciation and amortization as well as allocated overhead costs including IT and facilities costs.
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
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments, and interest expense in connection with fees for our unused revolving credit facility.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of foreign currency remeasurement and transaction gains and losses.
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

Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue	$80,301	$59,107
Cost of revenue(1)	13,226	8,728
Gross profit	67,075	50,379
Operating expenses:
Sales and marketing(1)	52,689	39,588
Research and development(1)	21,935	17,185
General and administrative(1)	15,136	9,055
Total operating expenses	89,760	65,828
Loss from operations	(22,685)	(15,449)
Interest income (expense), net	1,556	(26)
Other (expense) income, net	(214)	18
Loss before income taxes	(21,343)	(15,457)
Provision for income taxes	97	431
Net loss	$(21,440)	$(15,888)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cost of revenue	$652	$77
Sales and marketing	3,366	602
Research and development	2,030	527
General and administrative	3,271	1,193
Total stock-based compensation expense	$9,319	$2,399
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Revenue	$80,301	$59,107	$21,194	36%
The increase in revenue of $21.2 million was comprised of increases in subscription revenue of $20.4 million, perpetual license and maintenance revenue of $0.1 million and professional services and other revenue of $0.7 million. Revenue from existing customers comprised 41% of the increase, while the remaining increase was due to revenue from new customers since April 1, 2018. International revenue increased $9.2 million, or 48%.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Cost of revenue	$13,226	$8,728	$4,498	52%
Gross profit	67,075	50,379	16,696	33%
Gross margin	84%	85%
The increase in cost of revenue of $4.5 million was primarily due to:

•	a $1.9 million increase in personnel costs primarily due to increased headcount, including a $0.6 million increase in stock-based compensation;

•	a $1.0 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io;

•	a $0.8 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; and

•	a $0.2 million increase in software subscription expenses.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Sales and marketing	$52,689	$39,588	$13,101	33%
The increase in sales and marketing expense of $13.1 million was primarily due to:

•
a $9.3 million increase in personnel costs largely associated with an increase in headcount, including a $2.8 million increase in stock-based compensation and a $1.0 million increase in the employer portion of payroll taxes related to option exercises;

•	a $2.1 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;

•	a $1.6 million increase in selling expenses, including travel and meeting costs and the costs of software subscriptions;

•	a $1.0 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts aimed at acquiring new customers;

•	a $0.6 million increase in allocated overhead costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; partially offset by

•	a $1.6 million decrease in expenses related to the timing of our annual user conference.
Research and Development

	Three Months Ended March 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Research and development	$21,935	$17,185	$4,750	28%
The increase in research and development expense of $4.8 million was primarily due to:

•
a $4.5 million increase in personnel costs largely associated with an increase in headcount, including a $1.6 million increase in stock-based compensation and a $0.3 million increase in the employer portion of payroll taxes related to option exercises, net of $0.9 million of development costs capitalized for internal use software; and

•	a $0.3 million increase in third-party cloud infrastructure costs related to the development of new and future offerings.
General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
General and administrative	$15,136	$9,055	$6,081	67%
The increase in general and administrative expense of $6.1 million was primarily due to:

•	a $4.1 million increase in personnel costs largely associated with an increase in headcount, including a $2.1 million increase in stock-based compensation;

•	a $1.1 million increase in professional fees; and

•	a $0.2 million increase in software subscription expense.
Liquidity and Capital Resources
At March 31, 2019, we had cash and cash equivalents consisting of bank deposits, commercial paper and money market funds of $168.0 million and short-term investments consisting of commercial paper, U.S Treasury and agency obligations and corporate bonds of $131.0 million.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital prior to our IPO. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses from our operations as reflected by our accumulated deficit of $487.5 million at March 31, 2019.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At March 31, 2019, we had deferred revenue of $291.9 million, of which $214.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance of the revolving credit facility exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization adjusted to add changes in deferred revenue in the period and a minimum current ratio level. We were in compliance with all covenants under the revolving credit facility at March 31, 2019.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash (used in) provided by operating activities	$(874)	$504
Net cash used in investing activities	(14,471)	(1,596)
Net cash provided by financing activities	18,453	363
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(258)	(57)
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,850	$(786)
Operating Activities
In the three months ended March 31, 2019, net cash used in operating activities was $0.9 million, which primarily consisted of our $21.4 million loss, adjusted for stock-based compensation expense of $9.3 million and depreciation and amortization of $1.6 million, as well as a net cash inflow of $9.9 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $11.1 million decrease in accounts receivable due to collections from customers and a $2.0 million increase in deferred revenue primarily due to increased subscription sales as a majority of our customers are invoiced in advance. The net inflow from changes in operating assets and liabilities was partially offset by a $7.2 million decrease in accrued compensation, including $4.9 million related to employee stock purchase plan activity, and quarterly bonuses and commissions earned in the fourth quarter of 2018 that were paid in the first quarter of 2019.
In the three months ended March 31, 2018, net cash provided by operating activities was $0.5 million, which primarily consisted of our $15.9 million loss, adjusted for stock-based compensation expense of $2.4 million and depreciation and amortization of $1.5 million, as well as a net cash inflow of $12.5 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $7.8 million decrease in accounts receivable due to collections from customers and a $4.8 million increase in deferred revenue from increased subscription sales as a majority of our customers are invoiced in advance, partially offset by quarterly bonuses and commissions earned in the fourth quarter of 2017 that were paid in the first quarter of 2018.
Investing Activities
Net cash used in investing activities increased by $12.9 million, primarily due to the purchase, net of any sales and maturities, of short-term investments in commercial paper, U.S. Treasury and agency obligations and corporate bonds.

Financing Activities
Net cash provided by financing activities increased by $18.1 million, primarily due to $9.9 million and $8.6 million of proceeds from stock issued in connection with the exercise of stock options and the employee stock purchase plan, respectively.
Contractual Obligations
At March 31, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in our 10-K.
Off-Balance Sheet Arrangements
At March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no material changes to our critical accounting policies and estimates as described in our 10-K.
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
Interest Rate Risk
At March 31, 2019, we had cash and cash equivalents of $168.0 million, consisting of cash deposits, commercial paper and money market funds. We also had short-term investments of $131.0 million, consisting of commercial paper, U.S. Treasury securities, and corporate bonds. Our investments are carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
We have not had any amounts outstanding under the revolving credit facility since it was established in May 2017. Any borrowings under the revolving credit facility would bear interest at a variable rate tied to the prime rate or the LIBOR rate. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
Foreign Currency Exchange Risk
Substantially all of our sales contracts are denominated in U.S. dollars, with a limited number of contracts denominated in foreign currencies, including foreign denominated leases. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize remeasurement and transaction gains (losses) in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
We have historically incurred net losses, including net losses of $21.4 million and $15.9 million in the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $487.5 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our offerings to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase at a greater rate. In particular, we expect to continue to expend substantial financial and other resources on:

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
From the three months ended March 31, 2018 to the three months ended March 31, 2019, our revenue grew from $59.1 million to $80.3 million. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or new or evolving attacks by, or indicators of compromise that identify, cyber bad actors. With the introduction of new technologies, the evolution of our offerings and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader product offerings and can bundle competing products and services with other software offerings. As a result, customers may choose a bundled product offering from our competitors, even if individual products have more limited functionality than our solutions. These competitors may also offer their products at a lower price as part of this larger sale, which could increase pricing pressure on our offerings and cause the average sales price for our offerings to decline. These larger competitors are also often in a better position to withstand any significant reduction in capital spending, and will therefore not be as susceptible to economic downturns. One component of our enterprise platform involves assessing Cyber Exposure in a public cloud environment. We are dependent upon the public cloud providers to allow our solutions to access their cloud offerings. If one or more cloud providers elected to offer exclusively their own cloud security product or otherwise eliminate the ability of our solutions to access their cloud on behalf of our customers, our business and financial results could be harmed.
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
Our subscription offerings are term-based and a majority of our subscription contracts are for one year in duration. In order for us to maintain or improve our results of operations, it is important that a high percentage of our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described in this Quarterly Report on Form 10-Q. Additionally, many of our customers, including certain top customers, have the right to terminate their agreements with us for convenience and for other reasons. We cannot assure you that customers will maintain their agreements with us, renew subscriptions or increase their usage of our software. If our customers do not maintain or renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be harmed.
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

Our existing data center facilities and third-party hosting providers have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with AWS allows AWS to terminate the agreement with two years' written notice and allows AWS, under certain circumstances, to temporarily restrict access to hosting services provided by AWS without prior notice. Although we expect that we could receive similar services from other third parties, if any of our arrangements with third parties, including AWS, are terminated, we could experience interruptions on our platform and in our ability to make our platform available to customers, as well as downtime, delays and additional expenses in arranging alternative cloud infrastructure services.
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
We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 984 employees as of December 31, 2017 to 1,298 employees as of March 31, 2019. We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to significantly expand our operations and headcount in the near term. Our growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our solutions and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and results of operations.
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
We, along with a significant number of our customers, are subject to laws, rules, regulations and industry standards related to data privacy and cyber security, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. In addition to current privacy and data security regulations currently in force in the jurisdictions where we operate, the General Data Protection Regulation, or GDPR came into force in May 2018. The GDPR contains numerous requirements and changes from prior European Union, or EU, law, including more robust obligations on data processors and data controllers, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control over personal data by data subjects, such as the “right to be forgotten", increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. We have an internal data privacy function that oversees and supervises our compliance with European data protection regulations. In the United States and globally, governments and agencies have adopted, and could in the future adopt, modify, apply or enforce laws, policies, regulations, and standards covering data subject privacy, data security, technologies such as cookies that are used to collect, store and/or process data, marketing online, the use of data to inform marketing, the taxation of products and services, unfair and deceptive practices and the collection, including the collection of information, use, processing, transfer, storage and/or disclosure of data associated with unique individual internet users. We may be subject directly or via contract to such laws, policies, regulations, and standards. New regulation or legislative actions regarding data privacy and security, together with applicable industry standards, may increase the costs of doing business and could have a material adverse impact on our operations and cash flows.
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
If we are investigated by an applicable data protection authority or are determined to have not complied with applicable laws, we may face fines and other penalties. Any such investigation or charges by applicable data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. Existing and proposed laws and regulations can be costly to comply with, could expose us to significant penalties for non-compliance, can delay or impede the development or adoption of our products and services, reduce the overall demand for our services, result in negative publicity, increase our operating costs, require significant management time and attention and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.
We rely on our third-party channel partner network of distributors and resellers to generate a substantial amount of our revenue.
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the three months ended March 31, 2019 and 2018 we derived 90% and 86%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may increase in future periods.
Ingram Micro, Inc., a distributor, accounted for 44% and 45% of our revenue in the three months ended March 31, 2019 and 2018, respectively, and 45% of our accounts receivable as of March 31, 2019. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 35% and 33% of our revenue in the three months ended March 31, 2019 and 2018, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions,useful lives of long-lived assets, the valuation of stock-based compensation, including the estimated underlying fair value of our common stock prior to our IPO, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
As of December 31, 2018, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $85.9 million, $24.1 million, and $102.3 million, respectively, available to offset future taxable income, which begin to expire in 2030. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.
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
As of March 31, 2019, we had 15 issued patents and six patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus” and “Tenable.io” names and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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

•
sales of shares of our common stock by us or our stockholders, or the perception that these sales might occur, including in connection with anticipated distributions of shares of our common stock by entities affiliated with members of our board of directors;

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
Sales of a substantial number of shares of our common stock in the public market by us or our stockholders, or the perception that these sales might occur, including in connection with anticipated distributions of shares of our common stock by entities affiliated with members of our board of directors, could depress the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities and make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired, and are in the process of hiring, additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
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
Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Recently, the Delaware Chancery Court issued an opinion invalidating such a provision. In light of that recent decision, we will not attempt to enforce this provision of our amended and restated certificate of incorporation to the extent it is not permitted by applicable law. As a result, we may incur additional costs associated with resolving disputes that would otherwise be restricted by that provision in other jurisdictions, which could seriously harm our business.
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

TENABLE HOLDINGS, INC.

Date:	May 9, 2019	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	May 9, 2019	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)