Form 10-Q
period 2019-06-30
Tenable Holdings, Inc.
filed 2019-08-09
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of August 2, 2019 was 96,871,720.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$185,663	$165,116
Short-term investments	111,301	118,119
Accounts receivable (net of allowance for doubtful accounts of $125 and $188 at June 30, 2019 and December 31, 2018, respectively)	68,983	68,261
Deferred commissions	24,867	23,272
Prepaid expenses and other current assets	20,316	22,020
Total current assets	411,130	396,788
Property and equipment, net	14,949	11,348
Deferred commissions (net of current portion)	36,999	36,162
Operating lease right-of-use assets	9,201	8,504
Other assets	8,490	7,810
Total assets	$480,769	$460,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,207	$171
Accrued expenses	9,770	5,554
Accrued compensation	26,502	29,594
Deferred revenue	227,227	213,644
Operating lease liabilities	3,961	4,262
Other current liabilities	538	1,079
Total current liabilities	270,205	254,304
Deferred revenue (net of current portion)	80,106	76,259
Operating lease liabilities (net of current portion)	6,559	6,055
Other liabilities	2,940	2,231
Total liabilities	359,810	338,849

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 96,808 and 93,126 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	968	931
Additional paid-in capital	629,087	586,940
Accumulated other comprehensive income	80	—
Accumulated deficit	(509,176)	(466,108)
Total stockholders’ equity	120,959	121,763
Total liabilities and stockholders’ equity	$480,769	$460,612
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$85,384	$63,592	$165,685	$122,699
Cost of revenue	13,918	9,879	27,144	18,607
Gross profit	71,466	53,713	138,541	104,092
Operating expenses:
Sales and marketing	56,015	41,826	108,704	81,414
Research and development	21,698	17,791	43,633	34,976
General and administrative	15,987	10,541	31,123	19,596
Total operating expenses	93,700	70,158	183,460	135,986
Loss from operations	(22,234)	(16,445)	(44,919)	(31,894)
Interest income (expense), net	1,594	(23)	3,150	(49)
Other expense, net	(122)	(438)	(336)	(420)
Loss before income taxes	(20,762)	(16,906)	(42,105)	(32,363)
Provision for income taxes	866	244	963	675
Net loss	(21,628)	(17,150)	(43,068)	(33,038)
Accretion of Series A and B redeemable convertible preferred stock	—	(191)	—	(379)
Net loss attributable to common stockholders	$(21,628)	$(17,341)	$(43,068)	$(33,417)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.73)	$(0.45)	$(1.41)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	95,820	23,750	94,785	23,623
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(21,628)	$(17,150)	$(43,068)	$(33,038)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities	59	—	80	—
Other comprehensive income	59	—	80	—
Comprehensive loss	$(21,569)	$(17,150)	$(42,988)	$(33,038)

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Redeemable Convertible Preferred Stock							Accumulated Other Comprehensive Income
	Series A		Series B		Common Stock		Additional Paid-in Capital			Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount			Accumulated Deficit
Balance at March 31, 2019	—	$—	—	$—	96,203	$962	$614,774	$21	$(487,548)	$128,209
Exercise of stock options	—	—	—	—	604	6	2,843	—	—	2,849
Vesting of restricted stock units	—	—	—	—	1	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	11,470	—	—	11,470
Other comprehensive income	—	—	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	—	—	(21,628)	(21,628)
Balance at June 30, 2019	—	$—	—	$—	96,808	$968	$629,087	$80	$(509,176)	$120,959

Balance at December 31, 2018	—	$—	—	$—	93,126	$931	$586,940	$—	$(466,108)	$121,763
Exercise of stock options	—	—	—	—	3,242	32	12,695	—	—	12,727
Vesting of restricted stock units	—	—	—	—	1	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	439	5	8,574	—	—	8,579
Stock-based compensation	—	—	—	—	—	—	20,878	—	—	20,878
Other comprehensive income	—	—	—	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	—	—	—	(43,068)	(43,068)
Balance at June 30, 2019	—	$—	—	$—	96,808	$968	$629,087	$80	$(509,176)	$120,959

Balance at March 31, 2018	15,848	$49,940	39,538	$227,983	24,794	$249	$23,363	$—	$(408,475)	$(384,863)
Accretion of Series A and B redeemable convertible preferred stock	—	6	—	185	—	—	(191)	—	—	(191)
Exercise of stock options	—	—	—	—	164	2	529	—	—	531
Repurchase of common stock	—	—	—	—	(7)	(1)	(74)	—	—	(75)
Stock-based compensation	—	—	—	—	—	—	3,024	—	—	3,024
Net loss	—	—	—	—	—	—	—	—	(17,150)	(17,150)
Balance at June 30, 2018	15,848	$49,946	39,538	$228,168	24,951	$250	$26,651	$—	$(425,625)	$(398,724)

Balance at December 31, 2017	15,848	$49,935	39,538	$227,800	24,472	$246	$20,676	$—	$(392,587)	$(371,665)
Accretion of Series A and B redeemable convertible preferred stock	—	11	—	368	—	—	(379)	—	—	(379)
Exercise of stock options	—	—	—	—	486	5	1,005	—	—	1,010
Repurchase of common stock	—	—	—	—	(7)	(1)	(74)	—	—	(75)
Stock-based compensation	—	—	—	—	—	—	5,423	—	—	5,423
Net loss	—	—	—	—	—	—	—	—	(33,038)	(33,038)
Balance at June 30, 2018	15,848	$49,946	39,538	$228,168	24,951	$250	$26,651	$—	$(425,625)	$(398,724)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(43,068)	$(33,038)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,089	2,994
Stock-based compensation	20,692	5,423
Other	(1,022)	664
Changes in operating assets and liabilities:
Accounts receivable	(658)	850
Prepaid expenses and other current assets	1,673	2,339
Deferred commissions	(2,432)	(629)
Other assets	(1,209)	1,195
Accounts payable and accrued expenses	5,646	2,326
Accrued compensation	(3,092)	(2,620)
Deferred revenue	17,430	21,319
Other current liabilities	(487)	(30)
Other liabilities	441	(47)
Net cash (used in) provided by operating activities	(2,997)	746

Cash flows from investing activities:
Purchases of property and equipment	(5,335)	(2,978)
Purchases of short-term investments	(102,453)	—
Sales and maturities of short-term investments	110,750	—
Net cash provided by (used in) investing activities	2,962	(2,978)

Cash flows from financing activities:
Principal payments under finance lease obligations	(8)	(252)
Payments of deferred offering costs	—	(1,515)
Proceeds from stock issued in connection with the employee stock purchase plan	8,579	—
Proceeds from the exercise of stock options	12,727	1,010
Repurchases of common stock	—	(75)
Net cash provided by (used in) financing activities	21,298	(832)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(716)	(491)
Net increase (decrease) in cash and cash equivalents and restricted cash	20,547	(3,555)
Cash and cash equivalents and restricted cash at beginning of period	165,378	27,472
Cash and cash equivalents and restricted cash at end of period	$185,925	$23,917

Supplemental disclosure of cash flow information:
Cash paid for interest	$49	$56
Cash paid for income taxes	1,111	418
Supplemental cash flow information related to leases:
Operating cash payments for operating leases	$2,286	$2,065
Operating cash payments for finance leases	3	20
Financing cash payments for finance leases	8	252
Supplemental disclosure of non-cash investing and financing activities:
Asset retirement obligations	$250	$—
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
The results for the six months ended June 30, 2019 are not necessarily indicative of the operating results expected for the year ending December 31, 2019 or any other future period.
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
Upon the completion of our IPO, all 15,847,500 shares of our Series A Redeemable Convertible Preferred Stock ("Series A") and 39,538,354 shares of our Series B Redeemable Convertible Preferred Stock ("Series B") automatically converted into an aggregate of 55,385,854 shares of our common stock. Our Amended and Restated Certificate of Incorporation adopted in connection with the IPO authorizes a total of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock.
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
The following table presents a summary of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Subscription revenue	$69,370	$48,725	$134,107	$93,057
Perpetual license and maintenance revenue	13,553	13,412	27,080	26,889
Professional services and other revenue	2,461	1,455	4,498	2,753
Revenue	$85,384	$63,592	$165,685	$122,699

Subscription Revenue
Subscription arrangements generally have annual or multi-year contractual terms for the use of our software or cloud solutions, including ongoing software updates and the ability to identify the latest cybersecurity vulnerabilities. Revenue is recognized ratably over the subscription term given the critical utility provided by the ongoing updates that are released throughout the contract period.
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
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 90% of revenue through our channel network in the three and six months ended June 30, 2019 and 87% of revenue in the three and six months ended June 30, 2018. One of our distributors accounted for 43% of revenue in the three and six months ended June 30, 2019 and 46% of revenue in the three and six months ended June 30, 2018. That same distributor accounted for 42% and 46% of accounts receivable at June 30, 2019 and December 31, 2018, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, we recognized revenue of $78.3 million, $51.7 million, $136.7 million and $99.2 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At June 30, 2019, the future estimated revenue related to unsatisfied performance obligations was $313.0 million, with 74% expected to be recognized as revenue over the succeeding twelve months, and the remainder expected to be recognized over the four years thereafter.
Investments
We currently invest in commercial paper, corporate bonds and U.S. treasury and agency obligations. Our investments are classified as available-for-sale and recorded at fair value, with unrealized gains and losses reported in accumulated other comprehensive income within stockholders’ equity (deficit). We periodically review our investment portfolio to determine whether investments have indicators of possible impairment.

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
The following summarizes the activity of deferred incremental costs of obtaining a contract in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Beginning balance	$59,811	$50,451	$59,434	$50,176
Capitalization of contract acquisition costs	8,608	4,700	15,234	9,847
Amortization of deferred contract acquisition costs	(6,553)	(4,346)	(12,802)	(9,218)
Ending balance	$61,866	$50,805	$61,866	$50,805

Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
Leases
We early adopted Accounting Standards Codification Topic 842, Leases ("ASC 842"), as of January 1, 2018 using the modified retrospective method. We elected the package of practical expedients as permitted under the transition guidance, which allowed us to not reassess whether arrangements contain leases, not reassess lease classification, and not reassess initial direct costs.
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
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13 — Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. This guidance is effective for us beginning January 1, 2020, and will be adopted using the modified-retrospective method. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15 — Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this ASU, implementation costs related to a cloud computing arrangement that is a service contract will be capitalized consistent with the requirements for capitalizing internal-use software development costs. The capitalized implementation costs are subsequently expensed over the term of the hosting arrangement. This guidance is effective for us beginning January 1, 2020, and can be adopted prospectively or retrospectively. We are currently evaluating adoption methods and the impact of this standard.
2. Cash and Cash Equivalents and Short-Term Investments
At June 30, 2019 and December 31, 2018, cash and cash equivalents excluded $0.3 million of restricted cash, which is related to an account established as collateral for a lease arrangement and was included in other assets on the consolidated balance sheets.
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	June 30, 2019
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$37,659	$—	$—	$37,659
Commercial paper	9,094	—	—	9,094
Total cash equivalents	$46,753	$—	$—	$46,753

Short-term investments:
Commercial paper	$46,220	$—	$—	$46,220
Corporate bonds	20,219	37	—	20,256
U.S. Treasury and agency obligations	44,782	43	—	44,825
Total short-term investments	$111,221	$80	$—	$111,301

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$38,022	$—	$—	$38,022
Total cash equivalents	$38,022	$—	$—	$38,022

Short-term investments:
Commercial paper	$79,634	$—	$—	$79,634
Corporate bonds	16,119	—	—	16,119
U.S. Treasury and agency obligations	22,366	—	—	22,366
Total short-term investments	$118,119	$—	$—	$118,119

At June 30, 2019 and December 31, 2018, all of our short-term investments had maturities within the next twelve months, and none of our short-term investments were in an unrealized loss position.
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

•	Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$37,659	$—	$—	$37,659
Commercial paper	—	9,094	—	9,094
	$37,659	$9,094	$—	$46,753

Short-term investments
Commercial paper	$—	$46,220	$—	$46,220
Corporate bonds	—	20,256	—	20,256
U.S. Treasury and agency obligations	—	44,825	—	44,825
	$—	$111,301	$—	$111,301

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$38,022	$—	$—	$38,022
	$38,022	$—	$—	$38,022

Short-term investments
Commercial paper	$—	$79,634	$—	$79,634
Corporate bonds	—	16,119	—	16,119
U.S. Treasury and agency obligations	—	22,366	—	22,366
	$—	$118,119	$—	$118,119

We did not have any liabilities measured and recorded at fair value at June 30, 2019 or December 31, 2018.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Computer software and equipment	$17,433	$13,038
Furniture and fixtures	2,375	2,376
Leasehold improvements	9,090	7,266
Right-of-use assets under finance leases	1,866	1,854
Total	30,764	24,534
Less: accumulated depreciation and amortization	(15,815)	(13,186)
Property and equipment, net	$14,949	$11,348

Depreciation and amortization related to property and equipment was $1.3 million, $1.4 million, $2.8 million and $2.7 million in the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, respectively.
5. Leases
We have operating leases for office facilities and finance leases for computer and office equipment. Our leases have remaining terms of less than one year to eight years, some of which include one or more options to renew, with renewal terms up to five years and some of which include options to terminate the leases within the next three to six years. The ROU assets and liabilities as of June 30, 2019 assume the option to early terminate one of our leases in 2021 and one of our leases in 2025.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Operating lease cost	$1,100	$917	$2,081	$1,770

Finance lease cost
Amortization of ROU assets	$155	$152	$308	$304
Interest on lease liabilities	1	10	3	19
Total finance lease cost	$156	$162	$311	$323

Rent expense for short-term leases in the three and six months ended June 30, 2019 and 2018 was not material.
Supplemental information related to leases was as follows:

	June 30, 2019	December 31, 2018
Operating leases
Weighted average remaining lease term	3.4 years	3.1 years
Weighted average discount rate	6.8%	7.1%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$1,262	$2,198	$1,262
Finance leases	—	—	11	—

Maturities of operating lease liabilities at June 30, 2019 were as follows:

(in thousands)
Year ending December 31,
2019(1)	$2,195
2020	4,181
2021	2,243
2022	926
2023	694
Thereafter	1,337
Total lease payments	11,576
Less: imputed interest	(1,071)
Total	$10,505
_______________
(1)    Represents the six months ending December 31, 2019.
As of June 30, 2019, the operating lease for our future headquarters had not commenced and we did not have control of the space to be leased. We plan to take possession of the leased office space in the third quarter of 2019, at which time we will record a right-of-use asset and corresponding lease liability, and begin to record rent expense. Future lease payments related to this lease are $68.2 million and the lease payments are expected to commence in the first quarter of 2021.
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
The Credit Facility contains certain restrictive covenants customary for facilities of this type including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance of the Credit Facility exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization (“EBITDA”) adjusted to add changes in deferred revenue in the period, and a minimum current ratio level. There were no borrowings under the Credit Facility during the six months ended June 30, 2019 or in 2018.

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
Upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, authorizing a total of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding at June 30, 2019 or December 31, 2018.
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
8. Stock-Based Compensation
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"), which became effective upon the execution of the underwriting agreement related to our IPO, and no further grants were made under our 2016 Stock Incentive Plan ("2016 Plan"). Any shares subject to stock options or other stock awards granted under our 2016 Plan, 2012 Stock Incentive Plan or 2002 Stock Incentive Plan that would have otherwise returned to such plan (such as upon the expiration or termination of a stock award prior to vesting) were added to, and are available for issuance under, our 2018 Plan. In addition, the number of shares of our common stock reserved for issuance under our 2018 Plan automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. There were 14,790,867 shares available for grant under the 2018 Plan at June 30, 2019.
Stock options granted under our stock incentive plans have a maximum term of ten years, generally vest over a period of three to four years, and the exercise price cannot be less than the fair market value on the date of grant. Restricted stock units ("RSUs") granted under our stock incentive plans generally vest over a period of two to four years.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$742	$114	$1,394	$191
Sales and marketing	4,215	675	7,581	1,277
Research and development	2,441	640	4,471	1,167
General and administrative	3,975	1,595	7,246	2,788
Total stock-based compensation expense	$11,373	$3,024	$20,692	$5,423

At June 30, 2019, the total unrecognized stock-based compensation expense related to outstanding stock options was $35.7 million, which is expected to be recognized over an estimated remaining weighted average period of 2.6 years.
At June 30, 2019, the unrecognized stock-based compensation expense related to unvested awards of restricted stock was $2.5 million, which is expected to be recognized over an estimated remaining period of 1.5 years.
At June 30, 2019, the unrecognized stock-based compensation expense related to unvested restricted stock units was $61.2 million, which is expected to be recognized over an estimated remaining weighted average period of 3.4 years.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for per share data and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	19,219	$7.78	8.0	$277,114
Granted	—	—
Exercised	(3,242)	3.93
Forfeited/canceled	(1,085)	10.11
Outstanding at June 30, 2019	14,892	8.45	7.7	299,201
Exercisable at June 30, 2019	6,213	5.72	6.9	141,797

At June 30, 2019, there were 14.9 million stock options that were vested and expected to vest.
Restricted Stock and Restricted Stock Units
A summary of our restricted stock and restricted stock units activity is presented below:

	Restricted Stock		Restricted Stock Units
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	890	$4.25	1,129	$18.90
Granted	—	—	2,003	29.10
Vested	(198)	4.25	(1)	23.00
Forfeited	—	—	(144)	20.84
Unvested balance at June 30, 2019	692	4.25	2,987	25.65

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

2018 Employee Stock Purchase Plan
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective upon the execution of the underwriting agreement related to our IPO. The number of shares of our common stock reserved for issuance under our 2018 ESPP automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by the lesser of (1) 1.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 8,000,000 shares of our common stock or (3) such lesser number of shares of common stock as determined by our Board of Directors. There were 4,958,092 shares reserved for issuance under the 2018 ESPP at June 30, 2019.
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
In the six months ended June 30, 2019, employees purchased 438,804 shares of our common stock at a price of $19.55 per share, resulting in cash proceeds to us of $8.6 million.
At June 30, 2019, there was $5.2 million of employee contributions to the 2018 ESPP included in accrued compensation. The unrecognized stock-based compensation expense related to our 2018 ESPP was $6.7 million, which is expected to be recognized over the remaining weighted average period of 1.3 years.
The fair value of the 2018 ESPP purchase rights for the initial and second offering periods was estimated on the grant date using a Black-Scholes option-pricing model and the following assumptions:

Expected term (in years)	0.5 — 2.1
Expected volatility	31.9% — 44.6%
Risk-free interest rate	2.3% — 2.7%
Expected dividend yield	—

9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net loss attributable to common stockholders	$(21,628)	$(17,341)	$(43,068)	$(33,417)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	95,820	23,750	94,785	23,623
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.73)	$(0.45)	$(1.41)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Three and Six Months Ended June 30,
(in thousands)	2019	2018
Stock options	14,892	19,521
Restricted stock units	2,987	971
Restricted shares	692	1,088
Shares to be issued under the 2018 ESPP	253	—
Redeemable convertible preferred stock	—	55,386
Total	18,824	76,966

10. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Americas	$58,888	$45,715	$114,979	$88,477
Europe, Middle East and Africa	18,848	12,550	36,155	24,216
Asia Pacific	7,648	5,327	14,551	10,006
Revenue	$85,384	$63,592	$165,685	$122,699

Customers located in the United States accounted for 64% of revenue in the three and six months ended June 30, 2019 and 67% of revenue in the three and six months ended June 30, 2018. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	June 30, 2019	December 31, 2018
United States	$9,602	$6,487
International	5,347	4,861
Property and equipment, net	$14,949	$11,348

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
Our enterprise platform offerings are primarily sold on a subscription basis with a one year term. Our subscription terms are generally not longer than three years. These offerings are typically prepaid in advance. To a lesser extent, we generate ratably recognizable revenue from perpetual licenses and from the related ongoing maintenance.
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our enterprise platform offerings to our distributors, which in turn sell to our resellers, which then sell to end users, which we call customers.
Many of our enterprise platform customers initially use either our free or paid version of Nessus, one of the industry’s most widely deployed vulnerability assessment solutions. Nessus, which is the technology that underpins our enterprise platform offerings, is designed to quickly and accurately identify vulnerabilities, configuration and compliance issues and malware. Our free version of Nessus, Nessus Essentials, allows for vulnerability assessment over a limited number of IP addresses. We believe many of our Nessus customers begin with Nessus Essentials and subsequently upgrade to Nessus Professional, the paid version of Nessus; however, we expect many users to continue to use Nessus Essentials.
We have experienced rapid growth in recent years. Revenue in the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018 was $85.4 million, $63.6 million, $165.7 million and $122.7 million, respectively, representing respective year-over-year growth of 34% and 35% in the quarterly and year-to-date periods. Our net loss in the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018 was

$21.6 million, $17.2 million, $43.1 million and $33.0 million, respectively, as we continue to invest in our business and market opportunity.
Financial Highlights
Below are our key financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$85,384	$63,592	$165,685	$122,699
Loss from operations	(22,234)	(16,445)	(44,919)	(31,894)
Net loss	(21,628)	(17,150)	(43,068)	(33,038)
Net loss per share attributable to common stockholders, basic and diluted	(0.23)	(0.73)	(0.45)	(1.41)
Net cash (used in) provided by operating activities	(2,123)	242	(2,997)	746
Purchases of property and equipment	(3,029)	(1,382)	(5,335)	(2,978)
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
New Enterprise Platform Customer Acquisition
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings and that our ability to continue to grow our enterprise platform customers will increase future opportunities for renewals and follow-on sales. We believe that we have significant room to increase our market share.
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
We are also focused on upselling customers from Nessus Professional to our enterprise platform offerings. Nessus Professional customers are typically organizations or independent security consultants that use Nessus Professional for a single vulnerability assessment at a point in time. We seek to convert them to our enterprise platform offerings, which provide continuous visibility and insights into their attack surface, as their needs develop.
Further, we plan to expand existing platform capabilities and launch new products, such as Tenable Lumin, which we believe will drive new product purchases and follow-on purchases over time, thereby contributing to customer renewals. We believe that there is a significant opportunity to drive additional sales to existing customers, and we expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers.
We evaluate our ability to expand sales with our existing customers by assessing our dollar-based net expansion rate. We calculate our dollar-based net expansion rate as follows:

•
Denominator: To calculate our dollar-based net expansion rate as of the end of a reporting period, we first establish the annual recurring revenue, or ARR, from all active subscriptions and maintenance from perpetual licenses as of the last day of the same reporting period in the prior year. This represents recurring payments that we expect to receive in the next 12-month period from the cohort of customers that existed on the last day of the same reporting period in the prior year.

•	Numerator: We measure the ARR for that same cohort of customers representing all subscriptions and maintenance from perpetual licenses based on customer orders as of the end of the reporting period.
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
Our dollar-based net expansion rate for the trailing twelve months at June 30, 2019 was 117%. If we had included in the numerator the annual contract value of incremental payments related to perpetual licenses and services from existing customers, our 12-month dollar-based net expansion rate would have increased by 7 percentage points at June 30, 2019. While our dollar-based net expansion rate may decline or fluctuate from quarter to quarter based on the result of a number of factors, including our existing customers' satisfaction with our solutions, the pricing of our solutions and the ability of competing solutions and the pricing thereof, we expect that our dollar-based net expansion rate will continue to exceed 110%.
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
The adoption of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers at January 1, 2017 included a $55.0 million increase to deferred revenue primarily related to the deferral of perpetual license revenue. This cumulative adjustment to deferred revenue at January 1, 2017 increased calculated current billings $16.7 million in 2017 and $11.8 million in 2018 and is expected to increase calculated current billings $5.6 million in 2019 and $1.9 million in 2020.
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue	$85,384	$63,592	$165,685	$122,699
Add: Deferred revenue (current), end of period	227,227	174,277	227,227	174,277
Less: Deferred revenue (current), beginning of period	(214,508)	(160,503)	(213,644)	(154,898)
Calculated current billings	$98,103	$77,366	$179,268	$142,078
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
Our use of free cash flow has limitations as an analytical tool and you should not consider it in isolation or as a substitute for an analysis of our results under GAAP. First, free cash flow is not a substitute for net cash flows from operating activities. Second, other companies may calculate free cash flow or similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison. Additionally, the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for a given period. Because of these and other limitations, you should consider free cash flow along with net cash (used in) provided by operating activities and our other GAAP financial measures.
The following table presents a reconciliation of net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net cash (used in) provided by operating activities	$(2,123)	$242	$(2,997)	$746
Purchases of property and equipment	(3,029)	(1,382)	(5,335)	(2,978)
Free cash flow(1)	$(5,152)	$(1,140)	$(8,332)	$(2,232)
_______________
(1)    Free cash flow included a $3.9 million benefit and a $1.0 million reduction related to employee stock purchase plan activity in the three and six months ended June 30, 2019, respectively.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended June 30, 2019
	2019	2018	Change (%)
Number of new enterprise platform customers added in period(1)	352	282	25%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io or SecurityCenter for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At June 30,
	2019	2018	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	538	340	58%
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

The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP loss from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Loss from operations	$(22,234)	$(16,445)	$(44,919)	$(31,894)
Stock-based compensation	11,373	3,024	20,692	5,423
Amortization of intangible assets	151	151	302	302
Non-GAAP loss from operations	$(10,710)	$(13,270)	$(23,925)	$(26,169)

Operating margin	(26)%	(26)%	(27)%	(26)%
Non-GAAP operating margin	(13)%	(21)%	(14)%	(21)%

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

The following table presents a reconciliation of net loss, and net loss per share attributable to common stockholders, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net loss, non-GAAP net loss per share and pro forma non-GAAP net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2019	2018	2019	2018
Net loss attributable to common stockholders	$(21,628)	$(17,341)	$(43,068)	$(33,417)
Accretion of Series A and B redeemable convertible preferred stock	—	191	—	379
Stock-based compensation	11,373	3,024	20,692	5,423
Tax impact of stock-based compensation(1)	121	(25)	(528)	(48)
Amortization of intangible assets(1)	151	151	302	302
Non-GAAP net loss	$(9,983)	$(14,000)	$(22,602)	$(27,361)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.73)	$(0.45)	$(1.41)
Accretion of Series A and B redeemable convertible preferred stock	—	0.01	—	0.02
Stock-based compensation	0.13	0.12	0.22	0.22
Tax impact of stock-based compensation(1)	—	—	(0.01)	—
Amortization of intangible assets(1)	—	0.01	—	0.01
Non-GAAP net loss per share, basic and diluted	$(0.10)	$(0.59)	$(0.24)	$(1.16)

Weighted-average shares used to compute net loss per share attributable to common stockholders and non-GAAP net loss per share, basic and diluted	95,820	23,750	94,785	23,623
Pro forma adjustment to reflect the assumed conversion of our convertible redeemable preferred stock as of the beginning of the period	—	55,386	—	55,386
Weighted-average shares used to compute pro forma non-GAAP net loss per share, basic and diluted	95,820	79,136	94,785	79,009

Pro forma non-GAAP net loss per share, basic and diluted	$(0.10)	$(0.18)	$(0.24)	$(0.35)
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
Our subscription arrangements generally have annual or multi-year contractual terms to use our software or cloud-based solutions, including ongoing software updates during the contractual period. Revenue is recognized ratably over the subscription term given the critical utility provided by the ongoing updates that are released throughout the contract period.
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
Other Expense, Net
Other expense, net consists primarily of foreign currency remeasurement and transaction gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and withholding taxes on sales with customers. We have recorded deferred tax assets for which a full valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue	$85,384	$63,592	$165,685	$122,699
Cost of revenue(1)	13,918	9,879	27,144	18,607
Gross profit	71,466	53,713	138,541	104,092
Operating expenses:
Sales and marketing(1)	56,015	41,826	108,704	81,414
Research and development(1)	21,698	17,791	43,633	34,976
General and administrative(1)	15,987	10,541	31,123	19,596
Total operating expenses	93,700	70,158	183,460	135,986
Loss from operations	(22,234)	(16,445)	(44,919)	(31,894)
Interest income (expense), net	1,594	(23)	3,150	(49)
Other expense, net	(122)	(438)	(336)	(420)
Loss before income taxes	(20,762)	(16,906)	(42,105)	(32,363)
Provision for income taxes	866	244	963	675
Net loss	$(21,628)	$(17,150)	$(43,068)	$(33,038)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$742	$114	$1,394	$191
Sales and marketing	4,215	675	7,581	1,277
Research and development	2,441	640	4,471	1,167
General and administrative	3,975	1,595	7,246	2,788
Total stock-based compensation expense	$11,373	$3,024	$20,692	$5,423
Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Revenue	$85,384	$63,592	21,792	34%
The increase in revenue of $21.8 million was comprised of increases in subscription revenue of $20.7 million, perpetual license and maintenance revenue of $0.1 million and professional services and other revenue of $1.0 million. Revenue from existing customers comprised 43% of the increase, while the remaining increase was due to revenue from new customers since July 1, 2018. International revenue increased $10.0 million, or 48%.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Cost of revenue	$13,918	$9,879	4,039	41%
Gross profit	71,466	53,713	17,753	33%
Gross margin	84%	84%
The increase in cost of revenue of $4.0 million was primarily due to:

•	a $1.7 million increase in personnel costs primarily due to increased headcount, including a $0.6 million increase in stock-based compensation;

•	a $1.2 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io;

•	a $0.7 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; and

•	a $0.2 million increase in professional fees.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Sales and marketing	$56,015	$41,826	$14,189	34%
The increase in sales and marketing expense of $14.2 million was primarily due to:

•	a $9.2 million increase in personnel costs largely associated with an increase in headcount, including a $3.5 million increase in stock-based compensation;

•	a $1.9 million increase in selling expenses, including travel and meeting costs and the costs of software subscriptions;

•	a $1.7 million increase in expenses related to the timing of our annual user conference;

•	a $0.7 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions; and

•	a $0.6 million increase in allocated overhead costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Research and Development

	Three Months Ended June 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Research and development	$21,698	$17,791	$3,907	22%
The increase in research and development expense of $3.9 million was primarily due to:

•
a $3.0 million increase in personnel costs largely associated with an increase in headcount, including a $1.8 million increase in stock-based compensation, net of $0.8 million of development costs capitalized for internal use software;

•	a $0.6 million increase in third-party cloud infrastructure costs related to the development of new and future offerings; and

•	a $0.3 million increase in software subscription expense.

General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
General and administrative	$15,987	$10,541	$5,446	52%
The increase in general and administrative expense of $5.4 million was primarily due to:

•	a $3.9 million increase in personnel costs largely associated with an increase in headcount, including a $2.4 million increase in stock-based compensation;

•	a $0.8 million increase in professional fees, primarily related to external accounting and legal costs;

•	a $0.3 million increase in insurance costs; and

•	a $0.2 million increase in software subscription expense.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Revenue	$165,685	$122,699	$42,986	35%
The increase in revenue of $43.0 million was comprised of increases in subscription revenue of $41.1 million, perpetual license and maintenance revenue of $0.2 million and professional services and other revenue of $1.7 million. Revenue from existing customers comprised 51% of the increase, while the remaining increase was due to revenue from new customers since July 1, 2018. International revenue increased $19.2 million, or 48%.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Cost of revenue	$27,144	$18,607	$8,537	46%
Gross profit	138,541	104,092	34,449	33%
Gross margin	84%	85%
The increase in cost of revenue of $8.5 million was primarily due to:

•	a $3.6 million increase in personnel costs primarily due to increased headcount, including a $1.2 million increase in stock-based compensation;

•	a $2.1 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io;

•	a $1.5 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis;

•	a $0.4 million increase in professional fees; and

•	a $0.4 million increase in software subscription expenses.

Operating Expenses
Sales and Marketing

	Six Months Ended June 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Sales and marketing	$108,704	$81,414	$27,290	34%
The increase in sales and marketing expense of $27.3 million was primarily due to:

•
a $18.6 million increase in personnel costs largely associated with an increase in headcount, including a $6.3 million increase in stock-based compensation and a $1.2 million increase in the employer portion of payroll taxes related to option exercises;

•	a $2.7 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;

•	a $3.5 million increase in selling expenses, including travel and meeting costs and the costs of software subscriptions;

•	a $1.3 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts aimed at acquiring new customers; and

•	a $1.2 million increase in allocated overhead costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Research and Development

	Six Months Ended June 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Research and development	$43,633	$34,976	$8,657	25%
The increase in research and development expense of $8.7 million was primarily due to:

•
a $7.5 million increase in personnel costs largely associated with an increase in headcount, including a $3.3 million increase in stock-based compensation and a $0.4 million increase in the employer portion of payroll taxes related to option exercises, net of $1.7 million of development costs capitalized for internal use software; and

•	a $1.0 million increase in third-party cloud infrastructure costs related to the development of new and future offerings.
General and Administrative

	Six Months Ended June 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
General and administrative	$31,123	$19,596	$11,527	59%
The increase in general and administrative expense of $11.5 million was primarily due to:

•	a $7.9 million increase in personnel costs largely associated with an increase in headcount, including a $4.5 million increase in stock-based compensation;

•	a $1.9 million increase in professional fees, primarily related to external accounting and legal costs;

•	a $0.5 million increase in insurance costs; and

•	a $0.3 million increase in software subscription expense.

Liquidity and Capital Resources
At June 30, 2019, we had cash and cash equivalents consisting of bank deposits, commercial paper and money market funds of $185.7 million and short-term investments consisting of commercial paper, U.S Treasury and agency obligations and corporate bonds of $111.3 million.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital prior to our IPO. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses from our operations as reflected by our accumulated deficit of $509.2 million at June 30, 2019.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At June 30, 2019, we had deferred revenue of $307.3 million, of which $227.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance of the revolving credit facility exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization adjusted to add changes in deferred revenue in the period and a minimum current ratio level. We were in compliance with all covenants under the revolving credit facility at June 30, 2019.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash (used in) provided by operating activities	$(2,997)	$746
Net cash provided by (used in) investing activities	2,962	(2,978)
Net cash provided by (used in) financing activities	21,298	(832)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(716)	(491)
Net increase (decrease) in cash and cash equivalents and restricted cash	$20,547	$(3,555)
Operating Activities
In the six months ended June 30, 2019, net cash used in operating activities was $3.0 million, which primarily consisted of our $43.1 million loss, adjusted for stock-based compensation expense of $20.7 million and depreciation and amortization of $3.1 million, as well as a net cash inflow of $17.3 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $17.4 million increase in deferred revenue from increased subscription sales as a majority of our customers are invoiced in advance.
In the six months ended June 30, 2018, net cash provided by operating activities was $0.7 million, which primarily consisted of our $33.0 million loss, adjusted for stock-based compensation expense of $5.4 million and depreciation and amortization of $3.0 million, as well as a net cash inflow of $24.7 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $21.3 million increase in deferred revenue from increased subscription sales as a majority of our customers are invoiced in advance.
Investing Activities
Net cash provided by investing activities increased by $5.9 million, primarily due to an $8.3 million increase in the sales and maturities, net of any purchases, of short-term investments in commercial paper, U.S. Treasury and agency obligations and corporate bonds, partially offset by a $2.4 million increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities increased by $22.1 million, primarily due to $11.7 million and $8.6 million of increases in proceeds from stock issued in connection with the exercise of stock options and the employee stock purchase plan, respectively.
Contractual Obligations
At June 30, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in our 10-K.
Off-Balance Sheet Arrangements
At June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We will no longer be an emerging growth company when we become a large accelerated filer on December 31, 2019.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, including interest rate, foreign currency exchange and inflation risks.
Interest Rate Risk
At June 30, 2019, we had cash and cash equivalents of $185.7 million, consisting of cash deposits, commercial paper and money market funds. We also had short-term investments of $111.3 million, consisting of commercial paper, U.S. treasury and agency securities, and corporate bonds. Our investments are carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
We have historically incurred net losses, including net losses of $43.1 million and $33.0 million in the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $509.2 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our offerings to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase at a greater rate. In particular, we expect to continue to expend substantial financial and other resources on:

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
From the six months ended June 30, 2018 to the six months ended June 30, 2019, our revenue grew from $122.7 million to $165.7 million. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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
The cybersecurity market is characterized by very rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards. Our success also depends on continued innovation to provide features that make our solutions responsive to the cybersecurity landscape. While we continue to invest significant resources in research and development in order to ensure that our solutions continue to address the cyber security risks that our customers face, the introduction of solutions and services embodying new technologies could render our existing solutions or services obsolete or less attractive to customers. In addition, developing new solutions and product enhancements is expensive and time-consuming, and there is no assurance that such activities will result in significant cost savings, revenue or other expected benefits. For example, we plan to release a new product, Tenable Lumin, and there can be no assurance that product will offer the benefits we expect or generate customer interest. We may also face delays or uncertainty in our release timing for Tenable Lumin that may be costly or reduce its benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected. Further, we may not be able to successfully anticipate or adapt to changing technology or customer requirements or the dynamic threat landscape on a timely basis, or at all, which would impair our ability to execute on our business strategy.
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
We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 984 employees as of December 31, 2017 to 1,314 employees as of June 30, 2019. We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to significantly expand our operations and headcount in the near term. Our growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our solutions and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and results of operations.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the six months ended June 30, 2019 and 2018, we derived 90% and 87%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may increase in future periods.
Ingram Micro, Inc., a distributor, accounted for 43% and 46% of our revenue in the six months ended June 30, 2019 and 2018, respectively, and 42% of our accounts receivable as of June 30, 2019. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 36% and 33% of our revenue in the six months ended June 30, 2019 and 2018, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

•	increased management, infrastructure and legal costs associated with having international operations;

•	reliance on channel partners;

•	trade and foreign exchange restrictions;

•	economic or political instability in foreign markets, including instability related to the United Kingdom’s pending exit from the European Union, commonly referred to as “Brexit”;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements, including, but not limited to data privacy, data protection and data security regulations;

•	difficulties and costs of staffing, managing and potentially reorganizing foreign operations;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

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
As of December 31, 2018, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $85.9 million, $60.4 million, and $102.3 million, respectively, available to offset future taxable income, which begin to expire in 2030. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.
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
As of June 30, 2019, we had 15 issued patents and seven patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus” and “Tenable.io” names and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly after we cease to be an emerging growth company on December 31, 2019. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired, and are in the process of hiring, additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
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
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for the year ending December 31, 2019 to be filed with the SEC in 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in that annual report. We are also required to disclose significant changes made in our internal control procedures on a quarterly basis.
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
We are currently an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company, which will be on December 31, 2019. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Items 3, 4 and 5 are not applicable and have been omitted.
Item 6.        Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on June 29, 2018
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.1	Form of Restricted Stock Unit Grant Notice and Agreement under the 2018 Equity Incentive Plan	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	August 9, 2019	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)