Form 10-Q
period 2019-09-30
Tenable Holdings, Inc.
filed 2019-11-14
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of November 8, 2019 was 98,187,608.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$171,303	$165,116
Short-term investments	125,333	118,119
Accounts receivable (net of allowance for doubtful accounts of $557 and $188 at September 30, 2019 and December 31, 2018, respectively)	81,201	68,261
Deferred commissions	26,030	23,272
Prepaid expenses and other current assets	21,126	22,020
Total current assets	424,993	396,788
Property and equipment, net	18,525	11,348
Deferred commissions (net of current portion)	38,493	36,162
Operating lease right-of-use assets	40,346	8,504
Other assets	9,855	7,810
Total assets	$532,212	$460,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$795	$171
Accrued expenses	9,474	5,554
Accrued compensation	24,244	29,594
Deferred revenue	245,985	213,644
Operating lease liabilities	3,970	4,262
Other current liabilities	701	1,079
Total current liabilities	285,169	254,304
Deferred revenue (net of current portion)	83,390	76,259
Operating lease liabilities (net of current portion)	37,788	6,055
Other liabilities	2,677	2,231
Total liabilities	409,024	338,849

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 97,960 and 93,126 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	980	931
Additional paid-in capital	648,964	586,940
Accumulated other comprehensive income	60	—
Accumulated deficit	(526,816)	(466,108)
Total stockholders’ equity	123,188	121,763
Total liabilities and stockholders’ equity	$532,212	$460,612
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$91,852	$69,440	$257,537	$192,139
Cost of revenue	15,245	12,161	42,389	30,768
Gross profit	76,607	57,279	215,148	161,371
Operating expenses:
Sales and marketing	56,699	44,550	165,403	125,964
Research and development	20,763	20,553	64,396	55,529
General and administrative	17,472	13,272	48,595	32,868
Total operating expenses	94,934	78,375	278,394	214,361
Loss from operations	(18,327)	(21,096)	(63,246)	(52,990)
Interest income, net	1,527	894	4,677	845
Other expense, net	(240)	(185)	(576)	(605)
Loss before income taxes	(17,040)	(20,387)	(59,145)	(52,750)
Provision for income taxes	600	482	1,563	1,157
Net loss	(17,640)	(20,869)	(60,708)	(53,907)
Accretion of Series A and B redeemable convertible preferred stock	—	(55)	—	(434)
Net loss attributable to common stockholders	$(17,640)	$(20,924)	$(60,708)	$(54,341)

Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.28)	$(0.64)	$(1.34)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	96,709	74,261	95,433	40,688
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(17,640)	$(20,869)	$(60,708)	$(53,907)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(20)	—	60	—
Other comprehensive (loss) income	(20)	—	60	—
Comprehensive loss	$(17,660)	$(20,869)	$(60,648)	$(53,907)

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Redeemable Convertible Preferred Stock							Accumulated Other Comprehensive Income
	Series A		Series B		Common Stock		Additional Paid-in Capital			Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount			Accumulated Deficit
Balance at June 30, 2019	—	$—	—	$—	96,808	$968	$629,087	$80	$(509,176)	$120,959
Exercise of stock options	—	—	—	—	383	4	2,717	—	—	2,721
Vesting of restricted stock units	—	—	—	—	431	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	338	3	6,547	—	—	6,550
Stock-based compensation	—	—	—	—	—	—	10,618	—	—	10,618
Other comprehensive loss	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	(17,640)	(17,640)
Balance at September 30, 2019	—	$—	—	$—	97,960	$980	$648,964	$60	$(526,816)	$123,188

Balance at December 31, 2018	—	$—	—	$—	93,126	$931	$586,940	$—	$(466,108)	$121,763
Exercise of stock options	—	—	—	—	3,625	36	15,412	—	—	15,448
Vesting of restricted stock units	—	—	—	—	432	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	777	8	15,121	—	—	15,129
Stock-based compensation	—	—	—	—	—	—	31,496	—	—	31,496
Other comprehensive income	—	—	—	—	—	—	—	60	—	60
Net loss	—	—	—	—	—	—	—	—	(60,708)	(60,708)
Balance at September 30, 2019	—	$—	—	$—	97,960	$980	$648,964	$60	$(526,816)	$123,188

Balance at June 30, 2018	15,848	$49,946	39,538	$228,168	24,951	$250	$26,651	$—	$(425,625)	$(398,724)
Accretion of Series A and B redeemable convertible preferred stock	—	2	—	53	—	—	(55)	—	—	(55)
Exercise of stock options	—	—	—	—	168	1	404	—	—	405
Stock-based compensation	—	—	—	—	—	—	8,836	—	—	8,836
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering expenses	—	—	—	—	12,535	125	264,674	—	—	264,799
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(15,848)	(49,948)	(39,538)	(228,221)	55,386	554	277,615	—	—	278,169
Net loss	—	—	—	—	—	—	—	—	(20,869)	(20,869)
Balance at September 30, 2018	—	$—	—	$—	93,040	$930	$578,125	$—	$(446,494)	$132,561

Balance at December 31, 2017	15,848	$49,935	39,538	$227,800	24,472	$246	$20,676	$—	$(392,587)	$(371,665)
Accretion of Series A and B redeemable convertible preferred stock	—	13	—	421	—	—	(434)	—	—	(434)
Exercise of stock options	—	—	—	—	654	6	1,409	—	—	1,415
Repurchase of common stock	—	—	—	—	(7)	(1)	(74)	—	—	(75)
Stock-based compensation	—	—	—	—	—	—	14,259	—	—	14,259
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering expenses	—	—	—	—	12,535	125	264,674	—	—	264,799
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(15,848)	(49,948)	(39,538)	(228,221)	55,386	554	277,615	—	—	278,169
Net loss	—	—	—	—	—	—	—	—	(53,907)	(53,907)
Balance at September 30, 2018	—	$—	—	$—	93,040	$930	$578,125	$—	$(446,494)	$132,561
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(60,708)	$(53,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,604	4,580
Stock-based compensation	31,191	14,206
Other	(787)	771
Changes in operating assets and liabilities:
Accounts receivable	(13,309)	(8,190)
Prepaid expenses and other current assets	820	941
Deferred commissions	(5,089)	(2,708)
Other assets	(2,386)	315
Accounts payable and accrued expenses	3,892	1,930
Accrued compensation	(5,350)	1,252
Deferred revenue	39,472	39,880
Other current liabilities	(195)	(4)
Other liabilities	173	(71)
Net cash used in operating activities	(7,672)	(1,005)

Cash flows from investing activities:
Purchases of property and equipment	(10,262)	(4,140)
Purchases of short-term investments	(179,703)	(34,114)
Sales and maturities of short-term investments	174,485	—
Net cash used in investing activities	(15,480)	(38,254)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	268,531
Payments of costs related to initial public offering	—	(3,732)
Principal payments under finance lease obligations	(12)	(389)
Proceeds from stock issued in connection with the employee stock purchase plan	15,129	—
Proceeds from the exercise of stock options	15,448	1,415
Repurchases of common stock	—	(75)
Net cash provided by financing activities	30,565	265,750
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,226)	(675)
Net increase in cash and cash equivalents and restricted cash	6,187	225,816
Cash and cash equivalents and restricted cash at beginning of period	165,378	27,472
Cash and cash equivalents and restricted cash at end of period	$171,565	$253,288

Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$85
Cash paid for income taxes	1,507	920
Supplemental cash flow information related to leases:
Operating cash payments for operating leases	$3,297	$3,098
Operating cash payments for finance leases	5	29
Supplemental disclosure of non-cash investing and financing activities:
Asset retirement obligations	$121	$67
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Summary of Significant Accounting Policies
Business Description
Tenable Holdings, Inc. (the “Company,” “we,” "us," or “our”) is a provider of Cyber Exposure solutions, which is a discipline for managing, measuring and comparing cybersecurity risk in the digital era. Our enterprise software platform enables broad visibility into an organization’s cyber exposure across the modern attack surface and deep insights that help organizations translate technical data into business insights to understand and reduce their cybersecurity risk.
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
The results for the nine months ended September 30, 2019 are not necessarily indicative of the operating results expected for the year ending December 31, 2019 or any other future period.
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
The following table presents a summary of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Subscription revenue	$75,503	$53,511	$209,610	$146,568
Perpetual license and maintenance revenue	13,797	13,864	40,877	40,753
Professional services and other revenue	2,552	2,065	7,050	4,818
Revenue	$91,852	$69,440	$257,537	$192,139

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
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 91%, 88%, 90%, and 87% of revenue through our channel network in the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively. One of our distributors accounted for 43% of revenue in the three and nine months ended September 30, 2019 and 46% of revenue in the three and nine months ended September 30, 2018. That same distributor accounted for 40% and 46% of accounts receivable at September 30, 2019 and December 31, 2018, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, we recognized revenue of $84.6 million, $62.5 million, $184.3 million and $133.3 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At September 30, 2019, the future estimated revenue related to unsatisfied performance obligations was $333.4 million, with 74% expected to be recognized as revenue over the succeeding twelve months, and the remainder expected to be recognized over the four years thereafter.
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
The following summarizes the activity of deferred incremental costs of obtaining a contract in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Beginning balance	$61,866	$50,805	$59,434	$50,176
Capitalization of contract acquisition costs	9,612	7,138	24,846	16,985
Amortization of deferred contract acquisition costs	(6,955)	(5,059)	(19,757)	(14,277)
Ending balance	$64,523	$52,884	$64,523	$52,884

Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
Leases
We early adopted Accounting Standards Codification Topic 842, Leases ("ASC 842"), as of January 1, 2018 using the modified retrospective method. We determine if an arrangement contains a lease and the classification of that lease, if applicable, at inception. We have elected to not recognize a lease liability or right-of-use ("ROU") asset for short-term leases (leases with a term of twelve months or less). For contracts with lease and non-lease components, we have elected to not allocate the contract consideration, and account for the lease and non-lease components as a single lease component. Additionally, we enter into arrangements to use shared office spaces and other facilities, and have determined that these arrangements do not contain leases as we do not have the right to use an identified asset. Operating leases are included in operating lease ROU assets, operating lease liabilities and operating lease liabilities (net of current portion) in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities and other liabilities in our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within our operating leases is generally not determinable and we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment and is estimated for each lease based on the rate we would have to pay for a collateralized loan with the same term and payments as the lease. We consider various factors, including our current borrowing rate, level of collateralization, estimated credit rating and currency of the lease. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives. Certain of our leases include options to extend or terminate the lease. Options to extend or terminate a lease are considered in connection with calculating the ROU asset and related lease liability when it is reasonably certain that we will exercise that option.
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
In August 2018, the FASB issued ASU No. 2018-15 — Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this ASU, implementation costs related to a cloud computing arrangement that is a service contract will be capitalized consistent with the requirements for capitalizing internal-use software development costs. The capitalized implementation costs are subsequently expensed over the term of the hosting arrangement. This guidance is effective for us beginning January 1, 2020, and will be adopted on a prospective basis. We are currently evaluating the potential impact of this standard.
2. Cash and Cash Equivalents and Short-Term Investments
At September 30, 2019 and December 31, 2018, cash and cash equivalents excluded $0.3 million of restricted cash, which is related to an account established as collateral for a lease arrangement and was included in other assets on the consolidated balance sheets.
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	September 30, 2019
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$28,043	$—	$—	$28,043
Commercial paper	4,496	—	—	4,496
Total cash equivalents	$32,539	$—	$—	$32,539

Short-term investments:
Commercial paper	$56,754	$—	$—	$56,754
Corporate bonds	15,993	32	—	16,025
U.S. Treasury and agency obligations	52,526	35	(7)	52,554
Total short-term investments	$125,273	$67	$(7)	$125,333

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$38,022	$—	$—	$38,022
Total cash equivalents	$38,022	$—	$—	$38,022

Short-term investments:
Commercial paper	$79,634	$—	$—	$79,634
Corporate bonds	16,119	—	—	16,119
U.S. Treasury and agency obligations	22,366	—	—	22,366
Total short-term investments	$118,119	$—	$—	$118,119

For any investments that were in an unrealized loss position, we considered if we intended on selling the investments before maturity and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. We concluded that there were no other-than-temporary impairments at September 30, 2019.
At September 30, 2019 and December 31, 2018, all of our short-term investments had maturities within the next twelve months.
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

•	Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$28,043	$—	$—	$28,043
Commercial paper	—	4,496	—	4,496
	$28,043	$4,496	$—	$32,539

Short-term investments
Commercial paper	$—	$56,754	$—	$56,754
Corporate bonds	—	16,025	—	16,025
U.S. Treasury and agency obligations	—	52,554	—	52,554
	$—	$125,333	$—	$125,333

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$38,022	$—	$—	$38,022
	$38,022	$—	$—	$38,022

Short-term investments
Commercial paper	$—	$79,634	$—	$79,634
Corporate bonds	—	16,119	—	16,119
U.S. Treasury and agency obligations	—	22,366	—	22,366
	$—	$118,119	$—	$118,119

We did not have any liabilities measured and recorded at fair value at September 30, 2019 or December 31, 2018.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Computer software and equipment	$20,221	$13,038
Furniture and fixtures	3,738	2,376
Leasehold improvements	9,230	7,266
Right-of-use assets under finance leases	1,866	1,854
Total	35,055	24,534
Less: accumulated depreciation and amortization	(16,530)	(13,186)
Property and equipment, net	$18,525	$11,348

Depreciation and amortization related to property and equipment was $1.4 million, $1.4 million, $4.2 million and $4.1 million in the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively.
5. Leases
We have operating leases for office facilities and finance leases for computer and office equipment. Our leases have remaining terms of less than one year to just over twelve years, some of which include one or more options to renew, with renewal terms up to five years and some of which include options to terminate the leases within the next three to six years. The ROU assets and liabilities at September 30, 2019 assume the option to early terminate one of our leases in 2021 and one of our leases in 2025.
During the three months ended September 30, 2019 we took possession of the leased office space for our future headquarters in Columbia, Maryland. We recorded an initial ROU asset of $32.3 million and a lease liability of $32.0 million, with a lease term of 147 months. Future lease payments related to this lease are $67.7 million and the lease payments are expected to commence in the first quarter of 2021.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Operating lease cost	$1,763	$960	$3,844	$2,730

Finance lease cost
Amortization of ROU assets	$157	$155	$465	$459
Interest on lease liabilities	2	10	5	29
Total finance lease cost	$159	$165	$470	$488

Rent expense for short-term leases in the three and nine months ended September 30, 2019 and 2018 was not material.
Supplemental information related to leases was as follows:

	September 30, 2019	December 31, 2018
Operating leases
Weighted average remaining lease term	10.2 years	3.1 years
Weighted average discount rate	5.9%	7.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
ROU assets obtained in exchange for lease obligations
Operating leases	$32,292	$263	$34,490	$1,525
Finance leases	—	4	11	4

Maturities of operating lease liabilities at September 30, 2019 were as follows:

(in thousands)
Year ending December 31,
2019(1)	$994
2020	4,088
2021	7,348
2022	6,673
2023	6,658
Thereafter	52,599
Total lease payments	78,360
Less: Imputed interest	(22,589)
Less: Tenant incentives	(14,013)
Total	$41,758
_______________
(1)    Represents the three months ending December 31, 2019.
6. Debt
On May 4, 2017, we entered into a $25.0 million revolving credit facility (“Credit Facility”) with Silicon Valley Bank, which is available for use until May 4, 2020. There were no borrowings under the Credit Facility during the nine months ended September 30, 2019 or in 2018.

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
Upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, authorizing a total of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding at September 30, 2019 or December 31, 2018.
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
8. Stock-Based Compensation
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"), which became effective upon the execution of the underwriting agreement related to our IPO, and no further grants were made under our 2016 Stock Incentive Plan ("2016 Plan"). Any shares subject to stock options or other stock awards granted under our 2016 Plan, 2012 Stock Incentive Plan or 2002 Stock Incentive Plan that would have otherwise returned to such plan (such as upon the expiration or termination of a stock award prior to vesting) were added to, and are available for issuance under, our 2018 Plan. In addition, the number of shares of our common stock reserved for issuance under our 2018 Plan automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. At September 30, 2019, there were 15,052,780 shares available for grant under the 2018 Plan.
Stock options granted under our stock incentive plans have a maximum term of ten years, generally vest over a period of three to four years, and the exercise price cannot be less than the fair market value on the date of grant. Restricted stock units ("RSUs") granted under our stock incentive plans generally vest over a period of two to four years.

Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$694	$692	$2,088	$883
Sales and marketing	3,521	2,707	11,102	3,984
Research and development	2,124	2,427	6,595	3,594
General and administrative	4,160	2,957	11,406	5,745
Total stock-based compensation expense	$10,499	$8,783	$31,191	$14,206

At September 30, 2019, the total unrecognized stock-based compensation expense related to outstanding stock options was $29.8 million, which is expected to be recognized over an estimated remaining weighted average period of 2.4 years.
At September 30, 2019, the unrecognized stock-based compensation expense related to unvested awards of restricted stock was $2.1 million, which is expected to be recognized over an estimated remaining period of 1.3 years.
At September 30, 2019, the unrecognized stock-based compensation expense related to unvested restricted stock units was $62.4 million, which is expected to be recognized over an estimated remaining weighted average period of 3.2 years.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for per share data and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	19,219	$7.78	8.0	$277,114
Granted	—	—
Exercised	(3,625)	4.26
Forfeited/canceled	(1,652)	10.03
Outstanding at September 30, 2019	13,942	8.43	7.5	194,654
Exercisable at September 30, 2019	6,470	5.80	6.7	107,297

At September 30, 2019, there were 13.9 million stock options that were vested and expected to vest.

Restricted Stock and Restricted Stock Units
A summary of our restricted stock and restricted stock units activity is presented below:

	Restricted Stock		Restricted Stock Units
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	890	$4.25	1,129	$18.90
Granted	—	—	2,454	28.10
Vested	(296)	4.25	(432)	17.20
Forfeited	—	—	(291)	23.96
Unvested balance at September 30, 2019	594	4.25	2,860	26.54

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
2018 Employee Stock Purchase Plan
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective upon the execution of the underwriting agreement related to our IPO. The number of shares of our common stock reserved for issuance under our 2018 ESPP automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by the lesser of (1) 1.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 8,000,000 shares of our common stock or (3) such lesser number of shares of common stock as determined by our Board of Directors. At September 30, 2019, there were 4,620,087 shares reserved for issuance under the 2018 ESPP.
Under our 2018 ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common stock at a discounted price, which is calculated at 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. The 2018 ESPP permits offerings up to 27 months in duration, with one or more purchase periods in each offering. Additionally, in cases where the fair market value of a share of our common stock on the first day of a new purchase period within an offering is less than or equal to the fair market value of a share of our common stock at the beginning of the offering, that offering will be terminated and participants will be automatically enrolled in a new offering with a new 24 month duration, with purchase periods every six months.
In the nine months ended September 30, 2019, employees purchased 776,809 shares of our common stock at a weighted average price of $19.48 per share, resulting in cash proceeds to us of $15.1 million.
At September 30, 2019, there was $1.5 million of employee contributions to the 2018 ESPP included in accrued compensation. The unrecognized stock-based compensation expense related to our 2018 ESPP was $11.3 million, which is expected to be recognized over the remaining offering period of 1.9 years.

The fair value of the 2018 ESPP purchase rights was estimated on the grant date using a Black-Scholes option-pricing model and the following assumptions:

Expected term (in years)	0.5 — 2.1
Expected volatility	31.9% — 44.6%
Risk-free interest rate	1.5% — 2.7%
Expected dividend yield	—

9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net loss attributable to common stockholders	$(17,640)	$(20,924)	$(60,708)	$(54,341)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	96,709	74,261	95,433	40,688
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.28)	$(0.64)	$(1.34)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Three and Nine Months Ended September 30,
(in thousands)	2019	2018
Stock options	13,942	19,387
Restricted stock units	2,860	1,050
Restricted shares	594	989
Shares to be issued under the 2018 ESPP	64	118
Total	17,460	21,544

10. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Americas	$62,413	$49,391	$177,392	$137,868
Europe, Middle East and Africa	19,968	14,002	56,123	38,218
Asia Pacific	9,471	6,047	24,022	16,053
Revenue	$91,852	$69,440	$257,537	$192,139

Customers located in the United States accounted for 63%, 66%, 64%, and 67% of revenue in the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	September 30, 2019	December 31, 2018
United States	$13,612	$6,487
International	4,913	4,861
Property and equipment, net	$18,525	$11,348

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
Overview
We are the first and only provider of solutions for a new category of cybersecurity that we call Cyber Exposure. Cyber Exposure is a discipline for managing, measuring and comparing cybersecurity risk in the digital era. Our enterprise platform enables broad visibility into an organization’s cyber exposure across the modern attack surface and deep insights that help organizations translate vulnerability data into business insights to understand and reduce their cybersecurity risk.
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
We have experienced rapid growth in recent years. Revenue in the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018 was $91.9 million, $69.4 million, $257.5 million and $192.1 million, respectively, representing respective year-over-year growth of 32% and 34% in the quarterly and year-to-date periods. Our net loss in the three months ended September 30, 2019 and 2018 and the nine months ended

September 30, 2019 and 2018 was $17.6 million, $20.9 million, $60.7 million and $53.9 million, respectively, as we continue to invest in our business and market opportunity.
Financial Highlights
Below are our key financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$91,852	$69,440	$257,537	$192,139
Loss from operations	(18,327)	(21,096)	(63,246)	(52,990)
Net loss	(17,640)	(20,869)	(60,708)	(53,907)
Net loss per share attributable to common stockholders, basic and diluted	(0.18)	(0.28)	(0.64)	(1.34)
Net cash used in operating activities	(4,675)	(1,751)	(7,672)	(1,005)
Purchases of property and equipment	(4,927)	(1,162)	(10,262)	(4,140)
Factors Affecting Our Performance
Product Leadership
We offer the first and only Cyber Exposure platform to provide visibility into the broadest range of traditional and modern IT assets across cloud and on-premises environments. We are intensely focused on continued innovation and ongoing development of our enterprise platform offerings that empower organizations to understand and reduce their cyber exposure. Additionally, we continue to expand the capabilities of our Nessus products, specifically as it relates to the ability to scan for and detect the rapidly expanding volume of vulnerabilities.
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
Further, we plan to expand existing platform capabilities and launch new products, which we believe will drive new product purchases and follow-on purchases over time, thereby contributing to customer renewals. We believe that there is a significant opportunity to drive additional sales to existing customers, and we expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers.
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
Our adoption of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers at January 1, 2017 resulted in a $55.0 million increase to deferred revenue primarily related to the deferral of perpetual license revenue. This cumulative adjustment to deferred revenue at January 1, 2017 increased calculated current billings by $16.7 million in 2017 and $11.8 million in 2018 and is expected to increase our calculated current billings by $5.6 million in 2019 and $1.9 million in 2020.
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue	$91,852	$69,440	$257,537	$192,139
Add: Deferred revenue (current), end of period	245,985	191,578	245,985	191,578
Less: Deferred revenue (current), beginning of period	(227,227)	(174,277)	(213,644)	(154,898)
Calculated current billings	$110,610	$86,741	$289,878	$228,819
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
Our use of free cash flow has limitations as an analytical tool and you should not consider it in isolation or as a substitute for an analysis of our results under GAAP. First, free cash flow is not a substitute for net cash flows from operating activities. Second, other companies may calculate free cash flow or similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison. Additionally, the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for a given period. Because of these and other limitations, you should consider free cash flow along with net cash used in operating activities and our other GAAP financial measures.
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net cash used in operating activities	$(4,675)	$(1,751)	$(7,672)	$(1,005)
Purchases of property and equipment	(4,927)	(1,162)	(10,262)	(4,140)
Free cash flow(1)	$(9,602)	$(2,913)	$(17,934)	$(5,145)
_______________
(1)    Free cash flow included a $3.7 million and a $4.7 million reduction in the three and nine months ended September 30, 2019, respectively, and a $2.3 million benefit in the three and nine months ended September 30, 2018, respectively, related to employee stock purchase plan activity. In addition, capital expenditures related to our new headquarters were $2.4 million in the three and nine months ended September 30, 2019, respectively.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended September 30, 2019
	2019	2018	Change (%)
Number of new enterprise platform customers added in period(1)	387	258	50%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io or SecurityCenter for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At September 30,
	2019	2018	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	589	387	52%
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

The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP loss from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Loss from operations	$(18,327)	$(21,096)	$(63,246)	$(52,990)
Stock-based compensation	10,499	8,783	31,191	14,206
Amortization of intangible assets	125	151	427	453
Non-GAAP loss from operations	$(7,703)	$(12,162)	$(31,628)	$(38,331)

Operating margin	(20)%	(30)%	(25)%	(28)%
Non-GAAP operating margin	(8)%	(18)%	(12)%	(20)%

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

The following table presents a reconciliation of net loss, and net loss per share attributable to common stockholders, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net loss, non-GAAP net loss per share and pro forma non-GAAP net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2019	2018	2019	2018
Net loss attributable to common stockholders	$(17,640)	$(20,924)	$(60,708)	$(54,341)
Accretion of Series A and B redeemable convertible preferred stock	—	55	—	434
Stock-based compensation	10,499	8,783	31,191	14,206
Tax impact of stock-based compensation(1)	273	(90)	(255)	(138)
Amortization of intangible assets(1)	125	151	427	453
Non-GAAP net loss	$(6,743)	$(12,025)	$(29,345)	$(39,386)

Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.28)	$(0.64)	$(1.34)
Accretion of Series A and B redeemable convertible preferred stock	—	—	—	0.01
Stock-based compensation	0.11	0.12	0.33	0.35
Tax impact of stock-based compensation(1)	—	—	—	—
Amortization of intangible assets(1)	—	—	—	0.01
Non-GAAP net loss per share, basic and diluted	$(0.07)	$(0.16)	$(0.31)	$(0.97)

Weighted-average shares used to compute net loss per share attributable to common stockholders and non-GAAP net loss per share, basic and diluted	96,709	74,261	95,433	40,688
Pro forma adjustment to reflect the assumed conversion of our convertible redeemable preferred stock as of the beginning of the period	—	14,449	—	41,590
Weighted-average shares used to compute pro forma non-GAAP net loss per share, basic and diluted	96,709	88,710	95,433	82,278

Pro forma non-GAAP net loss per share, basic and diluted	$(0.07)	$(0.14)	$(0.31)	$(0.48)
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
Interest Income, Net
Interest income, net consists primarily of interest income earned on cash and cash equivalents and short-term investments, and interest expense in connection with fees for our unused revolving credit facility.
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
Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue	$91,852	$69,440	$257,537	$192,139
Cost of revenue(1)	15,245	12,161	42,389	30,768
Gross profit	76,607	57,279	215,148	161,371
Operating expenses:
Sales and marketing(1)	56,699	44,550	165,403	125,964
Research and development(1)	20,763	20,553	64,396	55,529
General and administrative(1)	17,472	13,272	48,595	32,868
Total operating expenses	94,934	78,375	278,394	214,361
Loss from operations	(18,327)	(21,096)	(63,246)	(52,990)
Interest income, net	1,527	894	4,677	845
Other expense, net	(240)	(185)	(576)	(605)
Loss before income taxes	(17,040)	(20,387)	(59,145)	(52,750)
Provision for income taxes	600	482	1,563	1,157
Net loss	$(17,640)	$(20,869)	$(60,708)	$(53,907)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$694	$692	$2,088	$883
Sales and marketing	3,521	2,707	11,102	3,984
Research and development	2,124	2,427	6,595	3,594
General and administrative	4,160	2,957	11,406	5,745
Total stock-based compensation expense	$10,499	$8,783	$31,191	$14,206
Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Revenue	$91,852	$69,440	22,412	32%

The increase in revenue of $22.4 million was comprised of increases in subscription revenue of $22.0 million and professional services and other revenue of $0.5 million, net of a decrease in perpetual license and maintenance revenue of $0.1 million. Additionally, $1.0 million of the increase in revenue was nonrecurring in nature. Revenue from existing customers comprised 49% of the increase, while the remaining increase was due to revenue from new customers since October 1, 2018. International revenue increased $10.8 million, or 46%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Cost of revenue	$15,245	$12,161	3,084	25%
Gross profit	76,607	57,279	19,328	34%
Gross margin	83%	82%
The increase in cost of revenue of $3.1 million was primarily due to:

•	a $1.0 million increase in personnel costs primarily due to increased headcount;

•	a $1.6 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io; and

•	a $0.4 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Sales and marketing	$56,699	$44,550	$12,149	27%
The increase in sales and marketing expense of $12.1 million was primarily due to:

•	a $5.6 million increase in personnel costs largely associated with an increase in headcount, including a $0.8 million increase in stock-based compensation;

•	a $3.5 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;

•	a $1.2 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts aimed at acquiring new customers;

•	a $0.9 million increase in selling expenses, including travel and meeting costs and the costs of software subscriptions; and

•	a $0.9 million increase in allocated overhead costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Research and Development

	Three Months Ended September 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Research and development	$20,763	$20,553	$210	1%

The increase in research and development expense of $0.2 million was primarily due to:

•	a $1.0 million increase in third-party cloud infrastructure costs related to the development of new and future offerings; and

•	a $0.2 million increase in software subscription expense; partially offset by

•	a $0.5 million decrease in personnel costs, driven primarily by $0.8 million of development costs that were capitalized for internal use software; and

•	a $0.4 million decrease in travel and meeting costs.
General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
General and administrative	$17,472	$13,272	$4,200	32%
The increase in general and administrative expense of $4.2 million was primarily due to:

•	a $2.1 million increase in personnel costs largely associated with an increase in headcount, including a $1.2 million increase in stock-based compensation;

•	a $1.1 million increase in professional fees, primarily related to external accounting and legal costs; and

•	a $0.2 million increase in facilities costs.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Revenue	$257,537	$192,139	$65,398	34%
The increase in revenue of $65.4 million was comprised of increases in subscription revenue of $63.1 million, perpetual license and maintenance revenue of $0.1 million and professional services and other revenue of $2.2 million. Additionally, $1.0 million of the increase in revenue was nonrecurring in nature. Revenue from existing customers comprised 62% of the increase, while the remaining increase was due to revenue from new customers since October 1, 2018. International revenue increased $30.0 million, or 47%.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Cost of revenue	$42,389	$30,768	$11,621	38%
Gross profit	215,148	161,371	53,777	33%
Gross margin	84%	84%
The increase in cost of revenue of $11.6 million was primarily due to:

•	a $4.7 million increase in personnel costs primarily due to increased headcount, including a $1.2 million increase in stock-based compensation;

•	a $3.7 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io;

•	a $1.8 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis;

•	a $0.5 million increase in software subscription expenses; and

•	a $0.4 million increase in professional fees.
Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Sales and marketing	$165,403	$125,964	$39,439	31%
The increase in sales and marketing expense of $39.4 million was primarily due to:

•	a $24.2 million increase in personnel costs largely associated with an increase in headcount, including a $7.1 million increase in stock-based compensation;

•	a $6.2 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;

•	a $4.4 million increase in selling expenses, including travel and meeting costs and the costs of software subscriptions;

•	a $2.5 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts aimed at acquiring new customers; and

•	a $2.1 million increase in allocated overhead costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Research and Development

	Nine Months Ended September 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
Research and development	$64,396	$55,529	$8,867	16%
The increase in research and development expense of $8.9 million was primarily due to:

•
a $7.0 million increase in personnel costs largely associated with an increase in headcount, including a $3.2 million increase in stock-based compensation and a $0.5 million increase in the employer portion of payroll taxes related to option exercises, net of $2.5 million of development costs that were capitalized for internal use software;

•	a $2.0 million increase in third-party cloud infrastructure costs related to the development of new and future offerings; and

•	a $0.6 million increase in software subscription expense; partially offset by

•	a $0.9 million decrease in travel and meeting costs.
General and Administrative

	Nine Months Ended September 30,		Change
(dollars in thousands)	2019	2018	($)	(%)
General and administrative	$48,595	$32,868	$15,727	48%

The increase in general and administrative expense of $15.7 million was primarily due to:

•	a $10.0 million increase in personnel costs largely associated with an increase in headcount, including a $5.7 million increase in stock-based compensation;

•	a $3.0 million increase in professional fees, primarily related to external accounting and legal costs;

•	a $0.6 million increase in insurance costs;

•	a $0.4 million increase in software subscription expense; and

•	a $0.3 million increase in facilities costs.
Liquidity and Capital Resources
At September 30, 2019, we had cash and cash equivalents consisting of bank deposits, commercial paper and money market funds of $171.3 million and short-term investments consisting of commercial paper, U.S Treasury and agency obligations and corporate bonds of $125.3 million.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital prior to our IPO. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses from our operations as reflected by our accumulated deficit of $526.8 million at September 30, 2019.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At September 30, 2019, we had deferred revenue of $329.4 million, of which $246.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities and investments in infrastructure. We expect to continue incurring operating losses and generating negative cash flows from operations in the near-term; however, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, the timing of introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. We expect capital expenditures related to our new corporate headquarters to be $5 million to $7 million in the three months ended December 31, 2019.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance of the revolving credit facility exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization adjusted to add changes in deferred revenue in the period and a minimum current ratio level. We were in compliance with all covenants under the revolving credit facility at September 30, 2019.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(7,672)	$(1,005)
Net cash used in investing activities	(15,480)	(38,254)
Net cash provided by financing activities	30,565	265,750
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,226)	(675)
Net increase in cash and cash equivalents and restricted cash	$6,187	$225,816
Operating Activities
In the nine months ended September 30, 2019, net cash used in operating activities was $7.7 million, which primarily consisted of our $60.7 million loss, adjusted for stock-based compensation expense of $31.2 million and depreciation and amortization of $4.6 million, as well as a net cash inflow of $18.0 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $39.5 million increase in deferred revenue from increased subscription sales as a majority of our customers are invoiced in advance. This inflow was partially offset by a $13.3 million increase in accounts receivable, a $5.4 million decrease in accrued compensation, including $4.7 million related to employee stock purchase plan activity, and a $5.1 million increase in deferred commissions.
In the nine months ended September 30, 2018, net cash used in operating activities was $1.0 million, which primarily consisted of our $53.9 million loss, adjusted for stock-based compensation expense of $14.2 million and depreciation and amortization of $4.6 million, as well as a net cash inflow of $33.3 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $39.9 million increase in deferred revenue from increased subscription sales as a majority of our customers are invoiced in advance, partially offset by an $8.2 million increase in accounts receivable.
Investing Activities
Net cash used in investing activities decreased by $22.8 million, primarily due to a $28.9 million decrease in purchases, net of sales and maturities, of short-term investments in commercial paper, U.S. Treasury and agency obligations and corporate bonds, partially offset by a $6.1 million increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities decreased by $235.2 million, primarily due to proceeds in the prior year from our IPO, net of underwriting discounts and commissions, of $268.5 million, which was partially offset by $14.0 million and $15.1 million of increases in proceeds from stock issued in connection with the exercise of stock options and the employee stock purchase plan, respectively.

Contractual Obligations
At September 30, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in our 10-K.
Off-Balance Sheet Arrangements
At September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
At September 30, 2019, we had cash and cash equivalents of $171.3 million, consisting of cash deposits, commercial paper and money market funds. We also had short-term investments of $125.3 million, consisting of commercial paper, U.S. treasury and agency securities, and corporate bonds. Our investments are carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
We have historically incurred net losses, including net losses of $60.7 million and $53.9 million in the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $526.8 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our offerings to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase at a greater rate. In particular, we expect to continue to expend substantial financial and other resources on:

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
From the nine months ended September 30, 2018 to the nine months ended September 30, 2019, our revenue grew from $192.1 million to $257.5 million. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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
Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our enterprise platform;

•	the introduction of new products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for solutions offered by us or our competitors;

•	the rate of renewal of subscriptions, and extent of expansion of IT assets under such subscriptions, with existing customers;

•	the mix of customers licensing our products on a subscription basis as compared to a perpetual license;

•	large customers failing to renew their subscriptions;

•	the size, timing and terms of our subscription agreements with new customers;

•	our ability to interoperate our solutions with our customers’ network and security infrastructure;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	network outages, security breaches, technical difficulties or interruptions with our solutions;

•	changes in the growth rate of the markets in which we compete;

•	the length of the license term, amount prepaid and other material terms of subscriptions to our solutions sold during a period;

•	customers delaying purchasing decisions in anticipation of new developments or enhancements by us or our competitors or otherwise;

•	changes in customers’ budgets;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our customers;

•	our ability to increase, retain and incentivize the channel partners that market and sell our solutions;

•	our ability to integrate our solutions with our ecosystem partners’ technology;

•	our brand and reputation;

•	the timing of our adoption of new or revised accounting pronouncements applicable to public companies and the impact on our results of operations;

•	our ability to control costs, including our operating expenses, such as third-party hosting costs and facilities costs;

•	our ability to hire, train and maintain our direct sales force;

•	unforeseen litigation and intellectual property infringement;

•	fluctuations in our effective tax rate; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
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
The cybersecurity market is characterized by very rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards. Our success also depends on continued innovation to provide features that make our solutions responsive to the cybersecurity landscape. While we continue to invest significant resources in research and development in order to ensure that our solutions continue to address the cyber security risks that our customers face, the introduction of solutions and services embodying new technologies could render our existing solutions or services obsolete or less attractive to customers. In addition, developing new solutions and product enhancements is expensive and time-consuming, we may face delays or uncertainty in our release timing, and there is no assurance that such activities will result in significant cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected. Further, we may not be able to successfully anticipate or adapt to changing technology or customer requirements or the dynamic threat landscape on a timely basis, or at all, which would impair our ability to execute on our business strategy.
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
We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 984 employees as of December 31, 2017 to 1,401 employees as of September 30, 2019. We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to significantly expand our operations and headcount in the near term. Our growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our solutions and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. We could also face inefficiencies or service disruptions as a result of our efforts to maintain and scale our domestic and international facilities, and additional facilities may not be available to us on commercially reasonable terms, or at all. Any of these difficulties could adversely impact our business performance and results of operations.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the nine months ended September 30, 2019 and 2018, we derived 90% and 87%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may increase in future periods.
Ingram Micro, Inc., a distributor, accounted for 43% and 46% of our revenue in the nine months ended September 30, 2019 and 2018, respectively, and 40% of our accounts receivable as of September 30, 2019. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us.
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
Further, governmental and highly regulated entities often require contract terms that differ from our standard customer arrangements, including terms that can lead to those customers obtaining broader rights in our solutions than would be expected under a standard commercial contract and terms that can allow for early termination. The U.S. government will be able to terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions would generally enable us to recover only our costs incurred or committed, settlement expenses, and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and would make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Contracts with governmental and highly regulated entities may also include preferential pricing terms. In the United States, federal government agencies may promulgate regulations, and the President may issue executive orders, requiring federal contractors to adhere to different or additional requirements after a contract is signed. If we do not meet applicable requirements of law or contract, we could be subject to significant liability from our customers or regulators. Even if we do meet these requirements, the additional costs associated with providing our enterprise platform to government and highly regulated customers could harm our operating results. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could harm our ability to efficiently provide them access to our enterprise platform and to grow or maintain our customer base. In addition, engaging in sales activities to foreign governments introduces additional compliance risks, including risks specific to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.K. Bribery Act 2010 and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. Further, we may be required to obtain certain government certifications, which may be costly to maintain and, if we lost such certifications in the future or if such certification requirements changed, would restrict our ability to sell to government entities until we have attained such certifications.
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
We spend substantial amounts of time and money to research and develop and enhance our enterprise platform offerings to meet our customers’ rapidly evolving demands. In addition, we invest in efforts to continue to add capabilities to our existing products and enable the continued detection of new network vulnerabilities. We typically incur expenses and expend resources upfront to market, promote and sell our new and enhanced offerings. Therefore, when we develop and introduce new or enhanced offerings, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if Lumin does not garner widespread market adoption and implementation, our operating results and competitive position could suffer.

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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 36% and 33% of our revenue in the nine months ended September 30, 2019 and 2018, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

•	increased management, infrastructure and legal costs associated with having international operations;

•	reliance on channel partners;

•
trade and foreign exchange restrictions, including potential changes in trade relations arising from policy initiatives implemented by the current U.S. administration, which has been critical of existing and proposed trade agreements;

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
In order to grow our business, we anticipate that we will continue to depend on relationships with strategic partners to provide broader customer coverage and solution delivery capabilities. We depend on partnerships with market leading technology companies to maintain and expand our Cyber Exposure ecosystem by integrating third party data into our platform. For example, we developed our Industrial Security solution in partnership with Siemens. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our agreements with our strategic partners generally are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. If our partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our product, our ability to grow our business and sell software and professional services may be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our solutions by potential customers. We also license third party threat data that is used in our solutions in order to deliver our offerings. In the future, this data may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this data could result in delays in the provisioning of our offerings until equivalent data is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business.
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
The United States and other countries maintain and administer export and import laws and regulations. Our products are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We are required to comply with these laws and regulations. If we fail to comply with such laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our solutions, or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products in international markets or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations or economic or trade sanctions, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential customers. For example, the current U.S. administration has been critical of existing trade agreements and may impose more stringent export and import controls. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition, and results of operations.
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
As of September 30, 2019, we had 15 issued patents and seven patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” and “Tenable.io” names and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Items 3, 4 and 5 are not applicable and have been omitted.

Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on June 29, 2018
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.1	Form of Restricted Stock Unit Grant Notice and Agreement under the 2018 Equity Incentive Plan	Previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-38600) on August 9, 2019
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	November 13, 2019	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	November 13, 2019	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)