Form 10-K
period 2019-12-31
Tenable Holdings, Inc.
filed 2020-02-28
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
(410) 872-0555
(Registrant’s telephone number, including area code)
______________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	TENB	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2019, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.2 billion.
The number of shares of the Registrant's common stock outstanding as of February 24, 2020 was 99,404,819.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2019.

TENABLE HOLDINGS, INC.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, including the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our market opportunity;

•	the effects of increased competition as well as innovations by new and existing competitors in our market;

•	our ability to adapt to technological change, release new products and product features and effectively enhance, innovate and scale our enterprise platform and solutions;

•	our ability to effectively manage or sustain our growth and to achieve profitability;

•	our ability to maintain and expand our customer base, including by attracting new customers;

•	our relationships with third parties, including channel partners;

•	completed and potential acquisitions and integration of complementary businesses and technologies;

•	our ability to maintain, or strengthen awareness of, our brand;

•	perceived or actual problems with the security, integrity, reliability, compatibility and quality of our platform and solutions;

•	future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our ability to maintain, protect and enhance our intellectual property;

•	costs associated with defending intellectual property infringement and other claims; and

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.
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
Item 1.        Business
Overview
We are a leading provider of solutions for a new category of cybersecurity that we call Cyber Exposure. Cyber Exposure is a discipline for managing, measuring and comparing cybersecurity risk in the digital era. We are building on our deep technology expertise in the traditional vulnerability assessment and management market and are expanding that market to include modern attack surfaces and to provide analytics that help organizations translate vulnerability data into business insights to understand and reduce their cybersecurity risk.

Digital transformation is driving radical change. As organizations modernize their IT infrastructure and adopt cloud or hybrid cloud architectures that are no longer housed in the confines of their corporate networks, they have less visibility and control over the security of these assets. Organizations are also increasingly implementing modern solutions, such as Internet of Things, or IoT, devices, web applications and application containers, to enable the rapid development and deployment of new products, services and business models, as well as to drive operational efficiencies. Further, safety-critical Operational Technology, or OT, such as Industrial Control Systems, are now network-connected and need to be secured from cybersecurity threats. This digital transformation increases IT complexity and cybersecurity risk as attack surfaces expand.
While other functions in an organization, such as finance and operations, have a system to help them manage and measure risk, cybersecurity risk has not historically been adequately measured and understood. We are building our enterprise platform to be the System of Record for cybersecurity risk. Our enterprise platform provides a unified view into the organization’s state of security and enables security teams to prioritize and focus their remediation efforts, and translates vulnerability data into actionable business metrics and insights that boards of directors and executives can understand and use to make strategic decisions. We believe our Cyber Exposure solutions are transforming how cybersecurity risk is managed and measured and will help organizations more rapidly embrace digital transformation.
Our enterprise platform offerings provide broad visibility into security issues such as vulnerabilities, misconfigurations, internal and regulatory compliance violations and other indicators of the state of an organization’s security across IT infrastructure and applications, cloud environments and Industrial IoT and OT environments. We also provide deep analytics to help organizations score, trend and compare their cyber exposure over time, and communicate cyber risk in business terms to make better strategic decisions. Our enterprise platform integrates and analyzes data from our native collectors alongside IT asset, vulnerability and threat data from third-party systems and applications to prioritize security issues for remediation and focus an organization’s resources based on risk and business criticality.
We have experienced rapid growth in recent periods. In 2019, 2018 and 2017 our total revenue was $354.6 million, $267.4 million and $187.7 million, respectively, representing year-over-year growth rates of 33% from 2018 to 2019 and 42% from 2017 to 2018. Our net loss was $99.0 million, $73.5 million and $41.0 million in 2019, 2018 and 2017, respectively.
Our Platform Offerings
Our vision is to empower every organization to understand and reduce their cybersecurity risk.
Our Enterprise Platform Offerings
Our enterprise platform enables organizations to answer foundational and strategic questions such as:

•	Where are we exposed?

•	Where should we prioritize based on risk?

•	Are we reducing our exposure over time?

•	How do we compare to our peers?
Our enterprise platform offerings include Tenable.io, which is our software as a service, or SaaS, offering, and Tenable.sc, which is our on-premises offering, both of which provide organizations with applications purpose-built for areas of both traditional and modern attack surfaces. These applications are designed with views, workflows and dashboards to help identify vulnerabilities, internal and regulatory compliance violations, misconfigurations and other cybersecurity issues, prioritize these issues for remediation and provide insightful remediation guidance. In addition, our enterprise platform offerings provide a depth of insight that stems from risk-based and predictive analytics.
In 2019, we released Predictive Prioritization, which combines vulnerability data and threat intelligence to predict which vulnerabilities are most likely to be exploited. We also combine asset data to layer in the asset’s business criticality to further help prioritization. Additionally, with the general availability of Tenable Lumin in 2019, we help organizations score their cyber exposure, or level of cyber risk, across technology areas, teams or business units, prioritize where to focus to reduce their risk, track improvement over time and benchmark their organization to industry peers. We leverage our unique data asset of vulnerability knowledge built over 20 years and combine it with other data sources, such as threat intelligence and asset information. Through machine learning algorithms, we provide insights that help organizations focus based on business impact. As we extend our depth of analytics to measure cybersecurity risk beyond vulnerability prioritization, for example, to assess which public cloud platforms pose the most risk to an organization, we believe Lumin will become a key component of an organization’s cybersecurity portfolio to help security executives better understand their overall cyber risk posture and make strategic decisions based on these insights.
Enterprises typically start with vulnerability management to secure traditional IT assets and expand their deployment over time to cover more traditional IT assets and/or more types of modern assets by deploying additional applications. For organizations with hybrid IT environments, some customers choose to expand their deployments to include both Tenable.sc and Tenable.io as an integrated solution spanning both on-premises and cloud-based management.
Our enterprise platform offerings deliver the following capabilities:

•
Live asset discovery. We can automatically discover a broad range of traditional and modern IT assets, including on-premises infrastructure, web applications, cloud environments, mobile devices, containers, IoT devices and OT systems. We use a combination of active scanning, passive network monitoring and public cloud monitoring via our connector to identify known and unknown assets on the network.

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

•
Deep analytics to allow for prioritization. We combine our product and vulnerability research IP with third-party data to provide business context and allow organizations to prioritize remediation efforts based on the business criticality of the asset and the likelihood of exploit. Predictive Prioritization enables organizations to reduce business risk by focusing on the vulnerabilities with the greatest likelihood of imminently being exploited, by combining Tenable vulnerability data with third-party threat and vulnerability data across more than 150 data sources using a proprietary machine learning algorithm developed by our Tenable Research data science team to predict the likelihood of a vulnerability being exploited. Predictive Prioritization provides a threat-based view of vulnerabilities, which is a critical component of modern risk-based vulnerability management.

•
Open and extensible platform. Our enterprise platform ingests a wide set of third-party data sources to enhance analysis and integrates that data with industry-leading IT workflow, security information and event management, or SIEM, and systems management tools to accelerate remediation and provide common visibility across security and IT operations teams.

•
Cyber exposure measurement. Tenable Lumin leverages our expansive knowledge base of assets and vulnerabilities coupled with data science insights to help our customers objectively score, trend and benchmark cyber exposure across their organizations, including by business unit or geography, and compare their cyber exposure against industry peers and best practices. We believe this capability is critical to help security executives effectively translate technical information and communicate cybersecurity risk to a non-technical audience, including the C-suite and the Board of Directors, to make better strategic decisions on where to focus investment to maximize cybersecurity risk reduction. As we continue to expand our database with more vulnerability and asset intelligence as well as additional third-party data sources, we anticipate that we will be able to leverage these insights in Lumin to measure an organization’s cyber exposure beyond vulnerabilities to overall cybersecurity program effectiveness. Lumin is a key component of building the System of Record for cybersecurity to help organizations make better decisions around cybersecurity risk, including but not limited to vulnerability prioritization. This supports our vision to create industry standard metrics and benchmarks for cyber exposure to create an objective measure of cyber risk.

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
Nessus Essentials
We also offer a free version of our Nessus product, Nessus Essentials, which includes vulnerability and configuration assessment for a limited number of assets, but does not include access to support and certain features that Nessus Professional customers enjoy.
Technology Architecture
Our platform is built from the ground up to support the needs of modern IT assets and environments. Our platform’s scalability can meet the requirements of the largest global enterprise customers, which may require assessment for millions of assets.
Foundational elements of our technology architecture include:

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

•
Availability. Our modern architecture, leveraging state-of-the-art public cloud services, offers high availability and high performance. It provides geographic redundancy, as well as automated backup, without the need for us to build redundant infrastructure. As a result, we offer a service level agreement for Tenable.io that promises 99.95% availability to help ensure the reliability of operation for our customers.

•
Extensibility and integration. Our open API and software development kit, or SDK, enables import of data from third-party sources and sensors-including competitor products-to augment our native discovery, assessment and analytics. This is essential to providing a unified view of assets, vulnerabilities and exposure across the enterprise. These capabilities also enable flexible export of our data to third party systems.

•
Unified Platform. Our products are built on a unified platform with a unified data model that enables us to share data, assets and vulnerabilities across our applications so our customers can run workflows and have a consistent user experience across our products.

•
Widely adopted industry standard file format. The “.Nessus” file format for vulnerability data used in all of our products is openly documented and supported by dozens of products and programming languages, which simplifies integration with our ecosystem partners’ technologies.

Our Technology Ecosystem
We have partnered and/or integrated with market leading technology companies to pioneer the industry’s first Cyber Exposure ecosystem to help organizations build resilient cybersecurity programs. Our ecosystem consists of a variety of third-party data import sources into our platform offerings, as well as export of our data out to third-party IT systems. Our technology ecosystem connects disparate solutions and data to automate processes and accelerate an organization’s ability to understand, manage and reduce its cyber exposure.
We integrate a variety of third-party data sources, including ticketing, configuration management databases, or CMDBs, and systems management, into our platform to augment our native data collection and help with analysis and remediation prioritization. Furthermore, our data is also exported out to enrich third-party IT management and security systems.
Our Growth Strategy
Our objectives are to maintain our market leadership in Cyber Exposure and to capture our large market opportunity. To accomplish these objectives, we intend to:

•
Continue to Acquire New Enterprise Platform Customers. We believe there is a substantial opportunity to increase adoption of our enterprise platform offerings. We have experienced growth in new enterprise platform customers due to investments in sales and marketing. We intend to continue to aggressively pursue new domestic and international customers by adding sales capacity and leveraging our network of channel partnerships around the world.

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

•
Explore Acquisition Opportunities. In 2019 we acquired Indegy Ltd., or Indegy, a leader in industrial cybersecurity that provides visibility, security and control across OT environments. Indegy further extends our depth of OT expertise and intelligence and our breadth of OT-specific capabilities from vulnerability management to asset inventory, configuration management and threat detection. We may acquire other businesses, technology and/or development personnel that will expand and enhance the functionality of our platform offerings.

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
As of December 31, 2019, we had over 30,000 customers who licensed our Tenable.io, Tenable.sc or Nessus Professional products. Our customers include more than 50% of the Fortune 500 and over 30% of the Global 2000 organizations at December 31, 2019. In 2019, 2018 and 2017, no single customer represented more than 2% of our revenue.
Sales and Marketing
Our sales strategy employs both a direct-touch approach through our sales forces and a low-touch approach through sales closed by our channel partners and transacted on our e-commerce website. Both direct-touch and channel-originated sales are fulfilled through our channel partnerships. Our sales and customer success renewal teams collaborate closely with our channel partners to prospect, manage and support our customers, developing and maintaining close relationships with all of our enterprise platform customers.

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
Our marketing efforts focus on cultivating brand awareness and leveraging our brand strength with Nessus, building demand across all segments with a specific emphasis on our enterprise customers and delivering tailored marketing programs focused on security executives, functional managers and security practitioners and consultants with Nessus. We also provide educational programs to DevOps teams for our Container Security and Web Application Scanning products. We execute marketing programs targeted at new customer acquisition, customer retention and cross-selling and up-selling of products across our platform.
Research and Development
Our engineering expertise combines extensive security product development experience with individuals who possess deep cloud and user interface design background. Our engineering team has groups that focus on Nessus configuration auditing, Nessus vulnerability enumeration, passive network traffic analysis and system log analysis, including public cloud.
Additionally, our Tenable Research team includes a team of cybersecurity and data science experts who produce original research and apply data science techniques to our security telemetry data to provide meaningful insights. This data fuels the benchmarking offering in our enterprise platform and we believe will become a trusted source throughout the industry for understanding Cyber Exposure. Tenable Research, including data science, is a key component of our thought leadership.
We believe ongoing and timely development of new products and features is imperative to maintaining our competitive position. We continue to invest in development of our solutions across our global innovation centers in Columbia, Maryland; Los Angeles, California; San Jose, California; Dublin, Ireland; and Tel Aviv, Israel.
Our research and development expense was $87.1 million, $76.7 million and $57.7 million in 2019, 2018 and 2017, respectively.
Backlog
We define backlog as contractually committed orders to be invoiced under our existing agreements that are not included in the deferred revenue on our consolidated balance sheets. As of December 31, 2019 and 2018, we had backlog of $3.6 million and $3.3 million, respectively. We expect substantially all of the backlog at December 31, 2019 to be invoiced within the following twelve months.
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
We believe that the principal competitive factors affecting the market for cybersecurity solutions include product functionality, breadth and depth of offerings, flexibility of delivery models, ease of deployment and use, integration capabilities such as open APIs and scalability, uptime and performance. We believe that our suite of solutions generally competes favorably with respect to these factors and may serve as a complement to the solutions offered by our competitors in some cases. Some of our more established actual and potential competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and significantly greater resources than we do. In addition, as our market grows and rapidly changes, we expect it will continue to attract new competitors, including companies that are larger and more established than us and smaller emerging companies, which could introduce new products and services.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology.
As of December 31, 2019, we had 16 issued patents and six patent applications pending in the United States. Our issued patents expire between 2027 and 2034 and cover our passive network scanning, monitoring and analysis technologies and additional features of our enterprise platform. As of December 31, 2019, we had 17 registered trademarks and two trademark applications pending in the United States. We view our copyrights, trade secrets and know-how as a significant component of our intellectual property assets.
We also license certain software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright and trade secret laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality and invention assignment agreements, unauthorized parties may still attempt to copy, reverse engineer, misappropriate or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.
Government Regulation
Various federal, state and foreign legislative and regulatory bodies have legislation pending that could affect our business. In particular, the European Union passed the General Data Protection Regulation, or GDPR, which came into force on May 25, 2018. The GDPR includes more stringent operational requirements on entities that receive or process personal data (as compared to existing EU law), along with significant penalties for non-compliance, more robust obligations on data processors and data controllers, greater rights for data subjects (potentially requiring significant changes to both our technology and operations), and heavier documentation requirements for data protection compliance programs. In addition, the GDPR increases the scrutiny of transfers of personal data from locations in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of consolidated annual worldwide gross revenue).
Similarly, there are a number of federal and state level legislative proposals in the United States that could impose new obligations on us. For example, California recently enacted the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020 and creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, which could include our employees residing in California based on the broad definitions in the law, to provide such consumers new ways to opt out of certain sales of personal information, and to allow for a new private cause of action for data breaches. Other states are beginning to pass similar laws. In addition, some countries are considering or have passed legislation implementing more onerous data protection requirements or requiring local storage and processing of data or other requirements that could increase the cost and complexity of delivering our services.
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
Employees and Culture
As of December 31, 2019, we had 1,477 employees, including 476 employees located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Financial Information and Segments
Segment and geographic information required by Part I, Item 1 of Form 10-K can be found in Note 1 and Note 12 of the Notes to our Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K.
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
“Tenable,” “Nessus,” “Tenable.io," "Lumin" and the Tenable logo, and other trademarks or service marks of Tenable Holdings, Inc. appearing in this Annual Report on Form 10-K are the property of Tenable Holdings, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols.
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
We have historically incurred net losses, including net losses of $99.0 million, $73.5 million and $41.0 million in 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $565.1 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our offerings to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase at a greater rate. In particular, we expect to continue to expend substantial financial and other resources on:

•	public cloud infrastructure and computing costs;

•	research and development related to our offerings, including investments in our research and development team;

•	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;

•	continued international expansion of our business; and

•	general and administrative expense, including legal and accounting expenses related to being a public company.
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
From 2018 to 2019, our revenue grew from $267.4 million to $354.6 million, representing year-over-year growth of 33%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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
Our enterprise platform offerings, Tenable.io and Tenable.sc, must interoperate with our customers’ existing network and security infrastructure. These complex systems are developed, delivered and maintained by the customer and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security offerings to customers with highly complex and customized networks, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure or new industry standards or protocols are introduced, we may have to update or enhance our cloud platform and our other solutions to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.
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
Our solutions may also contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new solutions and product upgrades and we expect that these errors or defects will be found from time to time in the future in new or enhanced solutions after commercial release. Defects may cause our solutions to be vulnerable to attacks, cause them to fail to detect vulnerabilities, or temporarily interrupt customers’ networking traffic or operational technology environments. Any errors, defects, disruptions in service or other performance problems with our solutions may damage our customers’ business and could hurt our reputation. If our solutions fail to detect vulnerabilities for any reason, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions may harm our business and operating results.
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
Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our enterprise platform;

•	the introduction of new products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for solutions offered by us or our competitors;

•	the rate of renewal of subscriptions, and extent of expansion of assets under such subscriptions, with existing customers;

•	the mix of customers licensing our products on a subscription basis as compared to a perpetual license;

•	large customers failing to renew their subscriptions;

•	the size, timing and terms of our subscription agreements with new customers;

•	our ability to interoperate our solutions with our customers’ network and security infrastructure;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	network outages, security breaches, technical difficulties or interruptions with our solutions;

•	changes in the growth rate of the markets in which we compete;

•	the length of the license term, amount prepaid and other material terms of subscriptions to our solutions sold during a period;

•	customers delaying purchasing decisions in anticipation of new developments or enhancements by us or our competitors or otherwise;

•	changes in customers’ budgets;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our customers;

•	our ability to increase, retain and incentivize the channel partners that market and sell our solutions;

•	our ability to integrate our solutions with our ecosystem partners’ technology;

•	our ability to integrate any future acquisitions of businesses;

•	our brand and reputation;

•	the timing of our adoption of new or revised accounting pronouncements applicable to public companies and the impact on our results of operations;

•	our ability to control costs, including our operating expenses, such as third-party cloud infrastructure costs and facilities costs;

•	our ability to hire, train and maintain our direct sales force;

•	unforeseen litigation and intellectual property infringement;

•	fluctuations in our effective tax rate;

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate; and

•	other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events.
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
Some of our actual and potential competitors have significant advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, government certifications and broader global distribution and presence. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Companies that are larger and more established than us are focusing on cybersecurity and could directly compete with us. For example, in 2019 Microsoft introduced a vulnerability management offering as part of their existing endpoint security platform. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or new or evolving attacks by, or indicators of compromise that identify, cyber bad actors. With the introduction of new technologies, the evolution of our offerings and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader product offerings and can bundle competing products and services with other software offerings. As a result, customers may choose a bundled product offering from our competitors, even if individual products have more limited functionality than our solutions. These competitors may also offer their products at a lower price as part of this larger sale, which could increase pricing pressure on our offerings and cause the average sales price for our offerings to decline. These larger competitors are also often in a better position to withstand any significant reduction in capital spending, and will therefore not be as susceptible to economic downturns. One component of our enterprise platform involves assessing cyber exposure in a public cloud environment. We are dependent upon the providers to allow our solutions to access their cloud offerings. If one or more cloud providers elected to offer exclusively their own cloud security product or otherwise eliminate the ability of our solutions to access their cloud on behalf of our customers, our business and financial results could be harmed.
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
Any disruptions or other performance problems with our solutions could harm our reputation and business and may damage our customers’ businesses, including by interrupting their networking traffic or operational technology environments. Interruptions in our service delivery might reduce our revenue, cause us to issue credits to customers, subject us to potential liability and cause customers to not renew their purchases of our solutions.
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
Our existing data center facilities and third-party hosting providers have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party with notice or access to hosting services may be restricted by the provider at any time, with no or limited notice. For example, our agreement with AWS allows AWS to terminate the agreement with two years’ written notice and allows AWS, under certain circumstances, to temporarily restrict access to hosting services provided by AWS without prior notice. Although we expect that we could receive similar services from other third parties, if any of our arrangements with third parties, including AWS, are terminated, we could experience interruptions on our platform and in our ability to make our platform available to customers, as well as downtime, delays and additional expenses in arranging alternative cloud infrastructure services.
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
We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 984 employees as of December 31, 2017 to 1,252 employees as of December 31, 2018 and to 1,477 employees as of December 31, 2019. We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to significantly expand our operations and headcount in the near term. Our growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our solutions and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. We could also face inefficiencies or service disruptions as a result of our efforts to maintain and scale our domestic and international facilities, and additional facilities may not be available to us on commercially reasonable terms, or at all. Any of these difficulties could adversely impact our business performance and results of operations.
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
The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our solutions. We sell our solutions primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Our average sales cycle with an enterprise customer is approximately four months, and to the extent we continue to enter into larger deals, our average sales cycle is likely to increase. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or service under consideration. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
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
Similarly, there are a number of federal and state level legislative proposals in the United States that could impose new obligations on us. For example, California recently enacted the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020 and creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, which could include our employees residing in California based on the broad definitions in the law, to provide such consumers new ways to opt out of certain sales of personal information, and to allow for new causes of action for data breaches. In addition, some countries are considering or have passed legislation implementing more onerous data protection requirements or requiring local storage and processing of data or other requirements that could increase the cost and complexity of delivering our services.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In 2019, 2018 and 2017, we derived 90%, 88% and 83%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 43%, 46% and 45% of our revenue in 2019, 2018 and 2017, respectively, and 40% of our accounts receivable as of December 31, 2019 and 46% as of December 31, 2018. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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
Further, governmental and highly regulated entities often require contract terms that differ from our standard customer arrangements, including terms that can lead to those customers obtaining broader rights in our solutions than would be expected under a standard commercial contract and terms that can allow for early termination. The U.S. government will be able to terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions would generally enable us to recover only our costs incurred or committed, settlement expenses, and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and would make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Contracts with governmental and highly regulated entities may also include preferential pricing terms. In the United States, federal government agencies may promulgate regulations, and the President may issue executive orders, requiring federal contractors to adhere to different or additional requirements after a contract is signed. If we do not meet applicable requirements of law or contract, we could be subject to significant liability from our customers or regulators. Even if we do meet these requirements, the additional costs associated with providing our enterprise platform to government and highly regulated customers could harm our operating results. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could harm our ability to efficiently provide them access to our enterprise platform and to grow or maintain our customer base. In addition, engaging in sales activities to foreign governments introduces additional compliance risks, including risks specific to anti-bribery regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.K. Bribery Act 2010 and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. Further, in some jurisdictions we may be required to obtain government certifications, which may be costly to maintain and, if we lost such certifications in the future or if such certification requirements changed, would restrict our ability to sell to government entities until we have attained such certifications.
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
Our pricing model subjects us to various challenges that could make it difficult for us to derive expected value from our customers and we may need to reduce our prices or change our pricing model to remain competitive.
Subscriptions and perpetual licenses to our enterprise platform are generally priced based on the number of IP addresses that can be monitored, the total IT assets that can be monitored. We expect that we may need to change our pricing from time to time. As competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts and, as the amount of IT assets or IP addresses within our customers' organization grows, we may face additional pressure from our customers regarding our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could adversely affect our business, revenue, operating margins and financial condition.
Further, our subscription agreements and perpetual licenses generally provide that we can audit our customers’ use of our offerings to ensure compliance with the terms of such agreement or license and monitor an increase in IT assets and IP addresses being monitored. However, a customer may resist or refuse to allow us to audit their usage, in which case we may have to pursue legal recourse to enforce our rights under the agreement or license, which would require us to spend money, distract management and potentially adversely affect our relationship with our customers and users.
If our enterprise platform offerings do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.
We spend substantial amounts of time and money to research and develop and enhance our enterprise platform offerings to meet our customers’ rapidly evolving demands. In addition, we invest in efforts to continue to add capabilities to our existing products and enable the continued detection of new network vulnerabilities. We typically incur expenses and expend resources upfront to market, promote and sell our new and enhanced offerings. Therefore, when we develop and introduce new or enhanced offerings, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if Tenable Lumin does not garner widespread market adoption and implementation, our operating results and competitive position could suffer.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 37% and 33% of our revenue in 2019 and 2018, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

•	increased management, infrastructure and legal costs associated with having international operations;

•	reliance on channel partners;

•
trade and foreign exchange restrictions, including potential changes in trade relations arising from policy initiatives implemented by the current U.S. administration, which has been critical of existing and proposed trade agreements;

•
economic or political instability in foreign markets, including instability related to the United Kingdom’s recent exit from the European Union and its ongoing legal, political and economic relationship with the European Union;

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

•
differing labor regulations in jurisdictions where labor laws are generally more advantageous to employees as compared to the U.S., including deemed hourly wage and overtime regulations in these locations;

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

•	the potential for political unrest, pandemics, acts of terrorism, hostilities or war;

•	management communication and integration problems resulting from cultural differences and geographic dispersion;

•	costs associated with language localization of our solutions; and

•	costs of compliance with multiple and possibly overlapping tax structures.
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
In order to grow our business, we anticipate that we will continue to depend on relationships with strategic partners to provide broader customer coverage and solution delivery capabilities. We depend on partnerships with market leading technology companies to maintain and expand our Cyber Exposure ecosystem by integrating third party data into our platform. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our agreements with our strategic partners generally are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. If our partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our product, our ability to grow our business and sell software and professional services may be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our solutions by potential customers. We also license third-party threat data that is used in our solutions in order to deliver our offerings. In the future, this data may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this data could result in delays in the provisioning of our offerings until equivalent data is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business.
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
Our corporate headquarters are located in Columbia, Maryland. The area around Washington, D.C. could be subject to terrorist attacks. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major hurricane, earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyberattack, war or terrorist attack that impacts our corporate headquarters, other facilities or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.
Recent and future acquisitions could disrupt our business and adversely affect our business operations and financial results.
We have in the past acquired products, technologies and businesses from other parties, such as our recent acquisition of Indegy Ltd. in December 2019, and we may choose to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions, including the Indegy acquisition, involve many risks, including the following:

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
As of December 31, 2019 we had federal, state and foreign net operating loss carryforwards, or NOLs, of $186.0 million, $132.0 million, and $163.6 million, respectively, available to offset future taxable income, which begin to expire in 2030. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.
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
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act and possible future changes in tax laws or regulations could materially affect our tax obligations and effective tax rate.
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
On December 22, 2017, U.S. Federal tax reform was enacted with the signing of the Tax Cuts and Jobs Act, or TCJA. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses under the TCJA or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the TCJA or any newly enacted federal tax legislation.
We are subject to anti-corruption laws, anti-bribery and similar laws with respect to our domestic and international operations, and non-compliance with such laws can subject us to criminal and/or civil liability and materially harm our business and reputation.
We are subject to the anti-bribery laws of the jurisdictions in which we operate. This includes the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act 2010, and other anti-corruption laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing, directly or indirectly, improper payments or benefits in order to gain or maintain business, including payments to recipients in the public or private sector. We use third-party law firms, accountants, and other representatives for regulatory compliance, sales, and other purposes in several countries. We sell directly and indirectly, via third-party representatives, to the U.S. and non-U.S. customers, both private and government sectors, and our employees and third-party representatives interact with these customers who may include government officials. We can be held liable for the corrupt or other illegal activities of these third-party representatives, our employees, contractors, and other agents, even if we do not explicitly authorize such activities. Noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our reputation, business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition. Moreover, as an issuer of securities, we also are subject to the accounting and internal controls provisions of the FCPA. These provisions require us to maintain accurate books and records and a system of internal controls sufficient to detect and prevent corrupt conduct. Failure to abide by these provisions may have an adverse effect on our business, operations or financial condition.
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
Certain U.S. government contracts may require our employees to maintain various levels of security clearances, and may require us to maintain a facility security clearance, to comply with Department of Defense, or DoD, requirements. The DoD has strict security clearance requirements for personnel who perform work in support of classified programs. Obtaining and maintaining a facility clearance and security clearances for employees can be a difficult, sometimes lengthy process. If we do not have employees with the appropriate security clearances, then a customer requiring classified work could terminate an existing contract or decide not to renew the contract upon its expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and existing contracts requiring a facility security clearance could be terminated.
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
As of December 31, 2019, we had 16 issued patents and six patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" names and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality and invention assignment agreements with our employees, consultants, strategic partners, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, copy, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, several agreements may give customers limited rights to access portions of our proprietary source code, and the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. To the extent that we expand our activities outside of the United States, our exposure to unauthorized copying and use of our solutions and proprietary information may increase. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies or intellectual property rights.
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

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	any major changes in our management or our Board of Directors;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events.
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
An active public trading market may not be sustained.
Prior to our initial public offering, or IPO, in July 2018, there was no public market or active private market for our common stock. Following our IPO, an active public trading market may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
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
In addition, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of shares of common stock subject to options and other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements, and under additional registration statements on Form S-8 that we may file to register additional shares of common stock pursuant to provisions of our equity incentive plans that provide for an automatic increase in the number of shares reserved and available for issuance each year, are available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly as we are no longer an “emerging growth company” as of December 31, 2019. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired, and are in the process of hiring, additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This report by management is included in Part II, Item 9A of this Form 10-K. In addition, now that we have ceased to be an "emerging growth company," our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in this Form 10-K. We are also required to disclose significant changes made in our internal control procedures on a quarterly basis.
Our compliance with Section 404 requires that we incur substantial professional fees and expend significant management efforts, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our corporate headquarters are located in Columbia, Maryland and consist of approximately 96,000 square feet under leases that expire in May 2021 and May 2020. We have entered into a lease for our planned new corporate headquarters located in Columbia, Maryland, which consists of approximately 160,000 square feet under a lease that expires in February 2032, which we plan to occupy in 2020. We maintain additional offices in multiple locations in the United States and internationally in Europe and the Middle East, Asia Pacific and South America. We believe that our current facilities are adequate to meet our ongoing needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
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
Holders of Record
At December 31, 2019, we had 34 holders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
None.
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
Issuer Purchases of Equity Securities
None.

Item 6.        Selected Financial Data
The following selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2016 and 2015 and consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are from our audited financial statements not included in this Annual Report on Form 10-K.
You should read the following selected financial data with the historical consolidated financial statements and related notes to those statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Revenue(1)	$354,586	$267,360	$187,727	$124,371	$93,466
Cost of revenue(2)	60,818	43,167	25,588	14,219	10,914
Gross profit	293,768	224,193	162,139	110,152	82,552
Operating expenses:
Sales and marketing(2)	228,035	173,344	116,299	85,736	60,635
Research and development(2)	87,064	76,698	57,673	40,085	25,288
General and administrative(2)	69,468	46,732	28,927	20,164	15,348
Recapitalization costs(3)	—	—	—	—	67,039
Total operating expenses	384,567	296,774	202,899	145,985	168,310
Loss from operations	(90,799)	(72,581)	(40,760)	(35,833)	(85,758)
Interest income (expense), net	5,830	2,355	(75)	(35)	10
Other expense, net	(680)	(931)	(16)	(497)	(199)
Loss before income taxes	(85,649)	(71,157)	(40,851)	(36,365)	(85,947)
Provision for (benefit from) income taxes	13,364	2,364	171	843	(2,188)
Net loss	(99,013)	(73,521)	(41,022)	(37,208)	(83,759)
Accretion of Series A and B redeemable convertible preferred stock	—	(434)	(763)	(763)	(29)
Net loss attributable to common stockholders	$(99,013)	$(73,955)	$(41,785)	$(37,971)	$(83,788)

Net loss per share attributable to common stockholders, basic and diluted(4)	$(1.03)	$(1.38)	$(1.88)	$(1.81)	$(1.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	96,014	53,669	22,211	20,974	57,654
_______________
(1)    We adopted Accounting Standards Codification Topic 606, Revenue From Contracts With Customers, or ASC 606, on January 1, 2017 using the modified retrospective method. The 2016 and 2015 consolidated statements of operations were not adjusted for the adoption of ASC 606.

(2)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Cost of revenue	$2,817	$1,707	$281	$223	$52
Sales and marketing	16,032	6,911	1,579	969	866
Research and development	8,911	5,804	1,782	602	252
General and administrative	15,683	8,453	4,118	738	509
Total stock-based compensation expense	$43,443	$22,875	$7,760	$2,532	$1,679
(3)    We recorded a charge of $67.0 million primarily resulting from the repurchase price paid to common stockholders exceeding the estimated fair value of the common stock on the date of the Series B financing.
(4)    See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for details on the calculation of basic and diluted net loss per share attributable to common stockholders.

Consolidated Balance Sheet Data:	December 31,
(in thousands)	2019	2018	2017	2016	2015
Cash and cash equivalents	$74,363	$165,116	$27,210	$34,470	$43,743
Working capital (deficit)(1)	35,319	142,484	(69,091)	(18,538)	13,862
Total assets	558,612	460,612	164,337	105,494	83,993
Deferred revenue, current and non-current	363,127	289,903	225,818	107,447	63,218
Redeemable convertible preferred stock	—	—	277,735	276,972	276,209
Accumulated deficit	(565,121)	(466,108)	(392,587)	(313,147)	(275,939)
Total stockholders' equity (deficit)	98,905	121,763	(371,665)	(301,918)	(266,862)
_______________
(1)    We define working capital (deficit) as total current assets less total current liabilities. See our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities. Changes in working capital (deficit) between 2016 and 2017 reflect increases in deferred revenue and deferred commissions as a result of our subscription model and our adoption of ASC 606 on January 1, 2017.

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
On December 2, 2019, we acquired Indegy Ltd. (“Indegy”) to expand our Operational Technology ("OT") specific capabilities. The results of operations of Indegy were not material to our consolidated statement of operations for 2019.
Overview
We are a leading provider of solutions for a new category of cybersecurity that we call Cyber Exposure. Cyber Exposure is a discipline for managing, measuring and comparing cybersecurity risk in the digital era. Our enterprise platform enables broad visibility into an organization’s cyber exposure across the modern attack surface and deep insights that help organizations translate vulnerability data into business insights to understand and reduce their cybersecurity risk.
Our enterprise platform offerings include Tenable.io, which is our software as a service, or SaaS, offering and Tenable.sc, which is our on-premises offering, both of which provide organizations with applications purpose-built for areas of both traditional and modern attack surfaces, including IT infrastructure and applications, cloud environments and Industrial IoT and OT environments. These applications are designed with views, workflows and dashboards to help identify vulnerabilities, internal and regulatory compliance violations, misconfigurations and other cybersecurity issues, prioritize these issues for remediation, and provide insightful remediation guidance.
Our enterprise platform offerings are primarily sold on a subscription basis with a one-year term. Our subscription terms are generally not longer than three years. These offerings are typically prepaid in advance. To a lesser extent, we generate ratably recognizable revenue from perpetual licenses and from the related ongoing maintenance.
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
We have experienced rapid growth in recent years. Revenue in 2019, 2018 and 2017 was $354.6 million, $267.4 million and $187.7 million, respectively, representing year-over-year growth of 33% and 42%, respectively. Our net loss in 2019, 2018 and 2017 was $99.0 million, $73.5 million and $41.0 million, respectively, as we continue to invest in our business and market opportunity.

Financial Highlights
Below are our key financial results:

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Revenue	$354,586	$267,360	$187,727
Loss from operations	(90,799)	(72,581)	(40,760)
Net loss	(99,013)	(73,521)	(41,022)
Net loss per share attributable to common stockholders, basic and diluted	(1.03)	(1.38)	(1.88)
Net cash used in operating activities	(10,744)	(2,559)	(6,266)
Purchases of property and equipment	(20,674)	(5,733)	(2,755)
Factors Affecting Our Performance
Product Leadership
Our enterprise platform provides visibility into the broadest range of traditional and modern IT assets across cloud and on-premises environments. We are intensely focused on continued innovation and ongoing development of our enterprise platform offerings that empower organizations to understand and reduce their cyber exposure. Additionally, we continue to expand the capabilities of our Nessus products, specifically as they relate to the ability to scan for and detect the rapidly expanding volume of vulnerabilities.
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
We have increased our sales and marketing headcount in recent years and we will continue to invest in our partner network and sales and marketing capability in order to grow domestically and internationally.
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
We are also focused on upselling customers from Nessus Professional to our enterprise platform offerings. Nessus Professional customers are typically organizations or independent security consultants that use Nessus Professional for a single vulnerability assessment at a point in time. We seek to convert these customers to our enterprise platform offerings, which provide continuous visibility and insights into their attack surface, as their needs develop.

Further, we plan to expand existing platform capabilities and launch new products, which we believe will drive new product purchases and follow-on purchases over time, thereby contributing to customer renewals. We believe that there is a significant opportunity to drive additional sales to existing customers, and we expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. However, our ability to increase sales to existing customers will depend on a number of factors, including satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our spending levels.
We evaluate our ability to expand sales with our existing customers by assessing our dollar-based net expansion rate. We calculate our dollar-based net expansion rate as follows:

•
Denominator: To calculate our dollar-based net expansion rate as of the end of a reporting period, we first determine the annual recurring revenue, or ARR, from all active subscriptions and maintenance from perpetual licenses as of the last day of the same reporting period in the prior year. This represents recurring payments that we expect to receive in the next 12-month period from the cohort of customers that existed on the last day of the same reporting period in the prior year.

•	Numerator: We measure the ARR for that same cohort of customers representing all subscriptions and maintenance from perpetual licenses based on customer orders as of the end of the reporting period.
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
While our dollar-based net expansion rate may decline or fluctuate from quarter to quarter based on the result of a number of factors, including our existing customers' satisfaction with our solutions, the pricing of our solutions and the ability of competing solutions and the pricing thereof, our dollar-based net expansion rate has historically exceeded, and we expect that it will continue to exceed, 110%.
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue to invest in sales and marketing to grow our sales team, expand brand and Cyber Exposure awareness and optimize our channel partner network. We also intend to continue to invest in our research and development team to further our technological leadership position in Cyber Exposure and enhance the functionality of our solutions. Any investments we make in our sales and marketing and research and development teams will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. We may also explore acquisitions of businesses, technology and/or development personnel that will expand and enhance the functionality of our platform offerings. These investment activities could increase our net losses over the short term if our revenue growth does not increase at higher rates. However, we expect that these investments will ultimately benefit our results of operations.
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
Our adoption of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers as of January 1, 2017 resulted in a $55.0 million increase in deferred revenue primarily related to the deferral of perpetual license revenue. This cumulative adjustment to deferred revenue at January 1, 2017 increased calculated current billings by $16.7 million in 2017, $11.8 million in 2018 and $5.6 million in 2019 and is expected to increase our calculated current billings by $1.9 million in 2020.
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue	$354,586	$267,360	$187,727
Deferred revenue (current), end of period	274,348	213,644	154,898
Deferred revenue (current), beginning of period(1)(2)	(214,069)	(154,898)	(107,006)
Calculated current billings	$414,865	$326,106	$235,619
_______________
(1)    Deferred revenue (current), beginning of period for 2019 includes $0.4 million related to Indegy's deferred revenue at the acquisition date, which is not included in the deferred revenue (current), end of period for 2018.
(2)    In connection with adopting ASC 606, we recorded $19.0 million of current deferred revenue on January 1, 2017 related to perpetual license revenue recognized in prior periods.
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash used in operating activities	$(10,744)	$(2,559)	$(6,266)
Purchases of property and equipment	(20,674)	(5,733)	(2,755)
Free cash flow(1)	$(31,418)	$(8,292)	$(9,021)
_______________
(1)    Free cash flow in 2019 included non-recurring cash payments totaling $13.1 million associated with the Indegy acquisition, including $6.7 million for income taxes on the transfer of acquired intellectual property, $3.1 million for other costs related to the intellectual property transfer, $1.8 million for the settlement of unvested acquiree equity awards, and $1.5 million for acquisition-related expenses. Capital expenditures related to our new headquarters in 2019 were $11.4 million. Contributions to our employee stock purchase plan in 2019 and 2018 impacted free cash flow by $(0.9) million and $6.3 million, respectively.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Year Ended December 31,
	2019	2018	2017
Number of new enterprise platform customers added in period(1)	1,511	1,178	1,017
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At December 31,
	2019	2018	2017
Number of customers with $100,000 and greater in annual contract value at end of period	641	453	265
Non-GAAP Loss from Operations and Non-GAAP Operating Margin
We use non-GAAP loss from operations along with non-GAAP operating margin as key indicators of our financial performance. We define these non-GAAP financial measures as their respective GAAP measures, excluding the effects of stock-based compensation, acquisition-related expenses and amortization of acquired intangible assets. Acquisition-related expenses include transaction expenses and costs related to the transfer of acquired intellectual property.
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

The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP loss from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Loss from operations	$(90,799)	$(72,581)	$(40,760)
Stock-based compensation	43,443	22,875	7,760
Acquisition-related expenses	3,970	—	—
Amortization of acquired intangible assets	620	603	603
Non-GAAP loss from operations	$(42,766)	$(49,103)	$(32,397)

Operating margin	(26)%	(27)%	(22)%
Non-GAAP operating margin	(12)%	(18)%	(17)%
Non-GAAP Net Loss, Non-GAAP Net Loss Per Share and Pro Forma Non-GAAP Net Loss Per Share
We use non-GAAP net loss, which excludes the effect of the accretion of Series A and B redeemable convertible preferred stock, stock-based compensation, acquisition-related expenses and amortization of acquired intangible assets, as well as the related tax impact, to calculate non-GAAP net loss per share and pro forma non-GAAP net loss per share. Pro forma non-GAAP net loss per share is calculated by giving effect to the conversion of our redeemable convertible preferred stock into common stock as though the conversion occurred at the beginning of each period presented prior to 2019. We believe that these non-GAAP measures provide important information to management and investors because they facilitate comparisons of our core operating results over multiple periods.

The following table presents a reconciliation of net loss, and net loss per share attributable to common stockholders, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net loss, non-GAAP net loss per share and pro forma non-GAAP net loss per share:

	Year Ended December 31,
(in thousands, except for per share amounts)	2019	2018	2017
Net loss attributable to common stockholders	$(99,013)	$(73,955)	$(41,785)
Accretion of Series A and B redeemable convertible preferred stock	—	434	763
Acquisition-related expenses	3,970	—	—
Tax impact of acquisition(1)	10,582	—	—
Stock-based compensation	43,443	22,875	7,760
Tax impact of stock-based compensation(2)	(95)	(218)	(54)
Amortization of acquired intangible assets(3)	620	603	603
Non-GAAP net loss	$(40,493)	$(50,261)	$(32,713)

Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.38)	$(1.88)
Accretion of Series A and B redeemable convertible preferred stock	—	0.01	0.03
Acquisition-related expenses	0.04	—	—
Tax impact of acquisition(1)	0.11	—	—
Stock-based compensation	0.45	0.42	0.35
Tax impact of stock-based compensation(2)	—	—	—
Amortization of acquired intangible assets(3)	0.01	0.01	0.03
Non-GAAP net loss per share, basic and diluted	$(0.42)	$(0.94)	$(1.47)

Weighted-average shares used to compute net loss per share attributable to common stockholders and non-GAAP net loss per share, basic and diluted	96,014	53,669	22,211
Pro forma adjustment to reflect the assumed conversion of our convertible redeemable preferred stock as of the beginning of the period	—	31,107	55,386
Weighted-average shares used to compute pro forma non-GAAP net loss per share, basic and diluted	96,014	84,776	77,597

Pro forma non-GAAP net loss per share, basic and diluted	$(0.42)	$(0.59)	$(0.42)
________________
(1)    The tax impact of the acquisition includes $6.3 million of current tax expense and $4.2 million of deferred tax expense related to the transfer of acquired intellectual property.
(2)    The tax impact of stock-based compensation is based on the tax treatment for applicable tax jurisdictions.
(3)    The tax impact of amortization of acquired intangible assets is not material.
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
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue includes personnel costs related to our technical support group that provides assistance to customers, including salaries, benefits, bonuses, payroll taxes and stock-based compensation. Cost of revenue also includes cloud infrastructure costs, the costs related to professional services and training, depreciation, amortization of acquired and developed technology and allocated overhead costs, which consist of information technology and facilities.
We intend to continue to invest additional resources in our cloud-based platform and customer support team as we grow our business. The level and timing of investment in these areas could affect our cost of revenue in the future.
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
We intend to continue to make investments in our sales and marketing teams to grow revenue, further penetrate the market and expand our global customer base. We expect our sales and marketing expense to continue to increase in absolute dollars and to be our largest operating expense category for the foreseeable future. However, as our revenue increases, we expect our sales and marketing expense to decrease as a percentage of our revenue over the long term, although our sales and marketing expense may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
General and Administrative
General and administrative expense consists of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include travel and entertainment, professional fees, insurance, allocated overhead, and acquisition related costs.
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
Interest Income, Net
Interest income, net consists primarily of interest income earned on cash and cash equivalents and short-term investments and interest expense in connection with fees for our unused revolving credit facility.
Other Expense, Net
Other expense, net consists primarily of foreign currency remeasurement and transaction gains and losses.
Provision for Income Taxes
Provision for income taxes consists of income taxes in certain foreign jurisdictions in which we conduct business and withhold taxes on sales with customers. We have recorded deferred tax assets for which a full valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. In 2019, the provision for income taxes included the tax impact related to the transfer of acquired intellectual property.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue	$354,586	$267,360	$187,727
Cost of revenue(1)	60,818	43,167	25,588
Gross profit	293,768	224,193	162,139
Operating expenses:
Sales and marketing(1)	228,035	173,344	116,299
Research and development(1)	87,064	76,698	57,673
General and administrative(1)	69,468	46,732	28,927
Total operating expenses	384,567	296,774	202,899
Loss from operations	(90,799)	(72,581)	(40,760)
Interest income (expense), net	5,830	2,355	(75)
Other expense, net	(680)	(931)	(16)
Loss before income taxes	(85,649)	(71,157)	(40,851)
Provision for income taxes	13,364	2,364	171
Net loss	$(99,013)	$(73,521)	$(41,022)
_______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cost of revenue	$2,817	$1,707	$281
Sales and marketing	16,032	6,911	1,579
Research and development	8,911	5,804	1,782
General and administrative	15,683	8,453	4,118
Total stock-based compensation expense	$43,443	$22,875	$7,760
Comparison of 2019 and 2018
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Revenue	$354,586	$267,360	$87,226	33%
The increase in revenue of $87.2 million was comprised of increases in subscription revenue of $84.7 million and professional services and other revenue of $3.0 million, net of a decrease in perpetual license and maintenance revenue of $0.5 million. Revenue from existing customers comprised 84% of the increase, while the remaining increase was due to revenue from new customers since January 1, 2019. International revenue increased $40.4 million, or 45%.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Cost of revenue	$60,818	$43,167	$17,651	41%
Gross profit	293,768	224,193	69,575	31%
Gross margin	83%	84%
The increase in cost of revenue of $17.7 million was primarily due to:

•	a $7.3 million increase in personnel costs, primarily due to increased headcount, including a $1.1 million increase in stock-based compensation;

•	a $7.0 million increase in third-party cloud infrastructure costs, largely associated with the increased adoption of Tenable.io, as well as the launch of Tenable Lumin;

•	a $0.9 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis;

•	a $0.6 million increase professional fees;

•	a $0.6 million increase in depreciation and amortization; and

•	a $0.5 million increase in software subscriptions.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Sales and marketing	$228,035	$173,344	$54,691	32%
The increase in sales and marketing expense of $54.7 million was primarily due to:

•	a $32.1 million increase in personnel costs, largely associated with an increase in headcount, including a $9.1 million increase in stock-based compensation;

•	a $10.0 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;

•	a $5.7 million increase in selling expenses, including travel and meeting costs and software subscriptions;

•	a $3.4 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; and

•	a $3.2 million increase in expenses for demand generation programs, including advertising, sponsorships, and brand awareness efforts aimed at acquiring new customers.
Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Research and development	$87,064	$76,698	$10,366	14%
The increase in research and development expense of $10.4 million was primarily due to:

•
an $8.1 million increase in personnel costs, largely associated with an increase in headcount, including a $3.3 million increase in stock-based compensation, and net of $1.7 million of development costs and stock-based compensation capitalized related to internal use software;

•	a $2.0 million increase in third-party cloud infrastructure costs related to the development of new and future offerings;

•	a $0.9 million increase in software subscriptions; and

•	a $0.7 million increase in allocated overhead driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis, partially offset by

•	a $0.9 million decrease in travel and meeting costs.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
General and administrative	$69,468	$46,732	$22,736	49%
The increase in general and administrative expense of $22.7 million was primarily due to:

•	a $12.3 million increase in personnel costs, largely associated with an increase in headcount, including a $6.4 million increase in stock-based compensation;

•	a $4.0 million increase in acquisition-related expenses, including $2.1 million related to the transfer of acquired intellectual property;

•	a $3.7 million increase in professional fees, which includes costs associated with being a public company; and

•	a $1.1 million increase in allocated overhead driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Comparison of 2018 and 2017
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2018	2017	($)	(%)
Revenue	$267,360	$187,727	$79,633	42%
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
Liquidity and Capital Resources
At December 31, 2019, we had cash and cash equivalents consisting of bank deposits, money market funds and commercial paper of $74.4 million and short-term investments consisting of commercial paper, U.S. Treasury and agency obligations and corporate bonds of $137.9 million.
Since inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. Upon the completion of our IPO in July 2018, we received net proceeds of $264.6 million. We have generated significant operating losses from our operations, as reflected by our accumulated deficit of $565.1 million at December 31, 2019.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At December 31, 2019, we had deferred revenue of $363.1 million, of which $274.3 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure and acquiring complementary businesses and technology. We expect to continue incurring operating losses and generating negative cash flows from operations in the near-term; however, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, the timing of introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. Capital expenditures related to our new corporate headquarters were $11.4 million in 2019. In 2020, we expect capital expenditures related to our new corporate headquarters to be approximately $16.0 million and we expect to receive $12.5 million in tenant improvement reimbursements.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance of the revolving credit facility exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization adjusted to add changes in deferred revenue in the period and a minimum current ratio level. We were in compliance with all covenants under the revolving credit facility at December 31, 2019.
Letter of Credit
On January 9, 2020, we entered into a $2.5 million standby letter of credit ("Letter of Credit") for the security deposit on our new headquarters lease. The Letter of Credit bears interest at 2% per annum and expires one year from the issue date, with automatic renewals for additional one year terms until the final expiration date of February 2032. The Letter of Credit reduces the amount available for borrowing under our revolving credit facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash used in operating activities	$(10,744)	$(2,559)	$(6,266)
Net cash used in investing activities	(113,050)	(123,221)	(2,755)
Net cash provided by financing activities	34,161	264,749	2,091
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,080)	(1,063)	(68)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(90,713)	$137,906	$(6,998)
Operating Activities
In 2019, net cash used in operating activities was $10.7 million, which primarily consisted of our $99.0 million net loss, adjusted for stock-based compensation expense of $41.6 million and depreciation and amortization of $6.9 million, as well as a net cash inflow of $36.3 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $72.8 million increase in deferred revenue primarily due to increased subscription sales, as a majority of our customers are invoiced in advance, partially offset by a $25.9 million increase in accounts receivable and a $12.8 million increase in deferred commissions.
In 2018, net cash used in operating activities was $2.6 million, which primarily consisted of our $73.5 million net loss, adjusted for stock-based compensation expense of $22.9 million and depreciation and amortization of $6.2 million, as well as a net cash inflow of $41.4 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $64.1 million increase in deferred revenue, primarily due to increased subscription sales, as a majority of our customers are invoiced in advance, partially offset by a $17.4 million increase in accounts receivable.
In 2017, net cash used in operating activities was $6.3 million, which primarily consisted of our $41.0 million net loss, adjusted for stock-based compensation expense of $7.8 million and depreciation and amortization of $4.7 million, as well as a net cash inflow of $23.1 million from changes in operating assets and liabilities. The net inflow from operating assets and liabilities was primarily due to an increase of $63.4 million in deferred revenue, including the cumulative impact of adopting ASC 606, from increased subscription sales as a majority of our customers are invoiced in advance, partially offset by a $14.8 million increase in accounts receivable. In addition, deferred commissions increased $20.1 million, including the cumulative impact of adopting ASC 606.
Investing Activities
From 2018 to 2019, net cash used in investing activities decreased by $10.2 million, primarily due to a decrease in our purchase, net of sales, of investments of $100.0 million, partially offset by cash paid for acquisitions of $74.9 million and capital expenditures for our new corporate headquarters of $11.4 million.

From 2017 to 2018, net cash used in investing activities increased by $120.5 million, primarily due to our purchase of short-term investments of commercial paper, U.S. Treasury securities and corporate bonds of $117.5 million.
Financing Activities
From 2018 to 2019, net cash provided by financing activities decreased by $230.6 million, primarily due to proceeds from our IPO, net of underwriting discounts and commissions, of $268.5 million, less payments of offering costs related to our IPO of $3.9 million in 2018, partially offset by proceeds from the exercise of stock options of $19.0 million and stock issued in connection with the employee stock purchase plan of $15.1 million in 2019.
From 2017 to 2018, net cash provided by financing activities increased by $262.7 million, primarily due to proceeds from our IPO, net of underwriting discounts and commissions, less payments of offering costs related to our IPO.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2019:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease commitments	$84,454	$5,308	$13,988	$14,207	$50,951
Non-cancellable purchase obligations	5,693	3,589	2,104	—	—
Total contractual obligations	$90,147	$8,897	$16,092	$14,207	$50,951
Not included in the table above is $7.2 million of unrecognized tax benefits and $1.2 million of asset retirement obligations, because the timing of future cash outflows is uncertain.
Off-Balance Sheet Arrangements
At December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
In situations where we enter into a contractual arrangement that includes non-standard terms and conditions, such as acceptance provisions and options to purchase additional products and services, as well as contract modifications, we apply judgment in identifying and assessing the impact on revenue recognition.
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
Stock-Based Compensation
Stock-based compensation expense related to our stock options, restricted stock, restricted stock units, or RSUs, and purchase rights issued under our 2018 Employee Stock Purchase Plan, or the 2018 ESPP, is calculated based on the fair value of the awards granted and is recognized on a straight-line basis over the requisite service period, which is generally two to four years, with the exception of RSUs that include performance-based vesting conditions and are expensed using the accelerated attribution method. We account for forfeitures as they occur.
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
The fair value of each stock option was estimated on the grant date based on the following assumptions:

	Year Ended December 31,
	2018	2017
Expected term (in years)	6.3	6.3
Expected volatility	41.3% — 43.3%	45.2% — 47.0%
Risk-free interest rate	2.7% — 2.9%	1.9% — 2.4%
Expected dividend yield	—	—
Expected forfeiture rate	—	—
The fair value of each 2018 ESPP purchase right was estimated on the offering or modification dates based on the following assumptions:

Year Ended December 31,
	2019	2018
Expected term (in years)	0.5 — 2.0	0.6 — 2.1
Expected volatility	34.4% — 44.6%	31.9% — 33.5%
Risk-free interest rate	1.5% — 2.5%	2.3% — 2.7%
Expected dividend yield	—	—
Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Estimates in valuing certain identifiable intangible assets require significant judgment and include, but are not limited to, expected long-term market growth, future expected operating expenses, costs of capital, and appropriate discount rates. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. Acquisition-related transaction costs are expensed as incurred.
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
In December 2019, subsequent to our acquisition of Indegy Ltd. we transferred the acquired Indegy intellectual property through an intercompany transaction. The valuation of Indegy's intellectual property for tax purposes resulted in $6.3 million of current tax expense and $4.2 million of deferred tax expense in Israel. The valuation of the intellectual property for tax purposes required significant judgment and assumptions with respect to forecasted operating results and discount rates.
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
Recently Issued Accounting Pronouncements
Refer to Note 1 to our consolidated financial statements in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, including interest rate, foreign currency exchange and inflation risks.

Interest Rate Risk
At December 31, 2019, we had cash and cash equivalents of $74.4 million, consisting of cash deposits, money market funds and commercial paper. We also had short-term investments of $137.9 million, consisting of commercial paper, U.S. Treasury securities and corporate bonds. Our investments are carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
We have not had any borrowings outstanding under the revolving credit facility since it was established in May 2017. Any borrowings under the revolving credit facility would bear interest at a variable rate tied to the prime rate or the LIBOR rate. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
On January 9, 2020, we entered into a $2.5 million standby letter of credit ("Letter of Credit") for the security deposit on our new headquarters lease. The Letter of Credit bears interest at 2% per annum and expires one year from the issue date, with automatic renewals for additional one year terms until the final expiration date of February 2032. The Letter of Credit reduces the amount available for borrowing under our revolving credit facility.
Foreign Currency Exchange Risk
Substantially all of our sales contracts are denominated in U.S. dollars, with a limited number of contracts denominated in foreign currencies. A portion of our operating expenses, including foreign denominated leases, are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize remeasurement and transaction gains (losses) in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tenable Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenable Holdings, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Identification and Evaluation of Contracts with Non-Standard Terms and Conditions
Description of the Matter
As described in Note 1 to the consolidated financial statements, management enters into certain contracts with customers, including software subscription arrangements and perpetual licenses with related maintenance, with non-standard terms and conditions.
The principal consideration for our determination that performing procedures relating to the identification and evaluation of non-standard terms and conditions in contracts is a critical audit matter is the significant amount of judgment required by management in identifying and evaluating non-standard terms and conditions and the impact on the amount and timing of revenue recognition. This in turn led to a high degree of auditor judgment and significant audit effort in performing our audit procedures to evaluate whether non-standard terms and conditions in contracts were appropriately identified and evaluated by management.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for identifying and evaluating contracts with non-standard terms and conditions. These procedures also included, among others, on a sample basis (i) testing the completeness and accuracy of management’s identification of contracts with non-standard terms and conditions and (ii) testing management’s determination of the impact of non-standard terms and conditions on the amount and timing of revenue recognition.

Valuation of Acquired Intangible Asset
Description of the Matter
As described in Note 5 to the consolidated financial statements, during the year ended December 31, 2019, the Company completed the acquisition of Indegy Ltd. (“Indegy”) for $80.1 million in cash. The Company’s accounting for the acquisition included determining the fair value of the acquired intangible assets including developed technology of $15.5 million.
Auditing the accounting for the acquired intangible asset of Indegy involved complex auditor judgment due to the estimation required in management’s determination of the fair value. The estimation was significant primarily due to the sensitivity of the fair value of the developed technology to the underlying assumptions, including the discount rate, projected revenue growth rates, the obsolescence factor, and projected profit margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for the acquired intangible asset. For example, we tested controls over management’s review of the valuation model and significant assumptions used in the valuation as well as controls over the completeness and accuracy of the data used in the model and assumptions.
To test the fair value of the acquired developed technology, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the significant assumptions, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing certain significant assumptions used to value the acquired intangible asset. For example, we compared the significant assumptions to current industry and market trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014
Tysons, Virginia
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Tenable Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Tenable Holdings, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tenable Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Indegy Ltd. acquired on December 2, 2019, which is included in the 2019 consolidated financial statements of Tenable Holdings, Inc. and constituted less than 2% of total assets as of December 31, 2019 and less than 1% of total revenue and operating expenses for the year then ended. Our audit of internal control over financial reporting of Tenable Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Indegy Ltd.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Tenable Holdings, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Tysons, Virginia
February 28, 2020

TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$74,363	$165,116
Short-term investments	137,904	118,119
Accounts receivable (net of allowance for doubtful accounts of $764 and $188 at December 31, 2019 and 2018, respectively)	94,827	68,261
Deferred commissions	28,499	23,272
Prepaid expenses and other current assets	27,369	22,020
Total current assets	362,962	396,788
Property and equipment, net	26,847	11,348
Deferred commissions (net of current portion)	43,766	36,162
Operating lease right-of-use assets	42,847	8,504
Intangible assets, net	15,508	427
Goodwill	54,138	265
Other assets	12,544	7,118
Total assets	$558,612	$460,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,732	$171
Accrued expenses	8,436	5,554
Accrued compensation	36,634	29,594
Deferred revenue	274,348	213,644
Operating lease liabilities	5,209	4,262
Other current liabilities	1,284	1,079
Total current liabilities	327,643	254,304
Deferred revenue (net of current portion)	88,779	76,259
Operating lease liabilities (net of current portion)	40,663	6,055
Other liabilities	2,622	2,231
Total liabilities	459,707	338,849

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized, 98,587 and 93,126 shares issued and outstanding at December 31, 2019 and 2018, respectively)	986	931
Additional paid-in capital	662,990	586,940
Accumulated other comprehensive income	50	—
Accumulated deficit	(565,121)	(466,108)
Total stockholders’ equity	98,905	121,763
Total liabilities and stockholders’ equity	$558,612	$460,612
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Revenue	$354,586	$267,360	$187,727
Cost of revenue	60,818	43,167	25,588
Gross profit	293,768	224,193	162,139
Operating expenses:
Sales and marketing	228,035	173,344	116,299
Research and development	87,064	76,698	57,673
General and administrative	69,468	46,732	28,927
Total operating expenses	384,567	296,774	202,899
Loss from operations	(90,799)	(72,581)	(40,760)
Interest income (expense), net	5,830	2,355	(75)
Other expense, net	(680)	(931)	(16)
Loss before income taxes	(85,649)	(71,157)	(40,851)
Provision for income taxes	13,364	2,364	171
Net loss	(99,013)	(73,521)	(41,022)
Accretion of Series A and B redeemable convertible preferred stock	—	(434)	(763)
Net loss attributable to common stockholders	$(99,013)	$(73,955)	$(41,785)

Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.38)	$(1.88)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	96,014	53,669	22,211
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net loss	$(99,013)	$(73,521)	$(41,022)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities	50	—	—
Other comprehensive income	50	—	—
Comprehensive loss	$(98,963)	$(73,521)	$(41,022)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

								Accumulated		Total
	Redeemable Convertible Preferred Stock						Additional	Other		Stockholders'
	Series A		Series B		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2016	15,848	$49,913	39,538	$227,059	21,165	$212	$11,017	$—	$(313,147)	$(301,918)
Cumulative effect of adoptions of new accounting standards	—	—	—	—	—	—	61	—	(38,418)	(38,357)
Accretion of Series A and B redeemable convertible preferred stock	—	22	—	741	—	—	(763)	—	—	(763)
Issuance of restricted stock award	—	—	—	—	1,583	16	(16)	—	—	—
Exercise of stock options	—	—	—	—	1,870	19	3,001	—	—	3,020
Repurchase of common stock	—	—	—	—	(146)	(1)	(384)	—	—	(385)
Stock-based compensation	—	—	—	—	—	—	7,760	—	—	7,760
Net loss	—	—	—	—	—	—	—	—	(41,022)	(41,022)
Balance at December 31, 2017	15,848	49,935	39,538	227,800	24,472	246	20,676	—	(392,587)	(371,665)
Accretion of Series A and B redeemable convertible preferred stock	—	13	—	421	—	—	(434)	—	—	(434)
Exercise of stock options	—	—	—	—	740	7	1,661	—	—	1,668
Repurchase of common stock	—	—	—	—	(7)	(1)	(74)	—	—	(75)
Stock-based compensation	—	—	—	—	—	—	23,022	—	—	23,022
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering expenses	—	—	—	—	12,535	125	264,474	—	—	264,599
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(15,848)	(49,948)	(39,538)	(228,221)	55,386	554	277,615	—	—	278,169
Net loss	—	—	—	—	—	—	—	—	(73,521)	(73,521)
Balance at December 31, 2018	—	—	—	—	93,126	931	586,940	—	(466,108)	121,763
Exercise of stock options	—	—	—	—	4,205	42	19,006	—	—	19,048
Vesting of restricted stock units	—	—	—	—	479	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	777	8	15,121	—	—	15,129
Stock-based compensation	—	—	—	—	—	—	41,928	—	—	41,928
Other comprehensive income	—	—	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	—	—	(99,013)	(99,013)
Balance at December 31, 2019	—	$—	—	$—	98,587	$986	$662,990	$50	$(565,121)	$98,905
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net loss	$(99,013)	$(73,521)	$(41,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	4,243	—	(873)
Depreciation and amortization	6,880	6,192	4,692
Stock-based compensation	41,610	22,875	7,760
Other	(784)	533	125
Changes in operating assets and liabilities:
Accounts receivable	(25,941)	(17,408)	(14,769)
Prepaid expenses and other current assets	(5,188)	(6,105)	(8,345)
Deferred commissions	(12,831)	(9,258)	(20,058)
Other assets	(3,336)	(1,876)	(3,267)
Accounts payable and accrued expenses	4,244	294	1,922
Accrued compensation	6,269	11,112	4,298
Deferred revenue	72,799	64,085	63,404
Other current liabilities	255	408	421
Other liabilities	49	110	(554)
Net cash used in operating activities	(10,744)	(2,559)	(6,266)

Cash flows from investing activities:
Purchases of property and equipment	(20,674)	(5,733)	(2,755)
Purchases of investments	(242,059)	(117,488)	—
Sales and maturities of investments	224,594	—	—
Business combination, net of cash acquired	(74,911)	—	—
Net cash used in investing activities	(113,050)	(123,221)	(2,755)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	268,531	—
Payments of costs related to initial public offering	—	(3,932)	—
Principal payments under finance lease obligations	(16)	(1,443)	(306)
Credit facility issuance costs	—	—	(238)
Proceeds from stock issued in connection with the employee stock purchase plan	15,129	—	—
Proceeds from the exercise of stock options	19,048	1,668	3,020
Repurchases of common stock	—	(75)	(385)
Net cash provided by financing activities	34,161	264,749	2,091
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,080)	(1,063)	(68)
Net (decrease) increase in cash and cash equivalents and restricted cash	(90,713)	137,906	(6,998)
Cash and cash equivalents and restricted cash at beginning of year	165,378	27,472	34,470
Cash and cash equivalents and restricted cash at end of year	$74,665	$165,378	$27,472

Supplemental disclosure of cash flow information:
Cash paid for interest	$96	$111	$79
Cash paid for income taxes	8,530	1,207	642
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions, useful lives of long-lived assets, the fair value of acquired intangible assets, the valuation of stock-based compensation, including the estimated underlying fair value of our common stock prior to our IPO, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ significantly from these estimates.
Foreign Currency
The functional currency for all of our foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in other currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. We bill our customers in U.S. dollars. Expenses incurred in non U.S. dollar currencies are remeasured into U.S. dollars when incurred. Remeasurement losses in currencies other than the functional currency were $1.1 million, $1.0 million and $0.1 million in 2019, 2018 and 2017, respectively, and are included as a component of other expense, net in the consolidated statements of operations.

Revenue Recognition
We recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. To achieve this, we apply the following steps:

•	Identify the contract with a customer

•	Identify the performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to the performance obligations in the contract

•	Recognize revenue when or as performance obligations are satisfied
In situations where we enter into a contractual arrangement that includes non-standard terms and conditions, such as acceptance provisions or options to purchase additional products and services, as well as contract modifications, we apply judgment in identifying and assessing the impact on revenue recognition.
We generate revenue from subscription arrangements for software and cloud-based solutions, perpetual licenses, maintenance associated with perpetual licenses, and professional services and other revenue. We begin to recognize revenue when control of our software or services is transferred to the customer, which for sales made through distributors is concurrent with the transfer to the end user.
The following table presents a summary of revenue:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Subscription revenue	$290,549	$205,827	$132,873
Perpetual license and maintenance revenue	54,173	54,622	50,337
Professional services and other revenue	9,864	6,911	4,517
Revenue	$354,586	$267,360	$187,727

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
Concentrations
We sell our products and services through a channel network of distributors and resellers, along with our own sales teams. We derived 90%, 88% and 83% of revenue through our channel network in 2019, 2018 and 2017, respectively. One of our distributors accounted for 43%, 46% and 45% of revenue in 2019, 2018 and 2017, respectively. That same distributor accounted for 40% and 46% of accounts receivable at December 31, 2019 and 2018, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In 2019 and 2018, we recognized revenue of $214.0 million and $154.9 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At December 31, 2019, the future estimated revenue related to unsatisfied performance obligations was $367.3 million, with approximately 75% expected to be recognized as revenue over the succeeding twelve months, and the remainder expected to be recognized over the four years thereafter.
Cash and Cash Equivalents
We consider all highly liquid financial instruments with an original maturity of three months or less when purchased to be cash equivalents.
At December 31, 2019, cash and cash equivalents included $0.4 million of restricted cash, which is related to collateral for a lease and credit card deposits. Cash and cash equivalents did not include any restricted cash at December 31, 2018. At December 31, 2019 and 2018, cash and cash equivalents excluded $0.3 million of restricted cash, which is related to an account established as collateral for a lease arrangement and was included in other assets on the consolidated balance sheets.
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
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Year Ended December 31,
(in thousands)	2019	2018
Beginning balance	$59,434	$50,176
Capitalization of contract acquisition costs	40,172	29,075
Amortization of deferred contract acquisition costs	(27,341)	(19,817)
Ending balance	$72,265	$59,434

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
Leases
In December 2018, we early adopted ASC Topic 842, Leases ("ASC 842") as of January 1, 2018 using the modified retrospective method applying the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements. We elected the package of practical expedients as permitted under the transition guidance, which allowed us to not reassess whether arrangements contain leases, not reassess lease classification, and not reassess initial direct costs.
The most significant impact of adopting ASC 842 was the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases of $10.1 million and $12.3 million, respectively on January 1, 2018, which included reclassifying prepaid rent and deferred rent as a component of the ROU asset. Additionally, we concluded that we did not control the building under construction for our new corporate headquarters, and upon adoption, derecognized $2.3 million of construction-in-progress and a $1.8 million construction financing obligation on January 1, 2018 and recognized a $0.5 million deposit. Our accounting for finance leases (formerly referred to as capital leases prior to the adoption of ASC 842) remained substantially unchanged.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount may not be fully recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the excess of the carrying amount over the fair value. There was no impairment of long-lived assets in 2019, 2018 and 2017.
Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Estimates in valuing certain identifiable intangible assets include, but are not limited to, projected revenue growth rates, future expected operating expenses, the obsolescence factor and appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. Acquisition-related transaction costs are expensed as incurred.
Goodwill
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. Goodwill is assessed for impairment annually, or more often if there are indications of impairment. During the periods presented, there were no indications of impairment.
Advertising
Advertising costs are expensed as they are incurred. We incurred advertising costs of $5.3 million, $3.3 million and $3.2 million in 2019, 2018 and 2017, respectively, which was included in sales and marketing expense in the consolidated statements of operations.
Software Development Costs
Research and development costs to develop software to be sold, leased or marketed are expensed as incurred up to the point of technological feasibility for the related software product. We have not capitalized development costs for software to be sold, leased or marketed to date, as the software development process is essentially completed concurrent with the establishment of technological feasibility. As such, these costs are expensed as incurred and recognized in research and development costs in the consolidated statements of operations.
Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in property and equipment, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In 2019 and 2018, we capitalized $4.2 million and $2.4 million, respectively, of development costs related to internal use software. In 2017, capitalized costs related to software developed for internal use were immaterial.
Stock-Based Compensation
Stock-based compensation expense related to our stock options, restricted stock, restricted stock units ("RSUs") and purchase rights issued under our 2018 Employee Stock Purchase Plan ("2018 ESPP") is calculated based on the fair value of the awards granted and is recognized on a straight-line basis over the requisite service period, which is generally two to four years, with the exception of RSUs that include performance-based vesting conditions and are expensed using the accelerated attribution method. We account for forfeitures as they occur.
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
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amended guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. This guidance was effective for us beginning January 1, 2020, and will be adopted using the modified-retrospective method. We do not expect the impact of adopting this standard to be material for our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15 — Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this ASU, implementation costs related to a cloud computing arrangement that is a service contract will be capitalized consistent with the requirements for capitalizing internal-use software development costs. The capitalized implementation costs are subsequently expensed over the term of the hosting arrangement. This guidance was effective for us beginning January 1, 2020, and will be adopted on a prospective basis. We do not expect the impact of adopting this standard to be material for our consolidated financial statements.

2. Cash and Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$13,588	$—	$—	$13,588
Commercial paper	8,987	—	—	8,987
Total cash equivalents	$22,575	$—	$—	$22,575

Short-term investments:
Commercial paper	$61,371	$—	$—	$61,371
Corporate bonds	23,856	14	(1)	23,869
U.S. Treasury and agency obligations	52,627	38	(1)	52,664
Total short-term investments	$137,854	$52	$(2)	$137,904

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$38,022	$—	$—	$38,022
Total cash equivalents	$38,022	$—	$—	$38,022

Short-term investments:
Commercial paper	$79,634	$—	$—	$79,634
Corporate bonds	16,119	—	—	16,119
U.S. Treasury and agency obligations	22,366	—	—	22,366
Total short-term investments	$118,119	$—	$—	$118,119

For any investments that were in an unrealized loss position, we considered if we intended on selling the investments before maturity and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. We concluded that there were no other-than-temporary impairments at December 31, 2019.
At December 31, 2019, all of our short-term investments had maturities within the next twelve months.
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

•	Level 3 — Unobservable inputs.

The following tables summarize assets that are measured at fair value on a recurring basis:

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$13,588	$—	$—	$13,588
Commercial paper	—	8,987	—	8,987
	$13,588	$8,987	$—	$22,575

Short-term investments
Commercial paper	$—	$61,371	$—	$61,371
Corporate bonds	—	23,869	—	23,869
U.S. Treasury and agency obligations	—	52,664	—	52,664
	$—	$137,904	$—	$137,904

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$38,022	$—	$—	$38,022
	$38,022	$—	$—	$38,022

Short-term investments
Commercial paper	$—	$79,634	$—	$79,634
Corporate bonds	—	16,119	—	16,119
U.S. Treasury and agency obligations	—	22,366	—	22,366
	$—	$118,119	$—	$118,119

We did not have any liabilities measured and recorded at fair value at December 31, 2019 or December 31, 2018.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2019	2018
Computer software and equipment	$21,234	$13,038
Furniture and fixtures	4,504	2,376
Leasehold improvements	16,953	7,266
Right-of-use assets under finance leases	1,866	1,854
Total	44,557	24,534
Less: accumulated depreciation and amortization	(17,710)	(13,186)
Property and equipment, net	$26,847	$11,348

Depreciation and amortization related to property and equipment was $6.3 million, $5.6 million and $4.1 million in 2019, 2018 and 2017, respectively.

5. Acquisition, Goodwill and Intangible Assets
Business Combination
On December 2, 2019, we acquired Indegy Ltd. (“Indegy”) to expand our OT-specific capabilities. Through a share purchase agreement, we acquired 100% of Indegy's equity in exchange for cash consideration of $80.1 million, including cash acquired of $5.5 million. As part of the acquisition, all unvested options to acquire ordinary shares of Indegy vested immediately, and all options to acquire ordinary shares of Indegy were canceled in exchange for a right to receive a portion of the cash consideration. We paid $1.8 million for unvested options, which is included in post-acquisition stock-based compensation expense in our consolidated statements of operations.
The cash consideration was allocated as follows:

(in thousands)
Cash acquired	$5,500
Other net tangible assets acquired	735
Deferred tax assets, net	4,243
Intangible assets	15,700
Goodwill	53,873
Total purchase price allocation	$80,051

We are still finalizing the allocation of the purchase price, which may change as additional information becomes available related to any working capital adjustment and income taxes.
Acquired intangible assets and their estimated useful lives at the date of acquisition are as follows:

	Intangible Assets
(dollars in thousands)	Cost	Weighted Average Useful Life
Acquired technology	$15,500	7 years
Trade name	200	2 years
Acquired intangible assets	$15,700

The results of operations of Indegy are included in our consolidated statements of operations from the acquisition date and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statements of operations.
In 2019, we recognized $4.0 million of acquisition-related transaction costs in general and administrative expense, which included $2.1 million of expense related to the intercompany transfer of intellectual property.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2018	$265
Acquired goodwill	53,873
Balance at December 31, 2019	$54,138

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from integrating Indegy's capabilities into our enterprise platform offerings and from marketing and selling these new capabilities to our customers. None of the acquired goodwill is tax deductible.
Acquired intangible assets subject to amortization are as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$17,325	$(2,009)	$15,316	$1,824	$(1,397)	$427
Trade name	200	(8)	192	—	—	—
	$17,525	$(2,017)	$15,508	$1,824	$(1,397)	$427

Amortization of acquired intangible assets was $0.6 million in each of 2019, 2018 and 2017, respectively.
At December 31, 2019, estimated future amortization of intangible assets is as follows:

(in thousands)
Year ending December 31,
2020	$2,314
2021	2,306
2022	2,214
2023	2,214
2024	2,214
Thereafter	4,246
Total	$15,508

6. Leases
We have operating leases for office facilities and finance leases for computer and office equipment. Our leases have remaining terms of less than one year to just over twelve years, some of which include one or more options to renew, with renewal terms up to five years and some of which include options to terminate the leases within the next two to five years. The ROU assets and liabilities at December 31, 2019 assume the option to early terminate one of our leases in 2021 and one of our leases in 2025.
In August 2019, we took possession of the leased office space for our future headquarters in Columbia, Maryland. We recorded an initial ROU asset of $32.3 million and a lease liability of $32.0 million, with a lease term of 147 months. In November 2019, we amended this lease to increase square footage and modify the timing of future payments. Future lease payments related to this lease are $72.2 million and the lease payments are expected to commence in the second quarter of 2021.
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Operating lease cost	$6,045	$3,694

Finance lease cost
Amortization of ROU assets	$607	$614
Interest on lease liabilities	7	35
Total finance lease cost	$614	$649

Rent expense for short-term leases in 2019 and 2018 was not material.
Supplemental information related to leases was as follows:

	December 31, 2019	December 31, 2018
Operating leases
Weighted average remaining lease term	10.0 years	3.1 years
Weighted average discount rate	5.8%	7.1%

	Year Ended December 31,
(in thousands)	2019	2018
Supplemental cash flow information related to leases:
Operating cash payments for operating leases	$4,452	$4,313
Operating cash payments for finance leases	7	35

ROU assets obtained in exchange for lease obligations
Operating leases	$39,170	$1,525
Finance leases	11	15

Maturities of operating lease liabilities at December 31, 2019 were as follows:

(in thousands)
Year ending December 31,
2020	$5,308
2021	6,940
2022	7,048
2023	7,036
2024	7,171
Thereafter	50,951
Total lease payments	84,454
Less: Imputed interest	(24,077)
Less: Tenant incentives	(14,505)
Total	$45,872

7. Debt
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
There were no borrowings or letters of credit issued under the Credit Facility in 2019 or 2018. On January 9, 2020, we entered into a $2.5 million standby letter of credit ("Letter of Credit") for the security deposit on our new headquarters lease. The Letter of Credit bears interest at 2% per annum and expires one year from the issue date, with automatic renewals for additional one year terms until the final expiration date of February 2032.
8. Redeemable Convertible Preferred Stock and Common Stock
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
Upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, authorizing a total of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding at December 31, 2019 or 2018.
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
9. Stock-Based Compensation
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
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"). No additional grants were made under our other stock incentive plans, and any shares subject to stock options or other stock awards granted under our other plans that would have returned to such plan (such as upon the expiration or termination of a stock award prior to vesting) were added to, and are available for issuance under, our 2018 Plan. In addition, the number of shares of our common stock reserved for issuance under our 2018 Plan automatically increases on January 1 of each year through 2028, according to an evergreen provision. Due to this provision, we reserved an additional 4,656,320 shares of our common stock in January 2019. At December 31, 2019, there were 15,395,809 shares available for grant.

Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cost of revenue	$2,817	$1,707	$281
Sales and marketing	16,032	6,911	1,579
Research and development	8,911	5,804	1,782
General and administrative	15,683	8,453	4,118
Total stock-based compensation expense	$43,443	$22,875	$7,760

At December 31, 2019, the total unrecognized stock-based compensation expense related to outstanding stock options was $24.3 million, which is expected to be recognized over an estimated remaining weighted average period of 2.1 years.
At December 31, 2019, the unrecognized stock-based compensation expense related to unvested awards of restricted stock was $1.7 million, which is expected to be recognized over an estimated remaining period of 1.0 year.
At December 31, 2019, the unrecognized stock-based compensation expense related to unvested RSUs was $59.4 million, which is expected to be recognized over an estimated remaining period of 3.1 years.
Stock Options
A summary of our stock option activity for the periods presented is below:

(in thousands, except for per share data and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,336	$2.77	7.2	$15,374
Granted	9,022	5.22
Exercised	(1,870)	1.62		7,667
Forfeited/canceled	(1,915)	3.21
Outstanding at December 31, 2017	14,573	4.38	8.2	77,020
Granted	6,108	15.17
Exercised	(740)	2.26		9,902
Forfeited/canceled	(722)	7.23
Outstanding at December 31, 2018	19,219	7.78	8.0	277,114
Granted	—	—
Exercised	(4,205)	4.53		98,378
Forfeited/canceled	(2,075)	10.63
Outstanding at December 31, 2019	12,939	8.38	7.1	201,608
Exercisable at December 31, 2019	6,473	6.04	6.4	116,016

At December 31, 2019, there were 12.9 million stock options outstanding that were vested and expected to vest.
In 2018 and 2017, we granted stock options to employees that vest over three to four years and had a per share weighted average grant date fair value of $6.84 and $2.48, respectively. Estimating the fair value of stock options using the Black-Scholes option-pricing model requires assumptions as to the estimated term of the option, the risk-free interest rate, the expected volatility of the price of our common stock, the expected dividend yield, and the fair value of our underlying common stock prior to our IPO.

Fair Value of Common Stock. Following our IPO, we use the market price of our common stock at the date of grant. Prior to our IPO, the lack of an active public market for our common stock required an estimate of the fair value of the common stock for granting stock options and restricted shares, and for determining stock-based compensation expense. Contemporaneous third-party valuations were obtained to assist in determining the fair value of our common stock. The contemporaneous valuations were performed in accordance with applicable methodologies, approaches and assumptions of the technical practice-aid issued by the American Institute of Certified Public Accountants Practice Aid entitled Valuation of Privately-Held Company Equity Securities Issued as Compensation.
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
Expected Dividend Yield. We have never declared or paid dividends and have no plans to do so in the foreseeable future.
The fair value of each stock option was estimated on the grant date based on the following assumptions:

	Year Ended December 31,
	2018	2017
Expected term (in years)	6.3	6.3
Expected volatility	41.3% — 43.3%	45.2% — 47.0%
Risk-free interest rate	2.7% — 2.9%	1.9% — 2.4%
Expected dividend yield	—	—
Expected forfeiture rate	—	—

Restricted Stock and Restricted Stock Units
A summary of our restricted stock and RSU activity is presented below:

	Restricted Stock		Restricted Stock Units
(in thousands, except for per share data and years)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	—	$—	—	$—
Granted	1,583	4.25	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested balance at December 31, 2017	1,583	4.25	—	—
Granted	—	—	1,200	18.75
Vested	(693)	4.25	—	—
Forfeited	—	—	(71)	16.27
Unvested balance at December 31, 2018	890	4.25	1,129	18.90
Granted	—	—	2,715	27.81
Vested	(395)	4.25	(479)	18.28
Forfeited	—	—	(471)	25.21
Unvested balance at December 31, 2019	495	4.25	2,894	26.34

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
2018 Employee Stock Purchase Plan
In 2018, our board of directors adopted, and our stockholders approved, our 2018 ESPP. The number of shares of common stock reserved for issuance under our 2018 ESPP automatically increases on January 1 of each year through 2028 according to an evergreen provision. Due to this provision, we reserved an additional 1,396,896 shares of our common stock in January 2019. At December 31, 2019, there were 4,620,087 shares available for grant.
Under our 2018 ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common stock at a discounted price, which is calculated at 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. The 2018 ESPP permits offerings up to 27 months in duration, with one or more purchase periods in each offering. Additionally, in cases where the fair market value of a share of our common stock on the first day of a new purchase period within an offering is less than or equal to the fair market value of a share of our common stock at the beginning of the offering, that offering will be terminated and participants will be automatically enrolled in a new offering with a new 24-month duration with purchase periods every six months.
In 2019, employees purchased 776,809 shares of our common stock at a weighted average price of $19.48 per share, resulting in cash proceeds to us of $15.1 million.
At December 31, 2019, there was $5.4 million of employee contributions to the 2018 ESPP included in accrued compensation. The unrecognized stock-based compensation expense related to our 2018 ESPP was $8.5 million, which is expected to be recognized over the remaining offering period of 1.7 years.

The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Year Ended December 31,
	2019	2018
Expected term (in years)	0.5 — 2.0	0.6 — 2.1
Expected volatility	34.4% — 44.6%	31.9% — 33.5%
Risk-free interest rate	1.5% — 2.5%	2.3% — 2.7%
Expected dividend yield	—	—

10. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net loss attributable to common stockholders	$(99,013)	$(73,955)	$(41,785)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	96,014	53,669	22,211
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.38)	$(1.88)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Stock options	12,939	19,219	14,573
Restricted stock units	2,894	1,129	—
Restricted shares	495	890	1,583
Shares to be issued under the 2018 ESPP	278	320	—
Redeemable convertible preferred stock	—	—	55,386
Total	16,606	21,558	71,542

11. Income Taxes
U.S. and international components of loss before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
U.S. (loss) income	$(21,644)	$1,429	$(29,357)
Foreign loss	(64,005)	(72,586)	(11,494)
Total loss before income taxes	$(85,649)	$(71,157)	$(40,851)

The components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current
Federal	$(224)	$—	$140
State	100	58	6
Foreign	9,245	2,306	898
Total current tax expense	9,121	2,364	1,044
Deferred
Foreign	4,243	—	(873)
Total deferred tax expense (benefit)	4,243	—	(873)
Total provision for income taxes	$13,364	$2,364	$171

The items accounting for the difference between income taxes computed at the federal statutory rate and our effective tax rate were as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	34.0%
State and local taxes	4.8	(1.5)	2.4
Research and development tax credit	3.1	1.9	3.0
Stock-based compensation	19.0	0.5	—
Uncertain tax positions	(0.5)	(1.0)	(0.2)
Foreign tax rate differential	(7.9)	(9.4)	(4.0)
Change in valuation allowance	(40.8)	(12.6)	2.7
Gain on sale of intellectual property	(12.3)	—	—
Transition tax	—	—	(2.7)
Revaluation of U.S. deferred income taxes	—	—	(34.5)
Other	(2.0)	(2.2)	(1.1)
Effective tax rate	(15.6)%	(3.3)%	(0.4)%

We maintain a valuation allowance on U.S. federal, state and foreign net deferred tax assets as the realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The components of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating losses	$65,494	$32,745
Deferred revenue	13,891	16,488
Stock-based compensation	10,032	5,581
Tax credits	7,585	5,320
Leases	10,451	2,436
Accrued compensation	918	697
Other	263	68
Total deferred tax assets	108,634	63,335
Valuation allowance	(82,237)	(47,266)
Net deferred tax assets	26,397	16,069
Deferred tax liabilities:
Deferred commissions	(15,003)	(13,273)
Property and equipment	(10,086)	(2,166)
Intangible assets	(919)	(353)
Other	(389)	(277)
Total deferred tax liabilities	(26,397)	(16,069)
Net deferred tax liabilities	$—	$—

At December 31, 2019, we had net operating loss (“NOL”) carryforwards for federal, state and foreign tax purposes of $186.0 million, $132.0 million, and $163.6 million, respectively, which will begin to expire in 2030, as well as $10.1 million of federal, state and foreign research and development tax credits, foreign tax credits, minimum tax credits and certain states’ job creation tax credits. The federal research and development and foreign tax credits will begin to expire in 2032 and the state job creation tax credits will begin to expire in 2020.
In December 2019, we sold acquired intellectual property through an intercompany transaction, which resulted in $6.3 million of current tax expense and $4.2 million of deferred tax expense in Israel.
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
At December 31, 2019 and 2018, the total amount of gross unrecognized tax benefits was $7.2 million and $4.8 million, respectively, which, if recognized, would impact our effective tax rate by less than $0.1 million in each year. Interest and penalties associated with uncertain tax positions recognized as a component of income tax expense were immaterial in 2019, 2018 and 2017.

The change in gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Unrecognized tax benefits at the beginning of the period	$4,814	$1,199	$736
Additions for tax positions in the current year	2,306	3,571	446
Increase in prior year positions	90	102	30
Decrease in prior year positions	(89)	(58)	(13)
Acquisitions	42	—	—
Unrecognized tax benefits at the end of the period	$7,163	$4,814	$1,199

We file income tax returns in the United States, including various state jurisdictions. Our subsidiaries file income tax returns in various foreign jurisdictions. Tax years after 2014 remain open to examination by the major taxing jurisdictions in which we are subject to tax. At December 31, 2019, we were not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.
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
12. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Americas	$243,616	$191,204	$138,876
Europe, Middle East and Africa	77,676	53,839	34,121
Asia Pacific	33,294	22,317	14,730
Revenue	$354,586	$267,360	$187,727

Customers located in the United States accounted for 63%, 67% and 69% of revenue in 2019, 2018 and 2017, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

	December 31,
(in thousands)	2019	2018
United States	$21,464	$6,487
International	5,383	4,861
Property and equipment, net	$26,847	$11,348

13. Benefit Plans
We maintain a contributory defined contribution 401(k) plan for our U.S. employees. We adopted a Safe Harbor Plan effective January 1, 2016, and as a result, company-matched contributions are fully vested. Additional contributory plans are in effect internationally. Our contribution expense for such plans was $6.2 million, $4.8 million and $3.3 million in 2019, 2018 and 2017, respectively.
14. Quarterly Results (unaudited)
The following tables summarize our unaudited quarterly consolidated statements of operations data for each of the eight quarters through the period ended December 31, 2019. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future, and the quarterly results are not necessarily indicative of the results that may be expected for the full year or any other period.

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$80,301	$85,384	$91,852	$97,049
Cost of revenue	13,226	13,918	15,245	18,429
Gross profit	67,075	71,466	76,607	78,620
Operating expenses:
Sales and marketing	52,689	56,015	56,699	62,632
Research and development	21,935	21,698	20,763	22,668
General and administrative	15,136	15,987	17,472	20,873
Total operating expenses	89,760	93,700	94,934	106,173
Loss from operations	(22,685)	(22,234)	(18,327)	(27,553)
Interest income, net	1,556	1,594	1,527	1,153
Other expense, net	(214)	(122)	(240)	(104)
Loss before income taxes	(21,343)	(20,762)	(17,040)	(26,504)
Provision for income taxes	97	866	600	11,801
Net loss	(21,440)	(21,628)	(17,640)	(38,305)
Accretion of Series A and B redeemable convertible preferred stock	—	—	—	—
Net loss attributable to common stockholders	$(21,440)	$(21,628)	$(17,640)	$(38,305)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.23)	$(0.18)	$(0.39)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$59,107	$63,592	$69,440	$75,221
Cost of revenue	8,728	9,879	12,161	12,399
Gross profit	50,379	53,713	57,279	62,822
Operating expenses:
Sales and marketing	39,588	41,826	44,550	47,380
Research and development	17,185	17,791	20,553	21,169
General and administrative	9,055	10,541	13,272	13,864
Total operating expenses	65,828	70,158	78,375	82,413
Loss from operations	(15,449)	(16,445)	(21,096)	(19,591)
Interest (expense) income, net	(26)	(23)	894	1,510
Other income (expense), net	18	(438)	(185)	(326)
Loss before income taxes	(15,457)	(16,906)	(20,387)	(18,407)
Provision for income taxes	431	244	482	1,207
Net loss	(15,888)	(17,150)	(20,869)	(19,614)
Accretion of Series A and B redeemable convertible preferred stock	(188)	(191)	(55)	—
Net loss attributable to common stockholders	$(16,076)	$(17,341)	$(20,924)	$(19,614)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.73)	$(0.28)	$(0.21)

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at December 31, 2019. We completed the acquisition of Indegy on December 2, 2019. Since we have not yet fully incorporated the internal controls and procedures of Indegy into our internal control over financial reporting, management excluded Indegy from its assessment of the effectiveness of our internal controls at December 31, 2019. Indegy represented less than 2% of our total assets at December 31, 2019 and less than 1% of our revenue and operating expenses in 2019.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting as of December 31, 2019, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
We implemented business combination controls in connection with our acquisition of Indegy. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors" and "Executive Officers" and is incorporated in this report by reference.
Item 11.    Executive Compensation
The information required by this item will be set forth in the Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation" and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in the Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors" and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement under the caption "Ratification of Selection of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2019	$188	$967	$(391)	$764
Year Ended December 31, 2018	160	149	(121)	188
Year Ended December 31, 2017	200	327	(367)	160
_______________
(1)    Consists of write-offs of uncollectible accounts, net of recoveries.

All other schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or the notes to the financial statements.

(a)(3) Exhibits
The following is a list of Exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Location

2.1
Share Purchase Agreement, dated as of December 2, 2019, by and between Tenable, Inc., Indegy Ltd., the shareholders of Indegy set forth on Schedule I to the Purchase Agreement and Shareholder Representative Services LLC, as the representative of Indegy’s shareholders and optionholders thereunder.
Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on December 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on June 29, 2018
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
4.2	Investors' Rights Agreement by and among Tenable Holdings, Inc. and certain of its stockholders, dated December 18, 2015	Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
4.3	Description of Common Stock of Tenable Holdings, Inc.	Filed herewith
10.1+	2016 Stock Incentive Plan and Irish Supplement and Forms of Option Grant Notice and Agreement and Exercise Notice and Form of Restricted Stock Grant Notice and Agreement thereunder, as amended to date	Previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018

10.2+	2012 Stock Incentive Plan and Form of Notice of Stock Option Grant and Form of Stock Option Agreement and Notice of Exercise and Common Stock Purchase Agreement thereunder, as amended to date	Previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.3+
2002 Stock Incentive Plan and Form of Notice of Option Grant and Form of Stock Option Agreement and Form of Notice of Stock Option Exercise and Form of Stock Award Agreement thereunder, as amended to date
Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.4+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Agreement and Restricted Stock Unit Grant Notice and Agreement thereunder	Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.5+	2018 Employee Stock Purchase Plan	Previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.6+	Form of Indemnification Agreement by and between Tenable Holdings, Inc. and each of its directors and executive officers	Previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.7+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Amit Yoran	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.8+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Vintz	Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.9+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and John G. Negron	Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.10+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Riddick	Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.11	Loan and Security Agreement, dated as of May 4, 2017, by and between Tenable Network Security, Inc. and Silicon Valley Bank	Previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.12#	Distribution Agreement, dated as of September 10, 2012, by and between Tenable Network Security, Inc. and Ingram Micro, Inc.	Previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
21.1	Subsidiaries of Tenable Holdings, Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	February 28, 2020	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer

Date:	February 28, 2020	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer

POWER OF ATTORNEY
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

Signature	Title	Date

/s/ Amit Yoran	Chairman and Chief Executive Officer	February 28, 2020
Amit Yoran	(Principal Executive Officer)

/s/ Stephen A. Vintz	Chief Financial Officer	February 28, 2020
Stephen A. Vintz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur W. Coviello, Jr.	Director	February 28, 2020
Arthur W. Coviello, Jr.

/s/ Kimberly L. Hammonds	Director	February 28, 2020
Kimberly L. Hammonds

/s/ John C. Huffard, Jr.	Director	February 28, 2020
John C. Huffard, Jr.

/s/ Jerry M. Kennelly	Director	February 28, 2020
Jerry M. Kennelly

/s/ Ping Li	Director	February 28, 2020
Ping Li

/s/ A. Brooke Seawell	Director	February 28, 2020
A. Brooke Seawell

/s/ Richard M. Wells	Director	February 28, 2020
Richard M. Wells

/s/ Linda K. Zecher	Director	February 28, 2020
Linda K. Zecher