Form 10-Q
period 2020-03-31
Tenable Holdings, Inc.
filed 2020-05-07
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐
Emerging growth company	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of May 1, 2020 was 100,080,320.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,769	$74,363
Short-term investments	118,924	137,904
Accounts receivable (net of allowance for doubtful accounts of $399 and $764 at March 31, 2020 and December 31, 2019, respectively)	74,378	94,827
Deferred commissions	28,751	28,499
Prepaid expenses and other current assets	25,632	27,369
Total current assets	355,454	362,962
Property and equipment, net	30,534	26,847
Deferred commissions (net of current portion)	41,991	43,766
Operating lease right-of-use assets	41,283	42,847
Acquired intangible assets, net	14,929	15,508
Goodwill	54,138	54,138
Other assets	11,245	12,544
Total assets	$549,574	$558,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,404	$1,732
Accrued expenses	14,536	8,436
Accrued compensation	23,357	36,634
Deferred revenue	270,916	274,348
Operating lease liabilities	4,866	5,209
Other current liabilities	750	1,284
Total current liabilities	318,829	327,643
Deferred revenue (net of current portion)	87,175	88,779
Operating lease liabilities (net of current portion)	40,301	40,663
Other liabilities	2,893	2,622
Total liabilities	449,198	459,707

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 100,003 and 98,587 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	1,000	986
Additional paid-in capital	687,311	662,990
Accumulated other comprehensive income	163	50
Accumulated deficit	(588,098)	(565,121)
Total stockholders’ equity	100,376	98,905
Total liabilities and stockholders’ equity	$549,574	$558,612
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenue	$102,648	$80,301
Cost of revenue	18,701	13,226
Gross profit	83,947	67,075
Operating expenses:
Sales and marketing	59,855	52,689
Research and development	26,831	21,935
General and administrative	18,933	15,136
Total operating expenses	105,619	89,760
Loss from operations	(21,672)	(22,685)
Interest income, net	734	1,556
Other expense, net	(960)	(214)
Loss before income taxes	(21,898)	(21,343)
Provision for income taxes	1,079	97
Net loss	$(22,977)	$(21,440)

Net loss per share, basic and diluted	$(0.23)	$(0.23)
Weighted-average shares used to compute net loss per share, basic and diluted	98,855	93,738
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net loss	$(22,977)	$(21,440)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities	113	21
Other comprehensive income	113	21
Comprehensive loss	$(22,864)	$(21,419)

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at December 31, 2019	98,587	$986	$662,990	$50	$(565,121)	$98,905
Exercise of stock options	635	6	3,972	—	—	3,978
Vesting of restricted stock units	403	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	378	4	7,303	—	—	7,307
Stock-based compensation	—	—	13,050	—	—	13,050
Other comprehensive income	—	—	—	113	—	113
Net loss	—	—	—	—	(22,977)	(22,977)
Balance at March 31, 2020	100,003	$1,000	$687,311	$163	$(588,098)	$100,376

Balance at December 31, 2018	93,126	$931	$586,940	$—	$(466,108)	$121,763
Exercise of stock options	2,638	26	9,852	—	—	9,878
Issuance of common stock under employee stock purchase plan	439	5	8,574	—	—	8,579
Stock-based compensation	—	—	9,408	—	—	9,408
Other comprehensive income	—	—	—	21	—	21
Net loss	—	—	—	—	(21,440)	(21,440)
Balance at March 31, 2019	96,203	$962	$614,774	$21	$(487,548)	$128,209
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(22,977)	$(21,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,678	1,622
Stock-based compensation	13,035	9,319
Deferred income taxes	41	—
Other	474	(284)
Changes in operating assets and liabilities:
Accounts receivable	20,813	11,104
Prepaid expenses and other current assets	1,663	1,374
Deferred commissions	1,523	(377)
Other assets	2,155	54
Accounts payable and accrued expenses	3,669	3,372
Accrued compensation	(13,277)	(7,233)
Deferred revenue	(5,036)	2,002
Other current liabilities	(535)	(429)
Other liabilities	266	42
Net cash provided by (used in) operating activities	4,492	(874)

Cash flows from investing activities:
Purchases of property and equipment	(614)	(2,306)
Purchases of short-term investments	(58,831)	(53,915)
Sales and maturities of short-term investments	78,175	41,750
Net cash provided by (used in) investing activities	18,730	(14,471)

Cash flows from financing activities:
Principal payments under finance lease obligations	(4)	(4)
Proceeds from stock issued in connection with the employee stock purchase plan	7,307	8,579
Proceeds from the exercise of stock options	3,978	9,878
Net cash provided by financing activities	11,281	18,453
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,097)	(258)
Net increase in cash and cash equivalents and restricted cash	33,406	2,850
Cash and cash equivalents and restricted cash at beginning of period	74,665	165,378
Cash and cash equivalents and restricted cash at end of period	$108,071	$168,228

Supplemental disclosure of cash flow information:
Cash paid for interest	$41	$24
Cash paid for income taxes	1,203	416
Supplemental cash flow information related to leases:
Operating cash payments for operating leases	$1,263	$1,195
Supplemental disclosure of non-cash flow investing and financing activities:
Construction in progress	$5,107	$186
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
The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information. The consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2019 Annual Report on Form 10-K ("10-K") filed with the Securities and Exchange Commission on February 28, 2020. The consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state our financial position, our results of operations, and cash flows.
The results for the three months ended March 31, 2020 are not necessarily indicative of the operating results expected for the year ending December 31, 2020 or any other future period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions, the useful lives of long-lived assets, the fair value of acquired intangible assets, the valuation of stock-based compensation, including the estimated underlying fair value of our common stock prior to our IPO, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ significantly from these estimates.
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the three months ended March 31, 2020, there were no material changes to our significant accounting policies other than those described below.
Recently Adopted Accounting Pronouncements
We adopted Accounting Standards Update ("ASU") No. 2016-13 — Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020 using the modified retrospective approach. The new standard replaces the previous incurred loss impairment methodology with a methodology that reflects current expected credit losses for financial assets, including trade receivables, which are not measured at fair value, through net income. Under the new standard, our allowance for doubtful accounts reflects our best estimate of expected future credit losses based on various factors, including our historical collection experience, age of accounts receivable balances, current conditions, reasonable and supportable forecasts of future economic conditions, as well as other factors that may impact our ability to collect our accounts receivable. Additionally, the new standard requires us to evaluate impairments of available-for-sale debt securities due to credit-related and non-credit-related factors. Identified credit-related impairments are recognized as a charge in the statement of operations. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
2. Revenue Recognition
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended March 31,
(in thousands)	2020	2019
Subscription revenue	$86,390	$64,737
Perpetual license and maintenance revenue	13,419	13,527
Professional services and other revenue	2,839	2,037
Revenue	$102,648	$80,301

Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 91%, and 90% of revenue through our channel network in the three months ended March 31, 2020 and 2019, respectively. One of our distributors accounted for 43% and 44% of revenue in the three months ended March 31, 2020 and 2019, respectively. That same distributor accounted for 41% and 40% of accounts receivable at March 31, 2020 and December 31, 2019, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended March 31, 2020 and 2019, we recognized revenue of $95.3 million and $74.6 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At March 31, 2020, the future estimated revenue related to unsatisfied performance obligations was $363.9 million, with approximately 75% expected to be recognized as revenue over the succeeding twelve months, and the remainder expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended March 31,
(in thousands)	2020	2019
Beginning balance	$72,265	$59,434
Capitalization of contract acquisition costs	6,121	6,626
Amortization of deferred contract acquisition costs	(7,644)	(6,249)
Ending balance	$70,742	$59,811

3. Cash and Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	March 31, 2020
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$40,395	$—	$—	$40,395
Total cash equivalents	$40,395	$—	$—	$40,395

Short-term investments:
Commercial paper	$52,984	$—	$—	$52,984
Corporate bonds	20,775	6	(109)	20,672
U.S. Treasury and agency obligations	45,002	266	—	45,268
Total short-term investments	$118,761	$272	$(109)	$118,924

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$13,588	$—	$—	$13,588
Commercial paper	8,987	—	—	8,987
Total cash equivalents	$22,575	$—	$—	$22,575

Short-term investments:
Commercial paper	$61,371	$—	$—	$61,371
Corporate bonds	23,856	14	(1)	23,869
U.S. Treasury and agency obligations	52,627	38	(1)	52,664
Total short-term investments	$137,854	$52	$(2)	$137,904

Gross unrealized losses were not material at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, we considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. Based on our assessment, we do not believe any unrealized losses represent credit losses at March 31, 2020.
At March 31, 2020, all of our short-term investments had maturities within the next twelve months.
At March 31, 2020 and December 31, 2019, cash and cash equivalents included $0.4 million of restricted cash, that was related to collateral for a lease and credit card deposits, and excluded $0.3 million of restricted cash, that was related to an account established as collateral for a lease arrangement and was included in other assets on the consolidated balance sheets.
4. Fair Value Measurements
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

•	Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$40,395	$—	$—	$40,395
	$40,395	$—	$—	$40,395

Short-term investments
Commercial paper	$—	$52,984	$—	$52,984
Corporate bonds	—	20,672	—	20,672
U.S. Treasury and agency obligations	—	45,268	—	45,268
	$—	$118,924	$—	$118,924

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$13,588	$—	$—	$13,588
Commercial paper	—	8,987	—	8,987
	$13,588	$8,987	$—	$22,575

Short-term investments
Commercial paper	$—	$61,371	$—	$61,371
Corporate bonds	—	23,869	—	23,869
U.S. Treasury and agency obligations	—	52,664	—	52,664
	$—	$137,904	$—	$137,904

We did not have any liabilities measured and recorded at fair value at March 31, 2020 or December 31, 2019.

5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Computer software and equipment	$21,763	$21,234
Furniture and fixtures	4,618	4,504
Leasehold improvements	21,701	16,953
Right-of-use assets under finance leases	1,866	1,866
Total	49,948	44,557
Less: accumulated depreciation and amortization	(19,414)	(17,710)
Property and equipment, net	$30,534	$26,847

Depreciation and amortization related to property and equipment was $2.0 million and $1.5 million in the three months ended March 31, 2020 and 2019, respectively.
6. Goodwill and Acquired Intangible Assets
On December 2, 2019, we acquired Indegy, Ltd. We have not yet finalized the allocation of the purchase price, which may change as additional information becomes available related to any working capital adjustment and income taxes.
At March 31, 2020 and December 31, 2019, our goodwill balance was $54.1 million, respectively.
Acquired intangible assets subject to amortization are as follows:

	March 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$17,325	$(2,563)	$14,762	$17,325	$(2,009)	$15,316
Trade name	200	(33)	167	200	(8)	192
	$17,525	$(2,596)	$14,929	$17,525	$(2,017)	$15,508

Amortization of acquired intangible assets was $0.6 million and $0.2 million in the three months ended March 31, 2020 and 2019, respectively.
At March 31, 2020, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2020(1)	$1,735
2021	2,306
2022	2,214
2023	2,214
2024	2,214
Thereafter	4,246
Total	$14,929
_______________
(1)    Represents the nine months ending December 31, 2020.

7. Leases
We have operating leases for office facilities and finance leases for computer and office equipment. The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating lease cost	$2,484	$981

Finance lease cost
Amortization of ROU assets	$110	$153
Interest on lease liabilities	2	2
Total finance lease cost	$112	$155

Rent expense for short-term leases in the three months ended March 31, 2020 and 2019 was not material.
Supplemental information related to leases was as follows:

	March 31, 2020	December 31, 2019
Operating leases
Weighted average remaining lease term	9.9 years	10.0 years
Weighted average discount rate	5.8%	5.8%

	Three Months Ended March 31,
(in thousands)	2020	2019
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$2,198
Finance leases	—	11

Maturities of operating lease liabilities at March 31, 2020 were as follows:

(in thousands)
Year ending December 31,
2020(1)	$3,866
2021	6,749
2022	6,985
2023	6,993
2024	7,129
Thereafter	50,935
Total lease payments	82,657
Less: Imputed interest	(22,985)
Less: Tenant incentives	(14,505)
Total	$45,167
_______________
(1)    Represents the nine months ending December 31, 2020.
8. Debt
There were no amounts outstanding under our $25.0 million revolving credit facility (“Credit Facility”) with Silicon Valley Bank in the three months ended March 31, 2020 or in 2019. Our borrowing capacity at March 31, 2020 was reduced by $2.5 million related to a standby letter of credit for the security deposit on our new headquarters lease.

In April 2020, the maturity date of the Credit Facility was extended by 60 days until July 3, 2020. Additionally, the Credit Facility was amended to increase the maximum amount of letters of credit that may be issued from $5.0 million to $6.5 million.
9. Stock-Based Compensation
Under the evergreen provision in our 2018 Equity Incentive Plan ("2018 Plan"), we reserved an additional 4,929,361 shares of our common stock for issuance in January 2020. At March 31, 2020, there were 17,555,416 shares available for grant under the 2018 Plan.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of revenue	$747	$652
Sales and marketing	4,496	3,366
Research and development	2,948	2,030
General and administrative	4,844	3,271
Total stock-based compensation expense	$13,035	$9,319

At March 31, 2020, the unrecognized stock-based compensation expense related to unvested restricted stock units was $134.5 million, which is expected to be recognized over an estimated remaining weighted average period of 3.4 years.
At March 31, 2020, the total unrecognized stock-based compensation expense related to outstanding stock options was $20.3 million, which is expected to be recognized over an estimated remaining weighted average period of 1.9 years.
At March 31, 2020, the unrecognized stock-based compensation expense related to unvested awards of restricted stock was $1.3 million, which is expected to be recognized over an estimated remaining period of 0.8 years.
Restricted Stock and Restricted Stock Units
A summary of our restricted stock and restricted stock units activity is presented below:

	Restricted Stock		Restricted Stock Units
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	495	$4.25	2,894	$26.34
Granted	—	—	3,082	28.00
Vested	(99)	4.25	(403)	29.14
Forfeited	—	—	(123)	26.16
Unvested balance at March 31, 2020	396	4.25	5,450	27.07

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for per share data and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	12,939	$8.38	7.1	$201,608
Granted	—	—
Exercised	(635)	6.27		12,383
Forfeited/canceled	(190)	10.78
Outstanding at March 31, 2020	12,114	8.45	7.0	162,596
Exercisable at March 31, 2020	6,783	6.12	6.5	106,847

At March 31, 2020, there were 12.1 million stock options that were vested and expected to vest.
2018 Employee Stock Purchase Plan
Under the evergreen provision in our 2018 Employee Stock Purchase Plan ("2018 ESPP"), we reserved an additional 1,478,808 shares of our common stock for issuance in January 2020. At March 31, 2020, there were 5,721,517 shares reserved for issuance under the 2018 ESPP.
In the three months ended March 31, 2020, employees purchased 377,378 shares of our common stock at a weighted average price of $19.36 per share, resulting in $7.3 million of cash proceeds.
At March 31, 2020, there was $1.7 million of employee contributions to the 2018 ESPP included in accrued compensation. The unrecognized stock-based compensation expense related to our 2018 ESPP was $8.7 million, which is expected to be recognized over the remaining weighted average period of 0.8 years.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Three Months Ended March 31,
	2020	2019
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	41.6% — 47.9%	35.4% — 44.6%
Risk-free interest rate	0.8% — 0.9%	2.5% — 2.6%
Expected dividend yield	—	—

10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net loss	$(22,977)	$(21,440)

Weighted-average shares used to compute net loss per share	98,855	93,738
Net loss per share, basic and diluted	$(0.23)	$(0.23)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2020	2019
Stock options	12,114	15,632
Restricted stock units	5,450	2,934
Restricted shares	396	791
Shares to be issued under the 2018 ESPP	87	65
Total	18,047	19,422

11. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Americas	$69,314	$56,091
Europe, Middle East and Africa	23,550	17,307
Asia Pacific	9,784	6,903
Revenue	$102,648	$80,301

Customers located in the United States accounted for 62%, and 65% of revenue in the three months ended March 31, 2020 and 2019, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	March 31, 2020	December 31, 2019
United States	$25,734	$21,464
International	4,800	5,383
Property and equipment, net	$30,534	$26,847

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and (2) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 10-K, filed with the Securities and Exchange Commission on February 28, 2020. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Our enterprise platform offerings include Tenable.io, which is our software as a service, or SaaS, offering and Tenable.sc, which is our on-premises offering, both of which provide organizations with applications purpose-built for areas of both traditional and modern attack surfaces, including IT infrastructure and applications, cloud environments and industrial Internet of things, or IoT, and operational technology, or OT, environments. These applications are designed with views, workflows and dashboards to help identify vulnerabilities, internal and regulatory compliance violations, misconfigurations and other cybersecurity issues, prioritize these issues for remediation, and provide insightful remediation guidance.
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
We have experienced rapid growth in recent years. Revenue in the three months ended March 31, 2020 and 2019 was $102.6 million and $80.3 million, respectively, representing respective year-over-year growth of 28%. Our net loss in the three months ended March 31, 2020 and 2019 was $23.0 million and $21.4 million, respectively, as we continue to invest in our business and market opportunity.

COVID-19 Update
We are closely monitoring the impact of the COVID-19 pandemic on our customers, partners, employees and service providers. The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain. While in the near-term we may experience reductions in our billing and revenue growth rates, we are proactively managing expenditures, including reductions of non-critical and discretionary expenses, while preserving strategic investment in sales capacity and research and development. This may result in improved leverage related to gross margins as well as sales and marketing, research and development, and general and administrative expenses as a percent of revenue. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the "Liquidity and Capital Resources" section below and “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Financial Highlights
Below are our key financial results:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenue	$102,648	$80,301
Loss from operations	(21,672)	(22,685)
Net loss	(22,977)	(21,440)
Net loss per share, basic and diluted	(0.23)	(0.23)
Net cash provided by (used in) operating activities	4,492	(874)
Purchases of property and equipment	(614)	(2,306)
Factors Affecting Our Performance
Product Leadership
Our enterprise platform offerings provide visibility into the broadest range of traditional and modern IT assets across cloud and on-premises environments. We are intensely focused on continued innovation and ongoing development of our enterprise platform offerings that empower organizations to understand and reduce their cyber exposure. Additionally, we continue to expand the capabilities of our Nessus products, specifically as they relate to the ability to scan for and detect the rapidly expanding volume of vulnerabilities.
We intend to continue to invest in our engineering capabilities and marketing activities to maintain our position in the highly-competitive market for cybersecurity solutions. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
New Enterprise Platform Customer Acquisition
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings and that our ability to continue to grow enterprise platform customers will increase future opportunities for renewals and follow-on sales. We believe that we have significant room to increase our market share.
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

Retaining and Expanding Revenue from Existing Customers
Our enterprise platform offerings utilize IT asset-based or IP address-based pricing models. Once enterprise customers have licensed our platform offerings, they typically seek broader coverage over their traditional IT assets, including networking infrastructure, desktops and on-premises servers. As customers launch new applications or migrate existing applications to the cloud and deploy web applications, containers, IoT and OT, they often increase the scope of their subscriptions and/or add additional perpetual licenses to our enterprise platforms.
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
Further, we plan to expand existing platform capabilities and launch new products, which we believe will drive new product purchases and follow-on purchases over time, thereby contributing to customer renewals. We believe that there is a significant opportunity to drive additional sales to existing customers, and we expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. However, our ability to increase sales to existing customers will depend on a number of factors, including satisfaction or dissatisfaction with our products and services, competition, pricing, current economic conditions or overall changes in our and our clients' spending levels.
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
Our adoption of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers at January 1, 2017 resulted in a $55.0 million increase in deferred revenue primarily related to the deferral of perpetual license revenue. This cumulative adjustment to deferred revenue at January 1, 2017 increased calculated current billings by $16.7 million, $11.8 million and $5.6 million in 2017, 2018 and 2019, respectively, and is expected to increase our calculated current billings by $1.9 million in 2020.
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue	$102,648	$80,301
Add: Deferred revenue (current), end of period	270,916	214,508
Less: Deferred revenue (current), beginning of period	(274,348)	(213,644)
Calculated current billings	$99,216	$81,165
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
Our use of free cash flow has limitations as an analytical tool and you should not consider it in isolation or as a substitute for an analysis of our results under GAAP. First, free cash flow is not a substitute for net cash flows from operating activities. Second, other companies may calculate free cash flow or similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison. Additionally, the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for a given period. Because of these and other limitations, you should consider free cash flow along with net cash provided by (used in) operating activities and our other GAAP financial measures.
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$4,492	$(874)
Purchases of property and equipment	(614)	(2,306)
Free cash flow(1)	$3,878	$(3,180)
_______________
(1)    Free cash flow included a reduction related to employee stock purchase plan activity of $3.7 million and $4.9 million in the three months ended March 31, 2020 and 2019, respectively. The three months ended March 31, 2020 also included $0.7 million of acquisition-related payments for Indegy and $0.1 million of capital expenditures for our new headquarters.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended March 31,
	2020	2019	Change (%)
Number of new enterprise platform customers added in period(1)	319	311	3%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At March 31,
	2020	2019	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	665	494	35%
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP loss from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Loss from operations	$(21,672)	$(22,685)
Stock-based compensation	13,035	9,319
Acquisition-related expenses	339	—
Amortization of acquired intangible assets	579	151
Non-GAAP loss from operations	$(7,719)	$(13,215)

Operating margin	(21)%	(28)%
Non-GAAP operating margin	(8)%	(16)%
Non-GAAP Net Loss and Non-GAAP Net Loss Per Share
We use non-GAAP net loss, which excludes the effect of stock-based compensation, acquisition-related expenses and amortization of acquired intangible assets, as well as the related tax impact, to calculate non-GAAP net loss per share. We believe that these non-GAAP measures provide important information to management and investors because they facilitate comparisons of our core operating results over multiple periods.
The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net loss and non-GAAP net loss per share:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2020	2019
Net loss	$(22,977)	$(21,440)
Acquisition-related expenses	339	—
Stock-based compensation	13,035	9,319
Tax impact of stock-based compensation(1)	198	(649)
Amortization of acquired intangible assets(2)	579	151
Non-GAAP net loss	$(8,826)	$(12,619)

Net loss per share, basic and diluted	$(0.23)	$(0.23)
Acquisition-related expenses	—	—
Stock-based compensation	0.13	0.10
Tax impact of stock-based compensation(1)	—	—
Amortization of acquired intangible assets(2)	0.01	—
Non-GAAP net loss per share, basic and diluted	$(0.09)	$(0.13)

Weighted-average shares used to compute net loss per share, basic and diluted	98,855	93,738
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for the applicable tax jurisdictions.
(2)    The tax impact of amortization of acquired intangible assets is not material.

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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expense. Operating expenses also include depreciation and amortization as well as allocated overhead costs, including IT and facilities costs.
Sales and Marketing
Sales and marketing expense consists of personnel costs, sales commissions, marketing programs, travel and entertainment, expenses for conferences and events and allocated overhead costs. We capitalize sales commissions, including related incremental fringe benefit costs, and recognize the expense over an estimated period of benefit, which ranges between three and four years for subscription arrangements and five years for perpetual license arrangements. Sales commissions on contract renewals are capitalized and amortized ratably over the contract term, with the exception of contracts with renewal periods that are one year or less, in which case the incremental costs are expensed as incurred. Sales commissions on professional services arrangements are expensed as incurred as the contractual period of these arrangements are generally less that one year.
We intend to continue to make investments in our sales and marketing teams to grow revenue, further penetrate the market and expand our global customer base. We expect our sales and marketing expense to continue to increase in absolute dollars and to be our largest operating expense category for the foreseeable future. However, as our revenue increases, we expect our sales and marketing expense to decrease as a percentage of our revenue over the long term. Our sales and marketing expense may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses, including sales commissions, which may fluctuate depending on the mix of sales and related expense recognition.
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
General and Administrative
General and administrative expense consists of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include travel and entertainment, professional fees, insurance, allocated overhead and acquisition-related costs.
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
Provision for Income Taxes
Provision for income taxes consists of income taxes in certain foreign jurisdictions in which we conduct business and the related withholding taxes on sales with customers. We have recorded deferred tax assets for which a full valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.
Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue	$102,648	$80,301
Cost of revenue(1)	18,701	13,226
Gross profit	83,947	67,075
Operating expenses:
Sales and marketing(1)	59,855	52,689
Research and development(1)	26,831	21,935
General and administrative(1)	18,933	15,136
Total operating expenses	105,619	89,760
Loss from operations	(21,672)	(22,685)
Interest income, net	734	1,556
Other expense, net	(960)	(214)
Loss before income taxes	(21,898)	(21,343)
Provision for income taxes	1,079	97
Net loss	$(22,977)	$(21,440)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of revenue	$747	$652
Sales and marketing	4,496	3,366
Research and development	2,948	2,030
General and administrative	4,844	3,271
Total stock-based compensation expense	$13,035	$9,319

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	($)	(%)
Revenue	$102,648	$80,301	$22,347	28%
The increase in revenue of $22.3 million was comprised of increases in subscription revenue of $21.6 million and professional services and other revenue of $0.8 million, partially offset by a decrease in perpetual license and maintenance revenue of $0.1 million. Revenue from existing customers comprised 35% of the increase, while the remaining increase was due to revenue from new customers since April 1, 2019. International revenue increased $10.6 million, or 37%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	($)	(%)
Cost of revenue	$18,701	$13,226	$5,475	41%
Gross profit	83,947	67,075	16,872	25%
Gross margin	82%	84%
The increase in cost of revenue of $5.5 million was primarily due to:

•	a $2.7 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io, as well as the launch of Tenable Lumin;

•	a $1.6 million increase in personnel costs primarily due to increased headcount, including a $0.1 million increase in stock-based compensation;

•	a $0.5 million increase in the amortization of internal use software;

•	a $0.4 million increase in the amortization of acquired intangible assets; and

•	a $0.3 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	($)	(%)
Sales and marketing	$59,855	$52,689	$7,166	14%
The increase in sales and marketing expense of $7.2 million was primarily due to:

•	a $4.7 million increase in personnel costs largely associated with an increase in headcount, including a $1.1 million increase in stock-based compensation;

•	a $1.0 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;

•	a $0.9 million increase in allocated overhead costs, primarily facilities costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis;

•	a $0.3 million net increase in selling expenses, including travel and meeting costs and the costs of software subscriptions; and

•	a $0.1 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts aimed at acquiring new customers.
Research and Development

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	($)	(%)
Research and development	$26,831	$21,935	$4,896	22%
The increase in research and development expense of $4.9 million was primarily due to:

•
a $3.2 million increase in personnel costs largely associated with an increase in headcount, including a $1.2 million decrease in development costs that were capitalized for internal use software and a $0.8 million increase in stock-based compensation;

•	a $0.8 million increase in travel and meeting costs; and

•
a $0.7 million increase in allocated overhead costs, primarily facilities costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; partially offset by

•	a $0.3 million decrease in third-party cloud infrastructure costs related to the development of new and future offerings.
General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	($)	(%)
General and administrative	$18,933	$15,136	$3,797	25%
The increase in general and administrative expense of $3.8 million was primarily due to:

•	a $2.7 million increase in personnel costs largely associated with an increase in headcount, including a $1.6 million increase in stock-based compensation;

•	a $0.5 million increase in increase in allocated overhead costs, primarily facilities costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis;

•	a $0.4 million increase in professional fees, primarily related to external accounting and legal costs; and

•	a $0.3 million increase in increase in acquisition-related expenses.
Liquidity and Capital Resources
At March 31, 2020, we had cash and cash equivalents consisting of bank deposits and money market funds of $107.8 million and short-term investments consisting of commercial paper, U.S Treasury and agency obligations and corporate bonds of $118.9 million.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses from our operations as reflected by our accumulated deficit of $588.1 million at March 31, 2020.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At March 31, 2020, we had deferred revenue of $358.1 million, of which $270.9 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. We expect to continue incurring operating losses. We have generated negative cash flows from operations and negative free cash flow in the past and may generate positive and negative cash flows from operations and free cash flow in the near-term. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, the timing of introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. In 2020, we expect capital expenditures related to our new corporate headquarters to be approximately $17.0 million and we expect to receive $12.5 million in tenant improvement reimbursements.
The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. We also do not yet know the full effects of COVID-19 pandemic may have on our partners, customers and service providers. Accordingly, the current results and financial conditions discussed herein may not be indicative of our future operating results and trends. See the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q.
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
Credit Facility
In May 2017, we entered into a $25.0 million revolving credit facility ("Credit Facility") with Silicon Valley Bank. To date, we have not had any amounts outstanding under the Credit Facility. Our borrowing capacity is reduced by $2.5 million related to a standby letter of credit for the security deposit on our new headquarters lease.
The Credit Facility contains customary conditions to borrowing, events of default and covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization adjusted to add changes in deferred revenue in the period and a minimum current ratio level. We were in compliance with all covenants at March 31, 2020.
In April 2020, the maturity date of the Credit Facility was extended by 60 days until July 3, 2020. Additionally, the Credit Facility was amended to increase the maximum amount of letters of credit that may be issued from $5.0 million to $6.5 million.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$4,492	$(874)
Net cash provided by (used in) investing activities	18,730	(14,471)
Net cash provided by financing activities	11,281	18,453
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,097)	(258)
Net increase in cash and cash equivalents and restricted cash	$33,406	$2,850
Operating Activities
In the three months ended March 31, 2020, net cash provided by operating activities was $4.5 million, which primarily consisted of our $23.0 million loss, adjusted for stock-based compensation expense of $13.0 million and depreciation and amortization of $2.7 million, as well as a net cash inflow of $11.2 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $20.8 million decrease in accounts receivable due to collections from customers, partially offset by a $13.3 million decrease in accrued compensation, including $3.7 million related to employee stock purchase plan activity, and quarterly bonuses and commissions earned in the fourth quarter of 2019 that were paid in the first quarter of 2020.
In the three months ended March 31, 2019, net cash used in operating activities was $0.9 million, which primarily consisted of our $21.4 million loss, adjusted for stock-based compensation expense of $9.3 million and depreciation and amortization of $1.6 million, as well as a net cash inflow of $9.9 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to an $11.1 million decrease in accounts receivable due to collections from customers and a $2.0 million increase in deferred revenue from increased subscription sales as a majority of our customers are invoiced in advance. The net inflow from changes in operating assets and liabilities was partially offset by a $7.2 million decrease in accrued compensation, including $4.9 million related to employee stock purchase plan activity, and quarterly bonuses and commissions earned in the fourth quarter of 2018 that were paid in the first quarter of 2019.
Investing Activities
Net cash provided by investing activities increased by $33.2 million, primarily due to a $31.5 million increase in sales and maturities, net of purchases, of short-term investments in commercial paper, U.S. Treasury and agency obligations and corporate bonds, in addition to a $1.7 million decrease in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities decreased by $7.2 million, primarily due to $5.9 million and $1.3 million of decreases in proceeds from stock issued in connection with the exercise of stock options and the employee stock purchase plan, respectively.
Contractual Obligations
At March 31, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in our 10-K.
Off-Balance Sheet Arrangements
At March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Recently Issued Accounting Pronouncements
Refer to Note 1 to our consolidated financial statements for more information regarding recently issued accounting pronouncements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, including interest rate, foreign currency exchange and inflation risks.
Interest Rate Risk
At March 31, 2020, we had cash and cash equivalents of $107.8 million, consisting of cash deposits and money market funds. We also had short-term investments of $118.9 million, consisting of commercial paper, U.S. treasury and agency securities, and corporate bonds. Our investments are carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Risks Related to Our Business and Industry
Our business, operations and financial performance may be adversely and materially affected by the evolving and ongoing COVID-19 pandemic.
Our business, operations and financial performance could be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization as a pandemic, and such affect could be material. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and in countries in which we operate that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for our global workforce, including at our headquarters in Columbia, Maryland, which is currently subject to an order that requires all non-essential businesses to cease in-person operations, and we have suspended work-related travel and in-person customer and sales interactions.
Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic may adversely affect our business and our ability to generate sales of, and revenues from, our enterprise platform offerings. For example, substantially all of our field sales and other professional services are now being conducted remotely, and while we do not yet know if such remote operations will affect our ability to attract, retain or upsell customers, we anticipate that our revenue growth could be adversely impacted by the COVID-19 pandemic and weak global economic conditions.
We also do not yet know the full effects of COVID-19 pandemic on our partners, customers and service providers. Health concerns and political or governmental developments in response to COVID-19 could create or contribute to economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate. As a result, existing and potential customers have and may continue to choose to reduce or delay technology spending in response to the COVID-19 pandemic, or attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results, financial condition and prospects. Because our enterprise platform offerings are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our partners and customers, or the global economy as a whole. However, while the COVID-19 pandemic did not have a significant impact on our results of operations during the three months ended March 31, 2020, we anticipate that the pandemic could adversely affect our revenue growth and financial results beginning in the second quarter of 2020, which may continue into the third quarter of 2020 and beyond, and such affect could be material. Weak global economic conditions also may exacerbate the ongoing impact of the pandemic.
In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
We have a history of losses and may not achieve or maintain profitability in the future.
We have historically incurred net losses, including net losses of $23.0 million and $21.4 million in the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $588.1 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Further, we do not yet know the full effects of the COVID-19 pandemic which increases the difficulty in predicting future results of operations.
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
From the three months ended March 31, 2019 to the three months ended March 31, 2020, our revenue grew from $80.3 million to $102.6 million, representing year over year growth of 28%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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
We recognize substantially all of our revenue ratably over the terms of our subscriptions with customers, which generally occurs over a one-year period and, for our perpetual licenses, over a five-year expected period of benefit. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period, including as a result of the COVID-19 pandemic, may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. This also makes it difficult for us to rapidly increase our revenue growth through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.
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
Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the potential impact of the COVID-19 pandemic on our business and that of our partners and customers;

•	the level of demand for our enterprise platform;

•	the introduction of new products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for solutions offered by us or our competitors;

•	the rate of renewal of subscriptions, and extent of expansion of assets under such subscriptions, with existing customers;

•	the mix of customers licensing our products on a subscription basis as compared to a perpetual license;

•	large customers failing to renew their subscriptions;

•	the size, timing and terms of our subscription agreements with new customers;

•	our ability to interoperate our solutions with our customers’ network and security infrastructure;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	network outages, security breaches, technical difficulties or interruptions with our solutions;

•	changes in the growth rate of the markets in which we compete;

•	the length of the license term, amount prepaid and other material terms of subscriptions to our solutions sold during a period;

•	customers delaying purchasing decisions in anticipation of new developments or enhancements by us or our competitors or otherwise;

•	changes in customers’ budgets;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our customers;

•	our ability to increase, retain and incentivize the channel partners that market and sell our solutions;

•	our ability to integrate our solutions with our ecosystem partners’ technology;

•	our ability to integrate any future acquisitions of businesses;

•	our brand and reputation;

•	the timing of our adoption of new or revised accounting pronouncements applicable to public companies and the impact on our results of operations;

•	our ability to control costs, including our operating expenses, such as third-party cloud infrastructure costs and facilities costs;

•	our ability to hire, train and maintain our direct sales force;

•	unforeseen litigation and intellectual property infringement;

•	fluctuations in our effective tax rate;

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate; and

•	other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events.
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
Our subscription offerings are term-based and a majority of our subscription contracts are for one year in duration. In order for us to maintain or improve our results of operations, it is important that a high percentage of our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, including the economic impacts of the ongoing COVID-19 pandemic, and the other risk factors described in this Quarterly Report on Form 10-Q. Additionally, many of our customers, including certain top customers, have the right to terminate their agreements with us for convenience and for other reasons. We cannot assure you that customers will maintain their agreements with us, renew subscriptions or increase their usage of our software. If our customers do not maintain or renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be harmed.

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
We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 984 employees as of December 31, 2017 to 1,493 employees as of March 31, 2020. We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to significantly expand our operations and headcount in the near term. Our growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our solutions and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. We could also face inefficiencies or service disruptions as a result of our efforts to maintain and scale our domestic and international facilities, and additional facilities may not be available to us on commercially reasonable terms, or at all. Any of these difficulties could adversely impact our business performance and results of operations.
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
Similarly, there are a number of federal and state level legislative proposals in the United States that could impose new obligations on us. For example, California recently enacted the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020 and creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, which could include our employees residing in California based on the broad definitions in the law, to provide such consumers new ways to opt out of certain sales of personal information and to allow for new causes of action for data breaches. In addition, some countries are considering or have passed legislation implementing more onerous data protection requirements or requiring local storage and processing of data or other requirements that could increase the cost and complexity of delivering our services.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the three months ended March 31, 2020 and 2019, we derived 91% and 90%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 43% and 44% of our revenue in the three months ended March 31, 2020 and 2019, respectively, and 41% of our accounts receivable as of March 31, 2020. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of the COVID-19 pandemic, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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
Further, governmental and highly regulated entities often require contract terms that differ from our standard customer arrangements, including terms that can lead to those customers obtaining broader rights in our solutions than would be expected under a standard commercial contract and terms that can allow for early termination. The U.S. government will be able to terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions would generally enable us to recover only our costs incurred or committed, settlement expenses, and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and would make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Contracts with governmental and highly regulated entities may also include preferential pricing terms. In the United States, federal government agencies may promulgate regulations, and the President may issue executive orders, requiring federal contractors to adhere to different or additional requirements after a contract is signed. If we do not meet applicable requirements of law or contract, we could be subject to significant liability from our customers or regulators. Even if we do meet these requirements, the additional costs associated with providing our enterprise platform to government and highly regulated customers could harm our operating results. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could harm our ability to efficiently provide them access to our enterprise platform and to grow or maintain our customer base. In addition, engaging in sales activities to foreign governments introduces additional compliance risks, including risks specific to anti bribery regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.K. Bribery Act 2010 and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. Further, in some jurisdictions we may be required to obtain government certifications, which may be costly to maintain and, if we lost such certifications in the future or if such certification requirements changed, would restrict our ability to sell to government entities until we have attained such certifications.
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
Subscriptions and perpetual licenses to our enterprise platform are generally priced based on the number of IP addresses or total IT assets that can be monitored. We expect that we may need to change our pricing from time to time. As competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts and, as the amount of IT assets or IP addresses within our customers' organization grows, we may face additional pressure from our customers regarding our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could adversely affect our business, revenue, operating margins, and financial condition.
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
Our new offerings or enhancements and changes to our existing offerings could fail to attain sufficient market acceptance for many reasons, including:

•	failure to predict market demand accurately in terms of functionality and to supply offerings that meets this demand in a timely fashion;

•	defects, errors or failures;

•	negative publicity about their performance or effectiveness;

•	delays in releasing our new offerings or enhancements to our existing offerings to the market;

•	introduction or anticipated introduction of competing products by our competitors;

•	poor business conditions for our customers, including as a result of the COVID-19 pandemic, causing them to delay IT purchases; and

•	reluctance of customers to purchase cloud-based offerings.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 38% and 35% of our revenue in the three months ended March 31, 2020 and 2019, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

•	increased management, infrastructure and legal costs associated with having international operations;

•	reliance on channel partners;

•
trade and foreign exchange restrictions, including potential changes in trade relations arising from policy initiatives implemented by the current U.S. administration, which has been critical of existing and proposed trade agreements;

•
economic or political instability in foreign markets, including instability related to the United Kingdom’s recent exit from the European Union and the corresponding impact on its ongoing legal, political, and economic relationship with the European Union and the COVID-19 pandemic;

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
Our ability to increase our customer base and achieve broader market acceptance of our Cyber Exposure solutions will depend to a significant extent on our ability to expand our sales and marketing operations. We plan to continue expanding our sales force and our third-party channel partner network of distributors and resellers both domestically and internationally; however, there is no assurance that we will be successful in attracting and retaining talented sales personnel or strategic partners or that any new sales personnel or strategic partners will be able to achieve productivity in a reasonable period of time or at all. We also plan to dedicate significant resources to sales and marketing programs, including through electronic marketing campaigns and, when deemed safe to do so, trade event sponsorship and participation. All of these efforts will require us to invest significant financial and other resources and our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue.
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
Our corporate headquarters are located in Columbia, Maryland. The area around Washington, D.C. could be subject to terrorist attacks. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. Our employees are temporarily working remotely due to the COVID-19 pandemic, which may post additional security risks. In the event of a major hurricane, earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic, such as the COVID-19 pandemic, that impacts our corporate headquarters, other facilities, or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.
Recent and future acquisitions could disrupt our business and adversely affect our business operations and financial results.
We have in the past acquired products, technologies and businesses from other parties, such as our recent acquisition of Indegy, Ltd. in December 2019, and we may choose to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions, including the Indegy acquisition, involve many risks, including the following:

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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could impact our financial statements.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions, useful lives of long-lived assets, the valuation of stock-based compensation, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
As of December 31, 2019, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $186.0 million, $132.0 million, and $163.6 million, respectively, available to offset future taxable income, some of which begin to expire in 2030. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.
In addition, under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use its NOLs if one or more stockholders or groups of stockholders that own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Based upon an analysis as of December 31, 2019, we determined that we do not expect these limitations to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occurred after such date, or occur in the future, our ability to use our NOLs may be further limited. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.
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
U.S. Federal tax reform commonly referred to as the Tax Cuts and Jobs Act, or TCJA, enacted many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the TCJA or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax legislation. We continue to examine the impact that the TCJA may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could materially impact our financial results.
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
As of March 31, 2020, we had 20 issued patents and eight patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" names and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including very recently in connection with the ongoing COVID-19 pandemic. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

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
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly as we are no longer an "emerging growth company" as of December 31, 2019. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired, and are in the process of hiring, additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
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
Being a public company under these new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage in the future. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our Board of Directors, particularly to serve on our audit committee and compensation committee.
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
We are obligated to maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We have been and are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose significant changes made in our internal control procedures on a quarterly basis.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive forum provisions, if permitted by applicable law, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers or other employees. If a court were to find these exclusive forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition.
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
Items 3, 4 and 5 are not applicable and have been omitted.

Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on June 29, 2018
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.1	First Amendment to Loan and Security Agreement, dated as of April 22, 2020, by and between Tenable, Inc. and Silicon Valley Bank	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	May 7, 2020	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)