Form 10-Q
period 2020-06-30
Tenable Holdings, Inc.
filed 2020-07-30
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of July 24, 2020 was 101,263,716.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,467	$74,363
Short-term investments	105,634	137,904
Accounts receivable (net of allowance for doubtful accounts of $297 and $764 at June 30, 2020 and December 31, 2019, respectively)	81,782	94,827
Deferred commissions	29,620	28,499
Prepaid expenses and other current assets	26,298	27,369
Total current assets	379,801	362,962
Property and equipment, net	35,144	26,847
Deferred commissions (net of current portion)	42,148	43,766
Operating lease right-of-use assets	40,476	42,847
Acquired intangible assets, net	14,350	15,508
Goodwill	54,138	54,138
Other assets	9,779	12,544
Total assets	$575,836	$558,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$429	$1,732
Accrued expenses	7,909	8,436
Accrued compensation	31,360	36,634
Deferred revenue	274,953	274,348
Operating lease liabilities	5,347	5,209
Other current liabilities	783	1,284
Total current liabilities	320,781	327,643
Deferred revenue (net of current portion)	90,356	88,779
Operating lease liabilities (net of current portion)	48,678	40,663
Other liabilities	4,853	2,622
Total liabilities	464,668	459,707

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 101,127 and 98,587 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	1,011	986
Additional paid-in capital	710,066	662,990
Accumulated other comprehensive income	149	50
Accumulated deficit	(600,058)	(565,121)
Total stockholders’ equity	111,168	98,905
Total liabilities and stockholders’ equity	$575,836	$558,612
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$107,209	$85,384	$209,857	$165,685
Cost of revenue	19,142	13,918	37,843	27,144
Gross profit	88,067	71,466	172,014	138,541
Operating expenses:
Sales and marketing	55,443	56,015	115,298	108,704
Research and development	25,310	21,698	52,141	43,633
General and administrative	17,879	15,987	36,812	31,123
Total operating expenses	98,632	93,700	204,251	183,460
Loss from operations	(10,565)	(22,234)	(32,237)	(44,919)
Interest income, net	455	1,594	1,189	3,150
Other expense, net	(298)	(122)	(1,258)	(336)
Loss before income taxes	(10,408)	(20,762)	(32,306)	(42,105)
Provision for income taxes	1,552	866	2,631	963
Net loss	$(11,960)	$(21,628)	$(34,937)	$(43,068)

Net loss per share, basic and diluted	$(0.12)	$(0.23)	$(0.35)	$(0.45)
Weighted-average shares used to compute net loss per share, basic and diluted	100,209	95,820	99,532	94,785
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(11,960)	$(21,628)	$(34,937)	$(43,068)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(14)	59	99	80
Other comprehensive (loss) income	(14)	59	99	80
Comprehensive loss	$(11,974)	$(21,569)	$(34,838)	$(42,988)

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at March 31, 2020	100,003	$1,000	$687,311	$163	$(588,098)	$100,376
Exercise of stock options	959	10	6,986	—	—	6,996
Vesting of restricted stock units	165	1	(1)	—	—	—
Stock-based compensation	—	—	15,770	—	—	15,770
Other comprehensive loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(11,960)	(11,960)
Balance at June 30, 2020	101,127	$1,011	$710,066	$149	$(600,058)	$111,168

Balance at December 31, 2019	98,587	$986	$662,990	$50	$(565,121)	$98,905
Exercise of stock options	1,594	16	10,958	—	—	10,974
Vesting of restricted stock units	568	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	378	4	7,303	—	—	7,307
Stock-based compensation	—	—	28,820	—	—	28,820
Other comprehensive income	—	—	—	99	—	99
Net loss	—	—	—	—	(34,937)	(34,937)
Balance at June 30, 2020	101,127	$1,011	$710,066	$149	$(600,058)	$111,168

Balance at March 31, 2019	96,203	$962	$614,774	$21	$(487,548)	$128,209
Exercise of stock options	604	6	2,843	—	—	2,849
Vesting of restricted stock units	1	—	—	—	—	—
Stock-based compensation	—	—	11,470	—	—	11,470
Other comprehensive income	—	—	—	59	—	59
Net loss	—	—	—	—	(21,628)	(21,628)
Balance at June 30, 2019	96,808	$968	$629,087	$80	$(509,176)	$120,959

Balance at December 31, 2018	93,126	$931	$586,940	$—	$(466,108)	$121,763
Exercise of stock options	3,242	32	12,695	—	—	12,727
Vesting of restricted stock units	1	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	439	5	8,574	—	—	8,579
Stock-based compensation	—	—	20,878	—	—	20,878
Other comprehensive income	—	—	—	80	—	80
Net loss	—	—	—	—	(43,068)	(43,068)
Balance at June 30, 2019	96,808	$968	$629,087	$80	$(509,176)	$120,959
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(34,937)	$(43,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,268	3,089
Stock-based compensation	28,701	20,692
Other	606	(1,022)
Changes in operating assets and liabilities:
Accounts receivable	13,512	(658)
Prepaid expenses and other current assets	1,058	1,673
Deferred commissions	497	(2,432)
Other assets	13,177	(1,209)
Accounts payable and accrued expenses	(3,023)	5,646
Accrued compensation	(5,274)	(3,092)
Deferred revenue	2,182	17,430
Other current and noncurrent liabilities	(276)	(46)
Net cash provided by (used in) operating activities	21,491	(2,997)

Cash flows from investing activities:
Purchases of property and equipment	(11,004)	(5,335)
Purchases of short-term investments	(91,908)	(102,453)
Sales and maturities of short-term investments	124,675	110,750
Net cash provided by investing activities	21,763	2,962

Cash flows from financing activities:
Proceeds from loan agreement	2,000	—
Principal payments under finance lease obligations	(8)	(8)
Proceeds from stock issued in connection with the employee stock purchase plan	7,307	8,579
Proceeds from the exercise of stock options	10,974	12,727
Net cash provided by financing activities	20,273	21,298
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,463)	(716)
Net increase in cash and cash equivalents and restricted cash	62,064	20,547
Cash and cash equivalents and restricted cash at beginning of period	74,665	165,378
Cash and cash equivalents and restricted cash at end of period	$136,729	$185,925

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$49
Cash paid for income taxes	2,728	1,111
Supplemental cash flow information related to leases:
Operating cash payments for operating leases	$2,595	$2,286
Supplemental disclosure of non-cash flow investing activities:
Construction in progress	$1,199	$611
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
The results for the six months ended June 30, 2020 are not necessarily indicative of the operating results expected for the year ending December 31, 2020 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the six months ended June 30, 2020, there were no material changes to our significant accounting policies other than those described below.
Recently Adopted Accounting Pronouncements
We adopted Accounting Standards Update ("ASU") No. 2016-13 — Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020 using the modified retrospective approach. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. The new standard replaces the previous incurred loss impairment methodology with a methodology that reflects current expected credit losses for financial assets, including trade receivables, which are not measured at fair value, through net income. Under the new standard, our allowance for doubtful accounts reflects our best estimate of expected future credit losses based on various factors, including our historical collection experience, age of accounts receivable balances, current conditions, reasonable and supportable forecasts of future economic conditions, as well as other factors that may impact our ability to collect our accounts receivable. However, given the uncertainty caused by the COVID-19 pandemic or other factors, these estimates may change and future credit losses may differ from our estimates. Additionally, the new standard requires us to evaluate impairments of available-for-sale debt securities due to credit-related and non-credit-related factors. Identified credit-related impairments would be recognized as a charge in the statement of operations.
2. Revenue Recognition
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Subscription revenue	$92,010	$69,370	$178,400	$134,107
Perpetual license and maintenance revenue	12,179	13,553	25,598	27,080
Professional services and other revenue	3,020	2,461	5,859	4,498
Revenue	$107,209	$85,384	$209,857	$165,685

Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 91% of revenue through our channel network in the three and six months ended June 30, 2020 and 90% of revenue in the three and six months ended June 30, 2019. One of our distributors accounted for 43% of revenue in each of the three and six months ended June 30, 2020 and 2019. That same distributor accounted for 40% of accounts receivable at June 30, 2020 and December 31, 2019.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, we recognized revenue of $99.5 million, $78.3 million, $175.0 million and $136.7 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At June 30, 2020, the future estimated revenue related to unsatisfied performance obligations was $378.2 million, of which approximately 74% is expected to be recognized as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Beginning balance	$70,742	$59,811	$72,265	$59,434
Capitalization of contract acquisition costs	8,892	8,608	15,013	15,234
Amortization of deferred contract acquisition costs	(7,866)	(6,553)	(15,510)	(12,802)
Ending balance	$71,768	$61,866	$71,768	$61,866

3. Cash and Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	June 30, 2020
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$55,178	$—	$—	$55,178
Total cash equivalents	$55,178	$—	$—	$55,178

Short-term investments:
Commercial paper	$48,573	$—	$—	$48,573
Corporate bonds	11,769	56	—	11,825
U.S. Treasury and agency obligations	45,143	93	—	45,236
Total short-term investments	$105,485	$149	$—	$105,634

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$13,588	$—	$—	$13,588
Commercial paper	8,987	—	—	8,987
Total cash equivalents	$22,575	$—	$—	$22,575

Short-term investments:
Commercial paper	$61,371	$—	$—	$61,371
Corporate bonds	23,856	14	(1)	23,869
U.S. Treasury and agency obligations	52,627	38	(1)	52,664
Total short-term investments	$137,854	$52	$(2)	$137,904

Gross unrealized losses were not material at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, we considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. Based on our assessment, we do not believe any unrealized losses represent credit losses at June 30, 2020.
At June 30, 2020, all of our short-term investments had maturities within the next twelve months.
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

•	Level 3 — Unobservable inputs.

The following tables summarize assets that are measured at fair value on a recurring basis:

	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$55,178	$—	$—	$55,178
	$55,178	$—	$—	$55,178

Short-term investments
Commercial paper	$—	$48,573	$—	$48,573
Corporate bonds	—	11,825	—	11,825
U.S. Treasury and agency obligations	—	45,236	—	45,236
	$—	$105,634	$—	$105,634

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$13,588	$—	$—	$13,588
Commercial paper	—	8,987	—	8,987
	$13,588	$8,987	$—	$22,575

Short-term investments
Commercial paper	$—	$61,371	$—	$61,371
Corporate bonds	—	23,869	—	23,869
U.S. Treasury and agency obligations	—	52,664	—	52,664
	$—	$137,904	$—	$137,904

We did not have any liabilities measured and recorded at fair value at June 30, 2020 or December 31, 2019.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Computer software and equipment	$22,160	$21,234
Furniture and fixtures	6,200	4,504
Leasehold improvements	25,093	16,953
Right-of-use assets under finance leases	1,583	1,866
Total	55,036	44,557
Less: accumulated depreciation and amortization	(19,892)	(17,710)
Property and equipment, net	$35,144	$26,847

Depreciation and amortization related to property and equipment was $2.0 million, $1.3 million, $4.0 million and $2.8 million in the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, respectively.

6. Goodwill and Acquired Intangible Assets
On December 2, 2019, we acquired Indegy, Ltd. We have not yet finalized the allocation of the purchase price, which may change as additional information becomes available related to any working capital adjustment and income taxes.
Acquired intangible assets subject to amortization are as follows:

	June 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$17,325	$(3,117)	$14,208	$17,325	$(2,009)	$15,316
Trade name	200	(58)	142	200	(8)	192
	$17,525	$(3,175)	$14,350	$17,525	$(2,017)	$15,508

Amortization of acquired intangible assets was $0.6 million, $0.1 million, $1.2 million and $0.3 million in the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, respectively.
At June 30, 2020, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2020(1)	$1,156
2021	2,306
2022	2,214
2023	2,214
2024	2,214
Thereafter	4,246
Total	$14,350
_______________
(1)    Represents the six months ending December 31, 2020.
7. Leases
We have operating leases for office facilities and finance leases for computer and office equipment. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$2,327	$1,100	$4,811	$2,081

Finance lease cost
Amortization of ROU assets	$76	$155	$186	$308
Interest on lease liabilities	1	1	3	3
Total finance lease cost	$77	$156	$189	$311

Rent expense for short-term leases in the three and six months ended June 30, 2020 and 2019 was not material.

Supplemental information related to leases was as follows:

	June 30, 2020	December 31, 2019
Operating leases
Weighted average remaining lease term	10.3 years	10.0 years
Weighted average discount rate	5.7%	5.8%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
ROU assets obtained in exchange for lease obligations
Operating leases	$704	$—	$704	$2,198
Finance leases	—	—	—	11

In the three and six months ended June 30, 2020, we received proceeds from lease incentives of $8.6 million.
Maturities of operating lease liabilities at June 30, 2020 were as follows:

(in thousands)
Year ending December 31,
2020(1)	$2,558
2021	7,195
2022	7,300
2023	6,997
2024	7,151
Thereafter	50,952
Total lease payments	82,153
Less: Imputed interest	(22,521)
Less: Tenant incentives	(5,607)
Total	$54,025
_______________
(1)    Represents the six months ending December 31, 2020.
8. Debt
There were no amounts outstanding under our $25.0 million revolving credit facility (“2017 Credit Facility”) with Silicon Valley Bank ("SVB") in the six months ended June 30, 2020 and 2019.
In July 2020, the maturity date of the 2017 Credit Facility was extended to August 3, 2020. In April 2020, the 2017 Credit Facility was amended to increase the maximum amount of letters of credit that may be issued from $5.0 million to $6.5 million. At June 30, 2020, our borrowing capacity was reduced by $5.5 million related to standby letters of credit.
In July 2020, we entered into a new $45.0 million senior secured credit facility (“2020 Credit Facility”) with SVB in connection with the expiration of the 2017 Credit Facility. The 2020 Credit Facility bears interest at either LIBOR plus 2%, with a 1% LIBOR floor, or the ABR plus 1%, and terminates on July 24, 2022. A commitment fee of 0.35% per annum is payable quarterly in arrears based on the unused portion. The 2020 Credit Facility includes a $45.0 million uncommitted expansion and has a financial covenant requiring a minimum consolidated quick ratio of at least 1.5:1.0 on the last day of any quarter.

9. Stock-Based Compensation
Under the evergreen provision in our 2018 Equity Incentive Plan ("2018 Plan"), in January 2020 we reserved an additional 4,929,361 shares of our common stock for issuance. At June 30, 2020, there were 17,500,941 shares available for grant under the 2018 Plan.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$830	$742	$1,577	$1,394
Sales and marketing	5,375	4,215	9,871	7,581
Research and development	3,893	2,441	6,841	4,471
General and administrative	5,568	3,975	10,412	7,246
Total stock-based compensation expense	$15,666	$11,373	$28,701	$20,692

At June 30, 2020, the unrecognized stock-based compensation expense related to unvested restricted stock units was $127.9 million, which is expected to be recognized over an estimated remaining weighted average period of 3.2 years.
At June 30, 2020, the unrecognized stock-based compensation expense related to outstanding stock options was $17.0 million, which is expected to be recognized over an estimated remaining weighted average period of 1.7 years.
At June 30, 2020, the unrecognized stock-based compensation expense related to unvested awards of restricted stock was $0.8 million, which is expected to be recognized over an estimated remaining period of 0.5 years.
Restricted Stock and Restricted Stock Units
A summary of our restricted stock and restricted stock units activity is presented below:

	Restricted Stock		Restricted Stock Units
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	495	$4.25	2,894	$26.34
Granted	—	—	3,372	27.86
Vested	(198)	4.25	(569)	29.04
Forfeited	—	—	(261)	25.71
Unvested balance at June 30, 2020	297	4.25	5,436	27.03

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	12,939	$8.38	7.1	$201,608
Granted	—	—
Exercised	(1,594)	6.89		33,416
Forfeited/canceled	(287)	10.99
Outstanding at June 30, 2020	11,058	8.53	6.8	235,370
Exercisable at June 30, 2020	6,692	6.42	6.4	156,517

At June 30, 2020, there were 11.1 million stock options that were vested and expected to vest.
2018 Employee Stock Purchase Plan
Under the evergreen provision in our 2018 Employee Stock Purchase Plan ("2018 ESPP"), in January 2020 we reserved an additional 1,478,808 shares of our common stock for issuance. At June 30, 2020, there were 5,721,517 shares reserved for issuance under the 2018 ESPP.
In the six months ended June 30, 2020, employees purchased 377,378 shares of our common stock at a weighted average price of $19.36 per share, resulting in $7.3 million of cash proceeds.
At June 30, 2020, there was $5.0 million of employee contributions to the 2018 ESPP included in accrued compensation. The unrecognized stock-based compensation expense related to our 2018 ESPP was $6.5 million, which is expected to be recognized over the remaining weighted average period of 0.7 years.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Six Months Ended June 30,
	2020	2019
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	41.6% — 47.9%	35.4% — 44.6%
Risk-free interest rate	0.8% — 0.9%	2.5% — 2.6%
Expected dividend yield	—	—

10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net loss	$(11,960)	$(21,628)	$(34,937)	$(43,068)

Weighted-average shares used to compute net loss per share	100,209	95,820	99,532	94,785
Net loss per share, basic and diluted	$(0.12)	$(0.23)	$(0.35)	$(0.45)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Three and Six Months Ended June 30,
(in thousands)	2020	2019
Stock options	11,058	14,892
Restricted stock units	5,436	2,987
Restricted shares	297	692
Shares to be issued under the 2018 ESPP	255	253
Total	17,046	18,824

11. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Americas	$71,946	$58,888	$141,260	$114,979
Europe, Middle East and Africa	24,642	18,848	48,192	36,155
Asia Pacific	10,621	7,648	20,405	14,551
Revenue	$107,209	$85,384	$209,857	$165,685

Customers located in the United States accounted for 61% and 62% of revenue in the three and six months ended June 30, 2020, respectively and 64% of revenue in the three and six months ended June 30, 2019. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	June 30, 2020	December 31, 2019
United States	$30,853	$21,464
International	4,291	5,383
Property and equipment, net	$35,144	$26,847

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and (2) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 10-K, filed with the Securities and Exchange Commission on February 28, 2020. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
There have been more than two million cumulative unique downloads, which refers to an individual email address utilized to register for the use of Nessus Essentials. We believe that the cumulative number of unique downloads of the free version of Nessus is representative of our brand recognition among cybersecurity professionals and that continued

growth in this number suggests broader awareness among potential customers. While we believe that the cumulative number of unique downloads may provide an indication of the growth and scale of our thought leadership and brand awareness, we do not expect this metric to necessarily correlate to future revenue growth opportunities, and we do not consider this metric a measure of our operating performance.
We have experienced rapid growth in recent years. Revenue in the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019 was $107.2 million, $85.4 million, $209.9 million and $165.7 million, respectively, representing year-over-year growth of 26% and 27% in the quarterly and year-to-date periods, respectively. Our recurring revenue, which includes revenue from subscription arrangements for software and cloud-based solutions and maintenance associated with perpetual licenses, represented 93% of our total revenue in the three and six months ended June 30, 2020 and 91% of our total revenue in the three and six months ended June 30, 2019. Our net loss in the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019 was $12.0 million, $21.6 million, $34.9 million and $43.1 million, respectively, as we continue to invest in our business and market opportunity.
COVID-19 Update
We are closely monitoring the impact of the COVID-19 pandemic on our customers, partners, employees and service providers. The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain. While in the near term we may experience reductions in our billing and revenue growth rates, we are proactively managing our expenditures, including reductions of non-critical and discretionary expenses, while preserving strategic investments in sales capacity and research and development. This may result in improved leverage related to gross margins as well as sales and marketing, research and development, and general and administrative expenses as a percent of revenue. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the "Liquidity and Capital Resources" section below and “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Financial Highlights
Below are our key financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$107,209	$85,384	$209,857	$165,685
Loss from operations	(10,565)	(22,234)	(32,237)	(44,919)
Net loss	(11,960)	(21,628)	(34,937)	(43,068)
Net loss per share, basic and diluted	(0.12)	(0.23)	(0.35)	(0.45)
Net cash provided by (used in) operating activities	16,999	(2,123)	21,491	(2,997)
Purchases of property and equipment	(10,390)	(3,029)	(11,004)	(5,335)
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

New Enterprise Platform Customer Acquisition
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings and that our ability to continue to grow the number of enterprise platform customers will increase future opportunities for renewals and follow-on sales. We believe that we have significant room to increase our market share.
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
While our dollar-based net expansion rate may decline or fluctuate from quarter to quarter based on the result of a number of factors, including our existing customers' satisfaction with our solutions, the pricing of our solutions and the ability of competing solutions and the pricing thereof, our dollar-based net expansion rate has historically exceeded 110%.
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
Calculated current billings consists of revenue recognized in a period plus the change in current deferred revenue in the corresponding period. We believe that calculated current billings, which excludes deferred revenue for periods beyond twelve months in a customer’s contractual term, more closely correlates with annual contract value. Variability in total billings, depending on the timing of large multi-year contracts and the preference for annual billing versus multi-year upfront billing, may distort growth in one period over another.
While we believe that calculated current billings provides valuable insight into the cash that will be generated from sales of our subscriptions, this metric may vary from period-to-period for a number of reasons, and therefore has a number of limitations as a quarter-to-quarter or year-over-year comparative measure. Calculated current billings in any one period may be impacted by the overall timing of sales, including early renewals, as well as the timing and amount of multi-year prepaid contracts, which could favorably or unfavorably impact year-over-year comparisons. For example, an increasing number of large sales transactions, for which the timing has and will continue to vary, may occur in quarters subsequent to or in advance of those that we anticipate. Our calculation of calculated current billings may be different from other companies that report similar financial measures. Because of these and other limitations, you should consider calculated current billings along with revenue and our other GAAP financial results.
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue	$107,209	$85,384	$209,857	$165,685
Add: Deferred revenue (current), end of period	274,953	227,227	274,953	227,227
Less: Deferred revenue (current), beginning of period	(270,916)	(214,508)	(274,348)	(213,644)
Calculated current billings	$111,246	$98,103	$210,462	$179,268
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
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$16,999	$(2,123)	$21,491	$(2,997)
Purchases of property and equipment	(10,390)	(3,029)	(11,004)	(5,335)
Free cash flow(1)	$6,609	$(5,152)	$10,487	$(8,332)
_______________
(1)    Free cash flow included benefits of $3.3 million and $3.9 million and reductions of $0.4 million and $1.0 million related to employee stock purchase plan activity in the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, respectively. The three and six months ended June 30, 2020 included $8.6 million of proceeds from lease incentives as well as $9.7 million and $9.8 million, respectively, in capital expenditures for our new headquarters. The six months ended June 30, 2020 also included $0.7 million of acquisition-related payments for Indegy.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended June 30,
	2020	2019	Change (%)
Number of new enterprise platform customers added in period(1)	341	352	(3)%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At June 30,
	2020	2019	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	715	538	33%
Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We use non-GAAP income (loss) from operations along with non-GAAP operating margin as key indicators of our financial performance. We define these non-GAAP financial measures as their respective GAAP measures, excluding the effects of stock-based compensation, acquisition-related expenses and amortization of acquired intangible assets. Acquisition-related expenses include transaction expenses and costs related to the transfer of acquired intellectual property.
We believe that these non-GAAP financial measures provide useful information about our core operating results over multiple periods. There are a number of limitations related to the use of the non-GAAP financial measures as compared to GAAP loss from operations and operating margin, including that non-GAAP income (loss) from operations and non-GAAP operating margin exclude stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income (loss) from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Loss from operations	$(10,565)	$(22,234)	$(32,237)	$(44,919)
Stock-based compensation	15,666	11,373	28,701	20,692
Acquisition-related expenses	—	—	339	—
Amortization of acquired intangible assets	578	151	1,157	302
Non-GAAP income (loss) from operations	$5,679	$(10,710)	$(2,040)	$(23,925)

Operating margin	(10)%	(26)%	(15)%	(27)%
Non-GAAP operating margin	5%	(13)%	(1)%	(14)%
Non-GAAP Net Income (Loss) and Non-GAAP Earnings (Loss) Per Share
We use non-GAAP net income (loss), which excludes the effect of stock-based compensation, acquisition-related expenses and amortization of acquired intangible assets, as well as the related tax impact, to calculate non-GAAP earnings (loss) per share. We believe that these non-GAAP measures provide important information to management and investors because they facilitate comparisons of our core operating results over multiple periods.

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income (loss) and non-GAAP earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2020	2019	2020	2019
Net loss	$(11,960)	$(21,628)	$(34,937)	$(43,068)
Stock-based compensation	15,666	11,373	28,701	20,692
Tax impact of stock-based compensation(1)	437	121	635	(528)
Acquisition-related expenses	—	—	339	—
Amortization of acquired intangible assets(2)	578	151	1,157	302
Non-GAAP net income (loss)	$4,721	$(9,983)	$(4,105)	$(22,602)

Net loss per share, diluted	$(0.12)	$(0.23)	$(0.35)	$(0.45)
Stock-based compensation	0.16	0.13	0.29	0.22
Tax impact of stock-based compensation(1)	—	—	0.01	(0.01)
Acquisition-related expenses	—	—	—	—
Amortization of acquired intangible assets(2)	0.01	—	0.01	—
Adjustment to diluted earnings per share(3)	(0.01)	—	—	—
Non-GAAP earnings (loss) per share, diluted	$0.04	$(0.10)	$(0.04)	$(0.24)

Weighted-average shares used to compute GAAP net loss per share, diluted	100,209	95,820	99,532	94,785

Weighted-average shares used to compute non-GAAP earnings (loss) per share, diluted(4)	108,587	95,820	99,532	94,785
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for the applicable tax jurisdictions.
(2)    The tax impact of amortization of acquired intangible assets is not material.
(3)    An adjustment may be necessary to reconcile GAAP net loss per share, which excludes potentially dilutive shares, to non-GAAP earnings per share, which includes potentially dilutive shares.
(4)    In periods in which there is a non-GAAP net loss, basic and diluted weighted average shares outstanding are the same, as potentially dilutive shares would be antidilutive.
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
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue includes personnel costs related to our technical support group that provides assistance to customers, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and any severance. Cost of revenue also includes cloud infrastructure costs, the costs related to professional services and training, depreciation, amortization of acquired and developed technology and allocated overhead costs, which consist of information technology and facilities.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes, stock-based compensation and any severance. Operating expenses also include depreciation and amortization as well as allocated overhead costs, including IT and facilities costs.
Sales and Marketing
Sales and marketing expense consists of personnel costs, sales commissions, marketing programs, travel and entertainment, expenses for conferences and events and allocated overhead costs. We capitalize sales commissions, including related incremental fringe benefit costs, and recognize the expense over an estimated period of benefit, which ranges between three and four years for subscription arrangements and five years for perpetual license arrangements. Sales commissions on contract renewals are capitalized and amortized ratably over the contract term, with the exception of contracts with renewal periods that are one year or less, in which case the incremental costs are expensed as incurred. Sales commissions on professional services arrangements are expensed as incurred as the contractual periods of these arrangements are generally less than one year.
We intend to continue to make investments in our sales and marketing teams to grow revenue, further penetrate the market and expand our global customer base. We expect our sales and marketing expense to increase in absolute dollars annually and to be our largest operating expense category for the foreseeable future. However, as our revenue increases, we expect our sales and marketing expense to decrease as a percentage of our revenue over the long term. Our sales and marketing expense may fluctuate from period to period due to the timing and extent of these expenses, including sales commissions, which may fluctuate depending on the mix of sales and related expense recognition.
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
We expect our research and development expense to continue to increase annually in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our cloud-based platform. However, we expect our research and development expense to decrease as a percentage of our revenue over the long term, although our research and development expense may fluctuate from period to period due to the timing and extent of these expenses.
General and Administrative
General and administrative expense consists of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include travel and entertainment, professional fees, insurance, allocated overhead and acquisition-related costs.
We expect our general and administrative expense to continue to increase annually in absolute dollars for the foreseeable future due to additional costs associated with accounting, compliance, insurance and investor relations as a public company. However, we expect our general and administrative expense to decrease as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period due to the timing and extent of these expenses.
Interest Income, Net
Interest income, net consists primarily of interest income earned on cash and cash equivalents and short-term investments and interest expense in connection with our credit facility, including unused and letter of credit fees.
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

Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue	$107,209	$85,384	$209,857	$165,685
Cost of revenue(1)	19,142	13,918	37,843	27,144
Gross profit	88,067	71,466	172,014	138,541
Operating expenses:
Sales and marketing(1)	55,443	56,015	115,298	108,704
Research and development(1)	25,310	21,698	52,141	43,633
General and administrative(1)	17,879	15,987	36,812	31,123
Total operating expenses	98,632	93,700	204,251	183,460
Loss from operations	(10,565)	(22,234)	(32,237)	(44,919)
Interest income, net	455	1,594	1,189	3,150
Other expense, net	(298)	(122)	(1,258)	(336)
Loss before income taxes	(10,408)	(20,762)	(32,306)	(42,105)
Provision for income taxes	1,552	866	2,631	963
Net loss	$(11,960)	$(21,628)	$(34,937)	$(43,068)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$830	$742	$1,577	$1,394
Sales and marketing	5,375	4,215	9,871	7,581
Research and development	3,893	2,441	6,841	4,471
General and administrative	5,568	3,975	10,412	7,246
Total stock-based compensation expense	$15,666	$11,373	$28,701	$20,692
Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Revenue	$107,209	$85,384	$21,825	26%
The increase in revenue of $21.8 million was comprised of increases in subscription revenue of $22.6 million and professional services and other revenue of $0.6 million, net of a decrease in perpetual license and maintenance revenue of $1.4 million. Revenue from existing customers comprised 31% of the increase, while the remaining increase was due to revenue from new customers since July 1, 2019. International revenue increased $10.6 million, or 34%.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Cost of revenue	$19,142	$13,918	$5,224	38%
Gross profit	88,067	71,466	16,601	23%
Gross margin	82%	84%
The increase in cost of revenue of $5.2 million was primarily due to:

•	a $2.4 million increase in personnel costs primarily due to increased headcount;

•	a $1.8 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io and Tenable Lumin;

•	a $0.4 million increase in the amortization of internal use software;

•	a $0.4 million increase in the amortization of acquired intangible assets; and

•	a $0.2 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Sales and marketing	$55,443	$56,015	$(572)	(1)%
The decrease in sales and marketing expense of $0.6 million was primarily due to:

•	a $3.5 million decrease in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts aimed at acquiring new customers; and

•	a $3.1 million decrease in selling expenses, including a $2.8 million decrease in travel and meeting costs; partially offset by

•	a $4.1 million increase in personnel costs largely associated with an increase in headcount, including a $1.2 million increase in stock-based compensation;

•	a $1.1 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions; and

•	a $0.7 million increase in allocated overhead costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Research and Development

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Research and development	$25,310	$21,698	$3,612	17%
The increase in research and development expense of $3.6 million was primarily due to:

•
a $4.3 million increase in personnel costs, including a $1.5 million increase in stock-based compensation and a $0.8 million decrease in development costs that were capitalized for internal use software; and

•	a $0.6 million increase in allocated overhead costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; partially offset by

•	a $0.9 million decrease in travel and meeting costs; and

•	a $0.5 million decrease in third-party cloud infrastructure costs related to the development of new and future product offerings.
General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
General and administrative	$17,879	$15,987	$1,892	12%
The increase in general and administrative expense of $1.9 million was primarily due to:

•	a $2.4 million increase in personnel costs largely associated with an increase in headcount, including a $1.5 million increase in stock-based compensation; and

•	a $0.2 million increase in allocated overhead costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; partially offset by

•	a $0.6 million decrease in travel and meeting costs; and

•	a $0.4 million decrease in professional fees.
Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Revenue	$209,857	$165,685	$44,172	27%
The increase in revenue of $44.2 million was comprised of increases in subscription revenue of $44.3 million and professional services and other revenue of $1.4 million, partially offset by a decrease in perpetual license and maintenance revenue of $1.5 million. Revenue from existing customers comprised 42% of the increase, while the remaining increase was due to revenue from new customers since July 1, 2019. International revenue increased $21.2 million, or 36%.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Cost of revenue	$37,843	$27,144	$10,699	39%
Gross profit	172,014	138,541	33,473	24%
Gross margin	82%	84%
The increase in cost of revenue of $10.7 million was primarily due to:

•	a $4.5 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io, as well as the launch of Tenable Lumin;

•	a $4.0 million increase in personnel costs primarily due to increased headcount;

•	a $0.9 million increase in the amortization of acquired intangible assets;

•	a $0.8 million increase in the amortization of internal use software; and

•	a $0.5 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.

Operating Expenses
Sales and Marketing

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Sales and marketing	$115,298	$108,704	$6,594	6%
The increase in sales and marketing expense of $6.6 million was primarily due to:

•	a $8.8 million increase in personnel costs largely associated with an increase in headcount, including a $2.3 million increase in stock-based compensation;

•	a $2.1 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions; and

•
a $1.6 million increase in allocated overhead costs, primarily facilities costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; partially offset by

•	a $3.4 million decrease in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts aimed at acquiring new customers; and

•	a $2.8 million decrease in selling expenses, including a $2.4 million decrease in travel and meeting costs.
Research and Development

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Research and development	$52,141	$43,633	$8,508	19%
The increase in research and development expense of $8.5 million was primarily due to:

•
a $7.5 million increase in personnel costs largely associated with an increase in headcount, including a $2.3 million increase in stock-based compensation and a $2.0 million decrease in development costs that were capitalized for internal use software;

•	a $1.3 million increase in allocated overhead costs, primarily facilities costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; and

•	a $0.4 million increase in software costs; partially offset by

•	a $0.8 million decrease in third-party cloud infrastructure costs related to the development of new and future product offerings.
General and Administrative

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
General and administrative	$36,812	$31,123	$5,689	18%
The increase in general and administrative expense of $5.7 million was primarily due to:

•	a $5.0 million increase in personnel costs largely associated with an increase in headcount, including a $3.1 million increase in stock-based compensation;

•	a $0.7 million increase in allocated overhead costs, primarily facilities costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; and

•	a $0.3 million increase in acquisition-related expenses; partially offset by

•	a $0.7 million decrease in travel and meeting costs.

Liquidity and Capital Resources
At June 30, 2020, we had cash and cash equivalents, which consisted of bank deposits and money market funds, of $136.5 million and short-term investments, which consisted of commercial paper, U.S. Treasury and agency obligations and corporate bonds, of $105.6 million.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses from our operations as reflected by our accumulated deficit of $600.1 million at June 30, 2020.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At June 30, 2020, we had deferred revenue of $365.3 million, of which $275.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the six months ended June 30, 2020, we may not be able to sustain these cash flows in the near term. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. In the second half of 2020, we expect capital expenditures related to our new corporate headquarters to be approximately $8 million and we expect to receive approximately $6 million in tenant improvement reimbursements, resulting in a net outflow of approximately $2 million related to the project.
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
Credit Facility
In May 2017, we entered into a $25.0 million revolving credit facility ("2017 Credit Facility") with Silicon Valley Bank ("SVB"). To date, we have not had any amounts outstanding under the 2017 Credit Facility. In July 2020, the maturity date of the 2017 Credit Facility was extended to August 3, 2020. In April 2020, the 2017 Credit Facility was amended to increase the maximum amount of letters of credit that may be issued from $5.0 million to $6.5 million. At June 30, 2020, our borrowing capacity was reduced by $5.5 million related to standby letters of credit.
The 2017 Credit Facility contains customary conditions to borrowing, events of default and covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. If, as of the last day of any quarter, the outstanding balance exceeds $5.0 million, there are financial covenants that require us to maintain a minimum level of earnings before income taxes, interest, depreciation and amortization adjusted to add changes in deferred revenue in the period and a minimum current ratio level. We were in compliance with all covenants at June 30, 2020.
In July 2020, we entered into a new $45.0 million senior secured facility (“2020 Credit Facility”) with SVB in connection with the expiration of the 2017 Credit Facility. The 2020 Credit Facility bears interest at either LIBOR plus 2%, with a 1% LIBOR floor, or the ABR plus 1%, and terminates on July 24, 2022. A commitment fee of 0.35% per annum is payable quarterly in arrears based on the unused portion. The 2020 Credit Facility includes a $45.0 million uncommitted expansion and has a financial covenant requiring a minimum consolidated quick ratio of at least 1.5:1.0 on the last day of any quarter. We do not currently intend to draw on the 2020 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$21,491	$(2,997)
Net cash provided by investing activities	21,763	2,962
Net cash provided by financing activities	20,273	21,298
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,463)	(716)
Net increase in cash and cash equivalents and restricted cash	$62,064	$20,547
Operating Activities
In the six months ended June 30, 2020, net cash provided by operating activities was $21.5 million, which primarily consisted of our $34.9 million loss, adjusted for stock-based compensation expense of $28.7 million and depreciation and amortization of $5.3 million, as well as a net cash inflow of $21.9 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $13.5 million decrease in accounts receivable due to collections from customers, $8.6 million in proceeds from lease incentives, partially offset by a $5.3 million decrease in accrued compensation, which included quarterly bonuses and commissions earned in the fourth quarter of 2019 that were paid in the first quarter of 2020.
In the six months ended June 30, 2019, net cash used in operating activities was $3.0 million, which primarily consisted of our $43.1 million loss, adjusted for stock-based compensation expense of $20.7 million and depreciation and amortization of $3.1 million, as well as a net cash inflow of $17.3 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $17.4 million increase in deferred revenue from increased subscription sales, as a majority of our customers are invoiced in advance.
Investing Activities
Net cash provided by investing activities increased by $18.8 million, primarily due to a $24.5 million increase in sales and maturities, net of purchases, of short-term investments in commercial paper, U.S. Treasury and agency obligations and corporate bonds, partially offset by a $5.7 million increase in purchases of property and equipment.

Financing Activities
Net cash provided by financing activities decreased by $1.0 million, primarily due to $1.8 million and $1.3 million of decreases in proceeds from stock issued in connection with the exercise of stock options and the employee stock purchase plan, respectively, which were partially offset by the $2.0 million of loan proceeds that we received from the state of Maryland in 2020.
Contractual Obligations
At June 30, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in our 10-K.
Off-Balance Sheet Arrangements
At June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
At June 30, 2020, we had cash and cash equivalents, which consisted of cash deposits and money market funds, of $136.5 million. We also had short-term investments, which consisted of commercial paper, U.S. treasury and agency securities and corporate bonds, of $105.6 million. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Risks Related to Our Business and Industry
Our business, operations and financial performance may be materially adversely affected by the evolving and ongoing COVID-19 pandemic.
Our business, operations and financial performance could be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization as a pandemic, and such affect could be material. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and in countries in which we operate that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for our global workforce, including at our headquarters in Columbia, Maryland, and we have suspended work-related travel and in-person customer and sales interactions.
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
We also do not yet know the full effects of COVID-19 pandemic on our partners, customers and service providers. Health concerns and political or governmental developments in response to COVID-19 could create or contribute to economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate. As a result, existing and potential customers have and may continue to choose to reduce or delay technology spending in response to the COVID-19 pandemic, or attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results, financial condition and prospects. Because our enterprise platform offerings are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods, and such effects may be offset by temporary decreases in our expenses related to restrictions on the conduct of our business.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our partners and customers, or the global economy as a whole. The pandemic could adversely affect our revenue growth and financial results, and such affect could be material. Weak global economic conditions also may exacerbate the ongoing impact of the pandemic.
In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
We have a history of losses and may not achieve or maintain profitability in the future.
We have historically incurred net losses, including net losses of $34.9 million and $43.1 million in the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $600.1 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Further, we do not yet know the full effects of the COVID-19 pandemic, which increases the difficulty in predicting future results of operations.
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
From the six months ended June 30, 2019 to the six months ended June 30, 2020, our revenue grew from $165.7 million to $209.9 million, representing year over year growth of 27%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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
We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 984 employees as of December 31, 2017 to 1,397 employees as of June 30, 2020. We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to significantly expand our operations and headcount in the near term. Our growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our solutions and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. We could also face inefficiencies or service disruptions as a result of our efforts to maintain and scale our domestic and international facilities, and additional facilities may not be available to us on commercially reasonable terms, or at all. Any of these difficulties could adversely impact our business performance and results of operations.
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
While we have taken steps to mitigate the impact on us, such as implementing standard contractual clauses as appropriate and self-certifying under the EU-US Privacy Shield, or the Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain. For example, the European Court of Justice recently invalidated the use of the Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies like us that were self-certified under the Privacy Shield. As we are no longer able to rely on the Privacy Shield, our costs could increase and our ability to efficiently process personal data from the European Union could be negatively impacted. In addition, there are various activities in the European Union that could lead to the invalidation of the standard contractual clauses as accepted mechanisms for transferring personal data of European Union data subjects across borders, which could require us to implement costly substitutions for the data transfers we undertake in order to perform our services, or prevent such transfers entirely. Further, local data protection authorities general may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU states.
Similarly, there are a number of federal and state level legislative proposals in the United States that could impose new obligations on us. For example, the California Consumer Privacy Act, or the CCPA, went into effect on January 1, 2020 and creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, which could include our employees residing in California based on the broad definitions in the law, to provide such consumers new ways to opt out of certain sales of personal information and to allow for new causes of action for data breaches. In addition, some countries are considering or have passed legislation implementing more onerous data protection requirements or requiring local storage and processing of data or other requirements that could increase the cost and complexity of delivering our services.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the six months ended June 30, 2020 and 2019, we derived 91% and 90%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 43% of our revenue in each of the six months ended June 30, 2020 and 2019, and 40% of our accounts receivable as of June 30, 2020. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of the COVID-19 pandemic, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 38% and 36% of our revenue in the six months ended June 30, 2020 and 2019, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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

•	travel restrictions resulting from the COVID-19 pandemic, including restrictions on U.S. travelers from entering some foreign countries;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements, including, but not limited to data privacy, data protection and data security regulations;

•	difficulties and costs of staffing, managing and potentially reorganizing foreign operations;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•	differing labor regulations in foreign jurisdictions where labor laws are generally more advantageous to employees, including deemed hourly wage and overtime regulations in these locations;

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
Our corporate headquarters are located in Columbia, Maryland. The area around Washington, D.C. could be subject to terrorist attacks. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. Our employees are temporarily working remotely due to the COVID-19 pandemic, which may pose additional security risks. In the event of a major hurricane, earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic, such as the COVID-19 pandemic, that impacts our corporate headquarters, other facilities, or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

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
Our ability to use net operating losses to offset future taxable income may be subject to limitations.
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
The Tax Cuts and Jobs Act, or TCJA, enacted in 2017, resulted in a number of significant changes to U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the TCJA or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the TCJA.
We are subject to anti-corruption laws, anti-bribery and similar laws with respect to our domestic and international operations, and non-compliance with such laws can subject us to criminal and/or civil liability and materially harm our business and reputation.
We are subject to the anti-bribery laws of the jurisdictions in which we operate. These include the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act 2010, and other anti-corruption laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing, directly or indirectly, improper payments or benefits in order to gain or maintain business, including payments to recipients in the public or private sector. We use third-party law firms, accountants, and other representatives for regulatory compliance, sales, and other purposes in several countries. We sell directly and indirectly, via third-party representatives, to both private and government sectors in the United States and in other jurisdictions. Our employees and third-party representatives interact with these customers, which may include government officials. We can be held liable for the corrupt or other illegal activities of these third-party representatives, our employees, contractors, and other agents, even if we do not explicitly authorize such activities. Noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our reputation, business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition. Moreover, as an issuer of securities, we also are subject to the accounting and internal controls provisions of the FCPA. These provisions require us to maintain accurate books and records and a system of internal controls sufficient to detect and prevent corrupt conduct. Failure to abide by these provisions may have an adverse effect on our business, operations or financial condition.
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
As of June 30, 2020, we had 20 issued patents and ten patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Being a public company under these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain adequate coverage in the future. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our Board of Directors, particularly to serve on our audit committee and compensation committee.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;

•
any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or

•	any action asserting a claim against us that is governed by the internal affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers or other employees. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
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
Items 3, 4 and 5 are not applicable and have been omitted.

Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on June 29, 2018
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.1	Second Amendment to Loan and Security Agreement, dated as of July 1, 2020, by and between Tenable, Inc. and Silicon Valley Bank	Filed herewith
10.2
Credit Agreement, dated as of July 24, 2020, by and among Tenable Holdings, Inc., as guarantor, Tenable, Inc., as borrower, the several lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, and as lead arranger
Previously filed as Exhibit 10.1 to the Company's 8-K (File No. 001-38600) on July 28, 2020
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

TENABLE HOLDINGS, INC.

Date:	July 30, 2020	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	July 30, 2020	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)