Form 10-Q
period 2020-09-30
Tenable Holdings, Inc.
filed 2020-10-29
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of October 23, 2020 was 103,115,371.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$141,387	$74,363
Short-term investments	127,720	137,904
Accounts receivable (net of allowance for doubtful accounts of $314 and $764 at September 30, 2020 and December 31, 2019, respectively)	87,502	94,827
Deferred commissions	30,131	28,499
Prepaid expenses and other current assets	34,236	27,369
Total current assets	420,976	362,962
Property and equipment, net	39,960	26,847
Deferred commissions (net of current portion)	41,753	43,766
Operating lease right-of-use assets	41,430	42,847
Acquired intangible assets, net	13,771	15,508
Goodwill	54,138	54,138
Other assets	11,807	12,544
Total assets	$623,835	$558,612

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,248	$10,168
Accrued compensation	28,244	36,634
Deferred revenue	296,360	274,348
Operating lease liabilities	6,312	5,209
Other current liabilities	1,126	1,284
Total current liabilities	338,290	327,643
Deferred revenue (net of current portion)	93,842	88,779
Operating lease liabilities (net of current portion)	55,645	40,663
Other liabilities	4,931	2,622
Total liabilities	492,708	459,707

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 102,755 and 98,587 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	1,028	986
Additional paid-in capital	735,961	662,990
Accumulated other comprehensive income	54	50
Accumulated deficit	(605,916)	(565,121)
Total stockholders’ equity	131,127	98,905
Total liabilities and stockholders’ equity	$623,835	$558,612
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$112,282	$91,852	$322,139	$257,537
Cost of revenue	19,394	15,245	57,237	42,389
Gross profit	92,888	76,607	264,902	215,148
Operating expenses:
Sales and marketing	53,045	56,699	168,343	165,403
Research and development	25,128	20,763	77,269	64,396
General and administrative	18,180	17,472	54,992	48,595
Total operating expenses	96,353	94,934	300,604	278,394
Loss from operations	(3,465)	(18,327)	(35,702)	(63,246)
Interest (expense) income, net	(12)	1,527	1,177	4,677
Other expense, net	(561)	(240)	(1,819)	(576)
Loss before income taxes	(4,038)	(17,040)	(36,344)	(59,145)
Provision for income taxes	1,820	600	4,451	1,563
Net loss	$(5,858)	$(17,640)	$(40,795)	$(60,708)

Net loss per share, basic and diluted	$(0.06)	$(0.18)	$(0.41)	$(0.64)
Weighted-average shares used to compute net loss per share, basic and diluted	101,736	96,709	100,272	95,433
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(5,858)	$(17,640)	$(40,795)	$(60,708)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(95)	(20)	4	60
Other comprehensive (loss) income	(95)	(20)	4	60
Comprehensive loss	$(5,953)	$(17,660)	$(40,791)	$(60,648)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at June 30, 2020	101,127	$1,011	$710,066	$149	$(600,058)	$111,168
Exercise of stock options	772	8	4,800	—	—	4,808
Vesting of restricted stock units	566	6	(6)	—	—	—
Issuance of common stock under employee stock purchase plan	290	3	5,730	—	—	5,733
Stock-based compensation	—	—	15,371	—	—	15,371
Other comprehensive loss	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(5,858)	(5,858)
Balance at September 30, 2020	102,755	$1,028	$735,961	$54	$(605,916)	$131,127

Balance at December 31, 2019	98,587	$986	$662,990	$50	$(565,121)	$98,905
Exercise of stock options	2,366	24	15,758	—	—	15,782
Vesting of restricted stock units	1,134	11	(11)	—	—	—
Issuance of common stock under employee stock purchase plan	668	7	13,033	—	—	13,040
Stock-based compensation	—	—	44,191	—	—	44,191
Other comprehensive income	—	—	—	4	—	4
Net loss	—	—	—	—	(40,795)	(40,795)
Balance at September 30, 2020	102,755	$1,028	$735,961	$54	$(605,916)	$131,127

Balance at June 30, 2019	96,808	$968	$629,087	$80	$(509,176)	$120,959
Exercise of stock options	383	4	2,717	—	—	2,721
Vesting of restricted stock units	431	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	338	3	6,547	—	—	6,550
Stock-based compensation	—	—	10,618	—	—	10,618
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(17,640)	(17,640)
Balance at September 30, 2019	97,960	$980	$648,964	$60	$(526,816)	$123,188

Balance at December 31, 2018	93,126	$931	$586,940	$—	$(466,108)	$121,763
Exercise of stock options	3,625	36	15,412	—	—	15,448
Vesting of restricted stock units	432	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	777	8	15,121	—	—	15,129
Stock-based compensation	—	—	31,496	—	—	31,496
Other comprehensive income	—	—	—	60	—	60
Net loss	—	—	—	—	(60,708)	(60,708)
Balance at September 30, 2019	97,960	$980	$648,964	$60	$(526,816)	$123,188
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(40,795)	$(60,708)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,980	4,604
Stock-based compensation	44,001	31,191
Other	1,009	(787)
Changes in operating assets and liabilities:
Accounts receivable	7,774	(13,309)
Prepaid expenses and other current assets	(6,690)	820
Deferred commissions	381	(5,089)
Other assets	17,691	(2,386)
Accounts payable and accrued expenses	(3,873)	3,892
Accrued compensation	(8,390)	(5,350)
Deferred revenue	27,075	39,472
Other current and noncurrent liabilities	135	(22)
Net cash provided by (used in) operating activities	46,298	(7,672)

Cash flows from investing activities:
Purchases of property and equipment	(19,073)	(10,262)
Purchases of short-term investments	(157,557)	(179,703)
Sales and maturities of short-term investments	168,175	174,485
Net cash used in investing activities	(8,455)	(15,480)

Cash flows from financing activities:
Proceeds from loan agreement	2,000	—
Principal payments under finance lease obligations	(11)	(12)
Credit facility issuance costs	(333)	—
Proceeds from stock issued in connection with the employee stock purchase plan	13,040	15,129
Proceeds from the exercise of stock options	15,782	15,448
Net cash provided by financing activities	30,478	30,565
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,359)	(1,226)
Net increase in cash and cash equivalents and restricted cash	66,962	6,187
Cash and cash equivalents and restricted cash at beginning of period	74,665	165,378
Cash and cash equivalents and restricted cash at end of period	$141,627	$171,565

Supplemental disclosure of cash flow information:
Cash paid for interest	$254	$73
Cash paid for income taxes	4,195	1,507
Supplemental cash flow information related to leases:
Operating cash payments for operating leases	$3,916	$3,297
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
The results for the nine months ended September 30, 2020 are not necessarily indicative of the operating results expected for the year ending December 31, 2020 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the nine months ended September 30, 2020, there were no material changes to our significant accounting policies other than those described below.
Recently Adopted Accounting Pronouncements
We adopted Accounting Standards Update ("ASU") No. 2016-13 — Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020 using the modified retrospective approach. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. The new standard replaces the previous incurred loss impairment methodology with a methodology that reflects current expected credit losses for financial assets, including trade receivables, which are not measured at fair value, through net income. Under the new standard, our allowance for doubtful accounts reflects our best estimate of expected future credit losses based on various factors, including our historical collection experience, age of accounts receivable balances, current conditions, reasonable and supportable forecasts of future economic conditions, as well as other factors that may impact our ability to collect our accounts receivable. However, given the uncertainty caused by the COVID-19 pandemic and other factors, these estimates may change and future credit losses may differ from our estimates. Additionally, the new standard requires us to evaluate impairments of available-for-sale debt securities due to credit-related and non-credit-related factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. Identified credit-related impairments would be recognized as a charge in the statement of operations.
2. Revenue Recognition
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Subscription revenue	$96,792	$75,503	$275,192	$209,610
Perpetual license and maintenance revenue	12,448	13,797	38,046	40,877
Professional services and other revenue	3,042	2,552	8,901	7,050
Revenue	$112,282	$91,852	$322,139	$257,537
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 92%, 91%, 91% and 90% of revenue through our channel network in the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019, respectively. One of our distributors accounted for 43% of revenue in each of the three and nine months ended September 30, 2020 and 2019. That same distributor accounted for 42% and 40% of accounts receivable at September 30, 2020 and December 31, 2019, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019, we recognized revenue of $102.8 million, $84.6 million, $235.2 million and $184.3 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At September 30, 2020, the future estimated revenue related to unsatisfied performance obligations was $399.7 million, of which approximately 76% is expected to be recognized as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the four years thereafter.

Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Beginning balance	$71,768	$61,866	$72,265	$59,434
Capitalization of contract acquisition costs	8,301	9,612	23,314	24,846
Amortization of deferred contract acquisition costs	(8,185)	(6,955)	(23,695)	(19,757)
Ending balance	$71,884	$64,523	$71,884	$64,523
3. Cash and Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	September 30, 2020
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$51,409	$—	$—	$51,409
Total cash equivalents	$51,409	$—	$—	$51,409

Short-term investments:
Commercial paper	$70,641	$—	$—	$70,641
Corporate bonds	11,741	28	—	11,769
U.S. Treasury and agency obligations	45,284	26	—	45,310
Total short-term investments	$127,666	$54	$—	$127,720

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$13,588	$—	$—	$13,588
Commercial paper	8,987	—	—	8,987
Total cash equivalents	$22,575	$—	$—	$22,575

Short-term investments:
Commercial paper	$61,371	$—	$—	$61,371
Corporate bonds	23,856	14	(1)	23,869
U.S. Treasury and agency obligations	52,627	38	(1)	52,664
Total short-term investments	$137,854	$52	$(2)	$137,904
At September 30, 2020, all of our short-term investments had maturities within the next twelve months.

4. Fair Value Measurements
We measure certain financial instruments at fair value using a fair value hierarchy. In the hierarchy, assets are classified based on the lowest level inputs used in valuation into the following categories:
•Level 1 — Quoted prices in active markets for identical assets and liabilities;
•Level 2 — Observable inputs including quoted market prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets, or inputs that are corroborated by observable market data; and
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$51,409	$—	$—	$51,409
	$51,409	$—	$—	$51,409

Short-term investments
Commercial paper	$—	$70,641	$—	$70,641
Corporate bonds	—	11,769	—	11,769
U.S. Treasury and agency obligations	—	45,310	—	45,310
	$—	$127,720	$—	$127,720

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$13,588	$—	$—	$13,588
Commercial paper	—	8,987	—	8,987
	$13,588	$8,987	$—	$22,575

Short-term investments
Commercial paper	$—	$61,371	$—	$61,371
Corporate bonds	—	23,869	—	23,869
U.S. Treasury and agency obligations	—	52,664	—	52,664
	$—	$137,904	$—	$137,904
We did not have any liabilities measured and recorded at fair value at September 30, 2020 or December 31, 2019.

5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Computer software and equipment	$23,327	$21,234
Furniture and fixtures	7,023	4,504
Leasehold improvements	29,951	16,953
Right-of-use assets under finance leases	1,571	1,866
Total	61,872	44,557
Less: accumulated depreciation and amortization	(21,912)	(17,710)
Property and equipment, net	$39,960	$26,847
Depreciation and amortization related to property and equipment was $2.1 million, $1.4 million, $6.1 million and $4.2 million in the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019, respectively.
6. Goodwill and Acquired Intangible Assets
On December 2, 2019, we acquired Indegy, Ltd and recorded $53.9 million of goodwill and $15.7 million of intangible assets. We have not yet finalized the allocation of the purchase price, which may change as additional information becomes available related to any working capital adjustment and income taxes.
Acquired intangible assets subject to amortization are as follows:

	September 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$17,325	$(3,670)	$13,655	$17,325	$(2,009)	$15,316
Trade name	200	(84)	116	200	(8)	192
	$17,525	$(3,754)	$13,771	$17,525	$(2,017)	$15,508
Amortization of acquired intangible assets was $0.5 million, $0.1 million, $1.7 million and $0.4 million in the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019, respectively.
At September 30, 2020, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2020(1)	$577
2021	2,306
2022	2,214
2023	2,214
2024	2,214
Thereafter	4,246
Total	$13,771
_______________
(1)    Represents the three months ending December 31, 2020.

7. Leases
We have operating leases for office facilities and finance leases for computer and office equipment. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$2,231	$1,763	$7,042	$3,844

Finance lease cost
Amortization of ROU assets	$49	$157	$235	$465
Interest on lease liabilities	2	2	5	5
Total finance lease cost	$51	$159	$240	$470
Rent expense for short-term leases in the three and nine months ended September 30, 2020 and 2019 was not material.
Supplemental information related to leases was as follows:

	September 30, 2020	December 31, 2019
Operating leases
Weighted average remaining lease term	10.2 years	10.0 years
Weighted average discount rate	5.6%	5.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
ROU assets obtained in exchange for lease obligations
Operating leases	$2,484	$32,292	$3,188	$34,490
Finance leases	—	—	—	11
During the three months ended September 30, 2020, we determined that we would not execute our option to terminate one of our operating leases that we previously assumed would be terminated in 2021. This resulted in recognizing $2.5 million of right-of use assets, with an offsetting increase to the lease liability.
In the three and nine months ended September 30, 2020, we received proceeds from lease incentives of $5.6 million and $14.2 million, respectively. The proceeds from lease incentives received are included with the change in the right-of-use assets and lease liabilities under the Other assets caption in the operating activities section of the statement of cash flows.

Maturities of operating lease liabilities at September 30, 2020 were as follows:

(in thousands)
Year ending December 31,
2020(1)	$1,211
2021	7,612
2022	7,945
2023	7,632
2024	7,786
Thereafter	51,879
Total lease payments	84,065
Less: Imputed interest	(22,108)
Total	$61,957
_______________
(1)    Represents the three months ending December 31, 2020.
8. Debt
In July 2020, we entered into a new $45.0 million senior secured credit facility (“2020 Credit Facility”) with Silicon Valley Bank in connection with the expiration of our $25.0 million revolving credit facility ("2017 Credit Facility"). The 2020 Credit Facility bears interest at either LIBOR plus 2%, with a 1% LIBOR floor, or the base rate plus 1%, and terminates on July 24, 2022. A commitment fee of 0.35% per annum is payable quarterly in arrears based on the unused portion. The 2020 Credit Facility includes a $45.0 million uncommitted expansion, including a $10.0 million sublimit for the issuance of letters of credit and a swingline sub-facility of up to $10.0 million, and has a financial covenant requiring a minimum consolidated quick ratio of at least 1.5:1.0 on the last day of each quarter.
In the nine months ended September 30, 2020, there were no amounts outstanding under the 2020 Credit Facility or, prior to its expiration, the 2017 Credit Facility. At September 30, 2020, we were in compliance with the financial covenant and our borrowing capacity was reduced by $5.5 million related to standby letters of credit.
9. Stock-Based Compensation
Under the evergreen provision in our 2018 Equity Incentive Plan ("2018 Plan"), in January 2020 we reserved an additional 4,929,361 shares of our common stock for issuance. At September 30, 2020, there were 17,836,584 shares available for grant under the 2018 Plan.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$826	$694	$2,403	$2,088
Sales and marketing	4,806	3,521	14,677	11,102
Research and development	3,953	2,124	10,794	6,595
General and administrative	5,715	4,160	16,127	11,406
Total stock-based compensation expense	$15,300	$10,499	$44,001	$31,191
At September 30, 2020, the unrecognized stock-based compensation expense related to unvested restricted stock units was $115.3 million, which is expected to be recognized over an estimated remaining weighted average period of 3.0 years.
At September 30, 2020, the unrecognized stock-based compensation expense related to outstanding stock options was $13.3 million, which is expected to be recognized over an estimated remaining weighted average period of 1.5 years.

At September 30, 2020, the unrecognized stock-based compensation expense related to unvested awards of restricted stock was $0.4 million, which is expected to be recognized over an estimated remaining period of 0.3 years.
Restricted Stock and Restricted Stock Units
A summary of our restricted stock and restricted stock units activity is presented below:

	Restricted Stock		Restricted Stock Units
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	495	$4.25	2,894	$26.34
Granted	—	—	3,453	28.01
Vested	(297)	4.25	(1,134)	24.78
Forfeited	—	—	(424)	26.70
Unvested balance at September 30, 2020	198	4.25	4,789	27.88
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	12,939	$8.38	7.1	$201,608
Granted	—	—
Exercised	(2,366)	6.67		55,734
Forfeited/canceled	(541)	10.80
Outstanding at September 30, 2020	10,032	8.65	6.6	291,925
Exercisable at September 30, 2020	6,281	6.62	6.3	195,518
At September 30, 2020, there were 10.0 million stock options that were vested and expected to vest.
2018 Employee Stock Purchase Plan
Under the evergreen provision in our 2018 Employee Stock Purchase Plan ("2018 ESPP"), in January 2020 we reserved an additional 1,478,808 shares of our common stock for issuance. At September 30, 2020, there were 5,431,176 shares reserved for issuance under the 2018 ESPP.
In the nine months ended September 30, 2020, employees purchased 667,719 shares of our common stock at a weighted average price of $19.53 per share, resulting in $13.0 million of cash proceeds.
At September 30, 2020, there was $2.7 million of employee contributions to the 2018 ESPP included in accrued compensation. At September 30, 2020, the unrecognized stock-based compensation expense related to our 2018 ESPP was $5.9 million, which is expected to be recognized over the remaining weighted average period of 0.7 years.

The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Nine Months Ended September 30,
	2020	2019
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	41.6% — 60.1%	34.4% — 44.6%
Risk-free interest rate	0.1% — 0.9%	1.5% — 2.5%
Expected dividend yield	—	—
10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net loss	$(5,858)	$(17,640)	$(40,795)	$(60,708)

Weighted-average shares used to compute net loss per share	101,736	96,709	100,272	95,433
Net loss per share, basic and diluted	$(0.06)	$(0.18)	$(0.41)	$(0.64)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Three and Nine Months Ended September 30,
(in thousands)	2020	2019
Stock options	10,032	13,942
Restricted stock units	4,789	2,860
Restricted shares	198	594
Shares to be issued under the 2018 ESPP	134	64
Total	15,153	17,460
11. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Americas	$74,569	$62,413	$215,829	$177,392
Europe, Middle East and Africa	26,193	19,968	74,385	56,123
Asia Pacific	11,520	9,471	31,925	24,022
Revenue	$112,282	$91,852	$322,139	$257,537

Customers located in the United States accounted for 60%, 63%, 61% and 64% of revenue in the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	September 30, 2020	December 31, 2019
United States	$36,126	$21,464
International	3,834	5,383
Property and equipment, net	$39,960	$26,847

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
We have experienced rapid growth in recent years. Revenue in the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019 was $112.3 million, $91.9 million, $322.1 million and $257.5 million, respectively, representing year-over-year growth of 22% and 25% in the quarterly and year-to-date periods, respectively. Our recurring revenue, which includes revenue from subscription arrangements for software and cloud-based solutions and maintenance associated with perpetual licenses, represented 94%, 92%, 93%, and 91% of revenue in the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019, respectively. Our net loss in the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019 was $5.9 million, $17.6 million, $40.8 million and $60.7 million, respectively, as we continue to invest in our business and market opportunity.
COVID-19 Update
We continue to monitor the impact of the COVID-19 pandemic on our customers, partners, employees and service providers. The full extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain. While in the near term we may experience reductions in our billing and revenue growth rates, we are proactively managing our expenditures, including reductions of non-critical and discretionary expenses such as travel, meeting and facility usage costs, while preserving strategic investments in sales capacity and research and development. This has and may continue to result in improved leverage related to gross margins as well as sales and marketing, research and development, and general and administrative expenses as a percent of revenue. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the "Liquidity and Capital Resources" section below and “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Financial Highlights
Below are our key financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$112,282	$91,852	$322,139	$257,537
Loss from operations	(3,465)	(18,327)	(35,702)	(63,246)
Net loss	(5,858)	(17,640)	(40,795)	(60,708)
Net loss per share, basic and diluted	(0.06)	(0.18)	(0.41)	(0.64)
Net cash provided by (used in) operating activities	24,807	(4,675)	46,298	(7,672)
Purchases of property and equipment	(8,069)	(4,927)	(19,073)	(10,262)
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
We evaluate our ability to expand sales with our existing customers by assessing our dollar-based net expansion rate. We calculate our dollar-based net expansion rate as follows:
•Denominator: To calculate our dollar-based net expansion rate as of the end of a reporting period, we first determine the annual recurring revenue, or ARR, from all active subscriptions and maintenance from perpetual licenses as of the last day of the same reporting period in the prior year. This represents recurring payments that we expect to receive in the next 12-month period from the cohort of customers that existed on the last day of the same reporting period in the prior year.
•Numerator: We measure the ARR for that same cohort of customers representing all subscriptions and maintenance from perpetual licenses based on customer orders as of the end of the reporting period.
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
Our dollar-based net expansion rate for the three-months ended September 30, 2020 was approximately 110% and was impacted by a more moderate pace of IT asset and IP address expansion in the current economic environment. Our dollar-based net expansion rate may experience further decline or fluctuate from quarter to quarter if our existing customers choose to reduce or delay technology spending in response to economic conditions resulting from the COVID-19 pandemic, as well as a result of a number of factors, including our existing customers' satisfaction with our solutions, the pricing of our solutions and the ability of competing solutions and the pricing thereof.
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue	$112,282	$91,852	$322,139	$257,537
Add: Deferred revenue (current), end of period	296,360	245,985	296,360	245,985
Less: Deferred revenue (current), beginning of period	(274,953)	(227,227)	(274,348)	(213,644)
Calculated current billings	$133,689	$110,610	$344,151	$289,878
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
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$24,807	$(4,675)	$46,298	$(7,672)
Purchases of property and equipment	(8,069)	(4,927)	(19,073)	(10,262)
Free cash flow(1)	$16,738	$(9,602)	$27,225	$(17,934)
_______________
(1)    Free cash flow included reductions related to employee stock purchase plan activity of $2.3 million and $3.7 million in the three months ended September 30, 2020 and 2019, respectively, and $2.7 million and $4.7 million in the nine months ended September 30, 2020 and 2019, respectively. The three and nine months ended September 30, 2020 included $5.6 million and $14.2 million, respectively, in proceeds from lease incentives as well as $6.8 million and $16.6 million, respectively, in capital expenditures for our new headquarters. The three and nine months ended September 30, 2019 included $2.4 million in capital expenditures for our new headquarters. The nine months ended September 30, 2020 also included $0.7 million of acquisition-related payments for Indegy.

Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended September 30,
	2020	2019	Change (%)
Number of new enterprise platform customers added in period(1)	335	387	(13)%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At September 30,
	2020	2019	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	771	589	31%
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income (loss) from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Loss from operations	$(3,465)	$(18,327)	$(35,702)	$(63,246)
Stock-based compensation	15,300	10,499	44,001	31,191
Acquisition-related expenses	—	—	339	—
Amortization of acquired intangible assets	579	125	1,736	427
Non-GAAP income (loss) from operations	$12,414	$(7,703)	$10,374	$(31,628)

Operating margin	(3)%	(20)%	(11)%	(25)%
Non-GAAP operating margin	11%	(8)%	3%	(12)%
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
The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income (loss) and non-GAAP earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2020	2019	2020	2019
Net loss	$(5,858)	$(17,640)	$(40,795)	$(60,708)
Stock-based compensation	15,300	10,499	44,001	31,191
Tax impact of stock-based compensation(1)	497	273	1,132	(255)
Acquisition-related expenses	—	—	339	—
Amortization of acquired intangible assets(2)	579	125	1,736	427
Non-GAAP net income (loss)	$10,518	$(6,743)	$6,413	$(29,345)

Net loss per share, diluted	$(0.06)	$(0.18)	$(0.41)	$(0.64)
Stock-based compensation	0.15	0.11	0.44	0.33
Tax impact of stock-based compensation(1)	—	—	0.01	—
Acquisition-related expenses	—	—	—	—
Amortization of acquired intangible assets(2)	0.01	—	0.02	—
Adjustment to diluted earnings per share(3)	(0.01)	—	—	—
Non-GAAP earnings (loss) per share, diluted	$0.09	$(0.07)	$0.06	$(0.31)

Weighted-average shares used to compute GAAP net loss per share, diluted	101,736	96,709	100,272	95,433

Weighted-average shares used to compute non-GAAP earnings (loss) per share, diluted(4)	111,224	96,709	109,046	95,433
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
Interest (Expense) Income, Net
Interest (expense) income, net consists primarily of interest income earned on cash and cash equivalents and short-term investments and interest expense in connection with our credit facility, including unused and letter of credit fees.
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
Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue	$112,282	$91,852	$322,139	$257,537
Cost of revenue(1)	19,394	15,245	57,237	42,389
Gross profit	92,888	76,607	264,902	215,148
Operating expenses:
Sales and marketing(1)	53,045	56,699	168,343	165,403
Research and development(1)	25,128	20,763	77,269	64,396
General and administrative(1)	18,180	17,472	54,992	48,595
Total operating expenses	96,353	94,934	300,604	278,394
Loss from operations	(3,465)	(18,327)	(35,702)	(63,246)
Interest (expense) income, net	(12)	1,527	1,177	4,677
Other expense, net	(561)	(240)	(1,819)	(576)
Loss before income taxes	(4,038)	(17,040)	(36,344)	(59,145)
Provision for income taxes	1,820	600	4,451	1,563
Net loss	$(5,858)	$(17,640)	$(40,795)	$(60,708)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$826	$694	$2,403	$2,088
Sales and marketing	4,806	3,521	14,677	11,102
Research and development	3,953	2,124	10,794	6,595
General and administrative	5,715	4,160	16,127	11,406
Total stock-based compensation expense	$15,300	$10,499	$44,001	$31,191
Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Revenue	$112,282	$91,852	$20,430	22%

The increase in revenue of $20.4 million was comprised of increases in subscription revenue of $21.3 million and professional services and other revenue of $0.5 million, net of a decrease in perpetual license and maintenance revenue of $1.4 million. Revenue from existing customers comprised 25% of the increase, while the remaining increase was due to revenue from new customers since October 1, 2019. International revenue increased $10.1 million, or 29%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Cost of revenue	$19,394	$15,245	$4,149	27%
Gross profit	92,888	76,607	16,281	21%
Gross margin	83%	83%
The increase in cost of revenue of $4.1 million was primarily due to:
•a $1.9 million increase in personnel costs primarily due to support for cloud-based products;
•a $1.7 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io and Tenable Lumin;
•a $0.5 million increase in the amortization of acquired intangible assets; and
•a $0.3 million increase in the amortization of internal use software; partially offset by
•a $0.3 million decrease in travel and meeting costs.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Sales and marketing	$53,045	$56,699	$(3,654)	(6)%
The decrease in sales and marketing expense of $3.7 million was primarily due to:
•a $2.4 million decrease in selling expenses, including a $2.3 million decrease in travel and meeting costs;
•a $2.1 million decrease in marketing expenses, primarily related to a reduction in field marketing activities; and
•a $1.0 million decrease in sales commission draws; partially offset by
•a $1.6 million increase in personnel costs largely associated with an increase in headcount, including a $1.3 million increase in stock-based compensation.
Research and Development

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Research and development	$25,128	$20,763	$4,365	21%
The increase in research and development expense of $4.4 million was primarily due to:
•a $4.9 million increase in personnel costs, including a $1.8 million increase in stock-based compensation and a $0.7 million decrease in development costs that were capitalized for internal use software; and
•a $0.5 million increase in allocated overhead costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; partially offset by
•a $0.8 million decrease in travel and meeting costs; and

•a $0.4 million decrease in third-party cloud infrastructure costs related to the development of new and future product offerings.
General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
General and administrative	$18,180	$17,472	$708	4%
The increase in general and administrative expense of $0.7 million was primarily due to:
•a $2.2 million increase in personnel costs largely associated with an increase in headcount, including a $1.4 million increase in stock-based compensation; and
•a $0.1 million increase in allocated overhead costs; partially offset by
•a $1.4 million decrease in professional fees; and
•a $0.4 million decrease in travel and meeting costs.
Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Revenue	$322,139	$257,537	$64,602	25%
The increase in revenue of $64.6 million was comprised of increases in subscription revenue of $65.6 million and professional services and other revenue of $1.8 million, partially offset by a decrease in perpetual license and maintenance revenue of $2.8 million. Revenue from existing customers comprised 49% of the increase, while the remaining increase was due to revenue from new customers since October 1, 2019. International revenue increased $31.3 million, or 33%.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Cost of revenue	$57,237	$42,389	$14,848	35%
Gross profit	264,902	215,148	49,754	23%
Gross margin	82%	84%
The increase in cost of revenue of $14.8 million was primarily due to:
•a $6.1 million increase in third-party cloud infrastructure costs largely associated with the increased adoption of Tenable.io, as well as the launch of Tenable Lumin;
•a $6.0 million increase in personnel costs primarily due to support for cloud-based products;
•a $1.3 million increase in the amortization of acquired intangible assets;
•a $1.1 million increase in the amortization of internal use software; and
•a $0.6 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; partially offset by
•a $0.8 million decrease in travel and meeting costs.

Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Sales and marketing	$168,343	$165,403	$2,940	2%
The increase in sales and marketing expense of $2.9 million was primarily due to:
•a $10.4 million increase in personnel costs largely associated with an increase in headcount, including a $3.6 million increase in stock-based compensation;
•a $1.1 million increase in sales commissions, due to increased sales and the amortization of deferred commissions; and
•a $1.6 million increase in allocated overhead costs, primarily facilities costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; partially offset by
•a $5.5 million decrease in expenses for marketing expenses, primarily related to a reduction in field marketing activities; and
•a $5.3 million decrease in selling expenses, including a $4.8 million decrease in travel and meeting costs.
Research and Development

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
Research and development	$77,269	$64,396	$12,873	20%
The increase in research and development expense of $12.9 million was primarily due to:
•a $12.4 million increase in personnel costs largely associated with an increase in headcount, including a $4.1 million increase in stock-based compensation and a $2.7 million decrease in development costs that were capitalized for internal use software; and
•a $1.8 million increase in allocated overhead costs, primarily facilities costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; partially offset by
•a $1.1 million decrease in third-party cloud infrastructure costs related to the development of new and future product offerings; and
•a $0.8 million decrease in travel and meeting costs.
General and Administrative

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	($)	(%)
General and administrative	$54,992	$48,595	$6,397	13%
The increase in general and administrative expense of $6.4 million was primarily due to:
•a $7.0 million increase in personnel costs partially due to an increase in headcount, including a $4.5 million increase in stock-based compensation; and
•a $1.1 million increase in allocated overhead costs, primarily facilities costs, driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; partially offset by
•a $1.4 million decrease in professional fees; and
•a $1.1 million decrease in travel and meeting costs.

Liquidity and Capital Resources
At September 30, 2020, we had cash and cash equivalents, which consisted of bank deposits and money market funds, of $141.4 million and short-term investments, which consisted of commercial paper, U.S. Treasury and agency obligations and corporate bonds, of $127.7 million.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses from our operations as reflected by our accumulated deficit of $605.9 million at September 30, 2020.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At September 30, 2020, we had deferred revenue of $390.2 million, of which $296.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the nine months ended September 30, 2020, we may not be able to sustain these cash flows in the near term. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. In the fourth quarter of 2020, we expect capital expenditures related to our new corporate headquarters to be approximately $2 million.
The full extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. We also do not yet know the full effects of COVID-19 pandemic may have on our partners, customers and service providers. Accordingly, the current results and financial conditions discussed herein may not be indicative of our future operating results and trends. See the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q.
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
Credit Facility
In July 2020, we entered into a new $45.0 million senior secured facility, or the 2020 Credit Facility, with Silicon Valley Bank in connection with the expiration of our $25.0 million revolving credit facility, or the 2017 Credit Facility. The 2020 Credit Facility bears interest at either LIBOR plus 2%, with a 1% LIBOR floor, or the base rate plus 1%, and terminates on July 24, 2022. A commitment fee of 0.35% per annum is payable quarterly in arrears based on the unused portion. The

2020 Credit Facility includes a $45.0 million uncommitted expansion, including a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million, and has a financial covenant requiring a minimum consolidated quick ratio of at least 1.5:1.0 on the last day of any quarter.
In the nine months ended September 30, 2020, there were no amounts outstanding under our 2020 Credit Facility or, prior to its expiration, the 2017 Credit Facility. At September 30, 2020, we were in compliance with the financial covenant and our borrowing capacity was reduced by $5.5 million related to standby letters of credit. We do not currently intend to draw on the 2020 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$46,298	$(7,672)
Net cash used in investing activities	(8,455)	(15,480)
Net cash provided by financing activities	30,478	30,565
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,359)	(1,226)
Net increase in cash and cash equivalents and restricted cash	$66,962	$6,187
Operating Activities
In the nine months ended September 30, 2020, net cash provided by operating activities was $46.3 million, which primarily consisted of our $40.8 million loss, adjusted for stock-based compensation expense of $44.0 million and depreciation and amortization of $8.0 million, as well as a net cash inflow of $34.1 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $27.1 million increase in deferred revenue from increased subscription sales, as a majority of our customers are invoiced in advance, as well as $14.2 million in proceeds from lease incentives, and a $7.8 million decrease in accounts receivable due to collections from customers. This inflow was partially offset by a $8.4 million decrease in accrued compensation and a $4.1 million increase in prepaid expenses.
In the nine months ended September 30, 2019, net cash used in operating activities was $7.7 million, which primarily consisted of our $60.7 million loss, adjusted for stock-based compensation expense of $31.2 million and depreciation and amortization of $4.6 million, as well as a net cash inflow of $18.0 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $39.5 million increase in deferred revenue from increased subscription sales, as a majority of our customers are invoiced in advance. This inflow was partially offset by a $13.3 million increase in accounts receivable, a $5.4 million decrease in accrued compensation, including $4.7 million related to employee stock purchase plan activity, and a $5.1 million increase in deferred commissions.
Investing Activities
Net cash used in investing activities decreased by $7.0 million, primarily due to a $15.8 million increase in sales and maturities, net of purchases, of short-term investments in commercial paper, U.S. Treasury and agency obligations and corporate bonds, partially offset by a $8.8 million increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities decreased by $0.1 million, primarily due to a $2.1 million decrease in proceeds from stock issued in connection with the employee stock purchase plan, which was partially offset by the $2.0 million of loan proceeds that we received from the state of Maryland in 2020.

Contractual Obligations
At September 30, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in our 10-K.
Off-Balance Sheet Arrangements
At September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
At September 30, 2020, we had cash and cash equivalents, which consisted of cash deposits and money market funds, of $141.4 million. We also had short-term investments, which consisted of commercial paper, U.S. treasury and agency securities and corporate bonds, of $127.7 million. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
We have not had any borrowings under our $45.0 million 2020 Credit Facility since it was established in July 2020. Any borrowings under the 2020 Credit Facility would bear interest at a variable rate. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a)

reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Risks Related to Our Business and Industry
Our business, operations and financial performance may be materially adversely affected by the ongoing and evolving COVID-19 pandemic.
Our business, operations and financial performance could be adversely affected by the effects of the ongoing and evolving COVID-19 pandemic, and such affect could be material. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and in countries in which we operate that, among other things, direct individuals to follow social distancing guidelines and or to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for our global workforce, including at our headquarters in Columbia, Maryland, and we have suspended work-related travel and in-person customer and sales interactions.
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
We also do not yet know the full effects of COVID-19 pandemic on our partners, customers and service providers. Health concerns and political or governmental developments in response to COVID-19 could create or contribute to economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate. As a result, existing and potential customers have and may continue to choose to reduce or delay technology spending in response to the COVID-19 pandemic, or may attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results, financial condition and prospects. Because our enterprise platform offerings are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods, and such effects may be offset by temporary decreases in our expenses related to restrictions on the conduct of our business.

The COVID-19 pandemic continues to rapidly evolve. The full extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions, the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease, and the availability, timing and effectiveness of a vaccine. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our partners and customers, or the global economy as a whole. The pandemic could adversely affect our revenue growth and financial results, and such affect could be material. Weak global economic conditions also may exacerbate the ongoing impact of the pandemic.
In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
We have a history of losses and may not achieve or maintain profitability in the future.
We have historically incurred net losses, including net losses of $40.8 million and $60.7 million in the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $605.9 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Further, we do not yet know the full effects of the COVID-19 pandemic, which increases the difficulty in predicting future results of operations.
While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our offerings to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase at a greater rate. In particular, we expect to continue to expend substantial financial and other resources on:
•public cloud infrastructure and computing costs;
•research and development related to our offerings, including investments in our research and development team;
•sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•continued international expansion of our business; and
•general and administrative expense, including legal and accounting expenses related to being a public company.
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
From the nine months ended September 30, 2019 to the nine months ended September 30, 2020, our revenue grew from $257.5 million to $322.1 million, representing year over year growth of 25%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
•maintain and expand our customer base;
•increase revenue from existing customers through increased or broader use of our offerings within their organizations;
•improve the performance and capabilities of our offerings through research and development;
•continue to develop and expand our enterprise platform;
•maintain the rate at which customers purchase and renew subscriptions to our enterprise platform offerings;
•continue to successfully expand our business domestically and internationally; and

•successfully compete with other companies.
If we are unable to maintain consistent revenue or revenue growth, including as a result of the COVID-19 pandemic, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
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
If our enterprise platform offerings do not interoperate with our customers’ network and security infrastructure, including remote devices, or with third-party products, websites or services, our results of operations may be harmed.
Our enterprise platform offerings, Tenable.io and Tenable.sc, must interoperate with our customers’ existing network and security infrastructure, including remote devices. These complex systems are developed, delivered and maintained by the customer, their employees and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure, including remote devices, have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security offerings to customers with highly complex and customized networks, including remote devices, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure, new usage trends, such as remote work during the COVID-19 pandemic, or new industry standards or protocols are introduced, we may have to update or enhance our cloud platform and our other solutions to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.
We may not deliver or maintain interoperability quickly or cost-effectively, or at all. These efforts require capital investment and engineering resources. If we fail to maintain compatibility of our cloud platform and our other solutions with our customers’ network and security infrastructures, including for remote devices, our customers may not be able to fully utilize our solutions, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our services, which would materially harm our business, operating results and financial condition.
If our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, or if they contain undetected errors or defects, our brand and reputation could be harmed.
If our solutions fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, including for remote devices, or if our solutions fail to identify new and increasingly complex methods of cyberattacks, our business and reputation may suffer. There is no guarantee that our solutions will detect all vulnerabilities, especially in light of the rapidly changing security landscape to which we must respond, including the increased remote work environment during the COVID-19 pandemic. Additionally, our solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, our solutions rely on information provided by an active community of users who contribute new exploits, attacks and vulnerabilities. If the information from these third parties is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings and may therefore adversely impact market acceptance of our products and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem.
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
Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•the potential impact of the COVID-19 pandemic on our business and that of our partners and customers;
•the level of demand for our enterprise platform;
•the introduction of new products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for solutions offered by us or our competitors;
•the rate of renewal of subscriptions, and extent of expansion of assets under such subscriptions, with existing customers;
•the mix of customers licensing our products on a subscription basis as compared to a perpetual license;
•large customers failing to renew their subscriptions;
•the size, timing and terms of our subscription agreements with new customers;
•our ability to interoperate our solutions with our customers’ network and security infrastructure, including remote devices;

•the timing and growth of our business, in particular through our hiring of new employees and international expansion;
•network outages, security breaches, technical difficulties or interruptions with our solutions;
•changes in the growth rate of the markets in which we compete;
•the length of the license term, amount prepaid and other material terms of subscriptions to our solutions sold during a period;
•customers delaying purchasing decisions in anticipation of new developments or enhancements by us or our competitors or otherwise;
•changes in customers’ budgets;
•seasonal variations related to sales and marketing and other activities, such as expenses related to our customers;
•our ability to increase, retain and incentivize the channel partners that market and sell our solutions;
•our ability to integrate our solutions with our ecosystem partners’ technology;
•our ability to integrate any future acquisitions of businesses;
•our brand and reputation;
•the timing of our adoption of new or revised accounting pronouncements applicable to public companies and the impact on our results of operations;
•our ability to control costs, including our operating expenses, such as third-party cloud infrastructure costs and facilities costs;
•our ability to hire, train and maintain our direct sales force;
•unforeseen litigation and intellectual property infringement;
•fluctuations in our effective tax rate;
•general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate; and
•other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events.
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
The cybersecurity market is characterized by very rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards. Our success also depends on continued innovation to provide features that make our solutions responsive to the cybersecurity landscape, including the shift to employees working from home during the COVID-19 pandemic. While we continue to invest significant resources in research and development in order to ensure that our solutions continue to address the cyber security risks that our customers face, the introduction of solutions and services embodying new technologies could render our existing solutions or services obsolete or less attractive to customers. In addition, developing new solutions and product enhancements is expensive and time-consuming, we may face delays or uncertainty in our release timing, and there is no assurance that such activities will result in significant cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected. Further, we may not be able to successfully anticipate or adapt to changing technology or customer requirements or the dynamic threat landscape on a timely basis, or at all, which would impair our ability to execute on our business strategy.
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
Our subscription offerings are term-based and a majority of our subscription contracts are for one year in duration. In order for us to maintain or improve our results of operations, it is important that a high percentage of our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate if our existing customers choose to reduce or delay technology spending in response to economic conditions resulting from the ongoing COVID-19 pandemic, as well as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described in this Quarterly Report on Form 10-Q. Additionally, many of our customers, including certain top customers, have the right to terminate their agreements with us for convenience and for other reasons. We cannot assure you that customers will maintain their agreements with us, renew subscriptions or increase their usage of our software. If our customers do not maintain or renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be harmed.
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
We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 984 employees as of December 31, 2017 to 1,373 employees as of September 30, 2020. We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to significantly expand our operations and headcount in the near term. Our growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our solutions and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. We could also face inefficiencies or service disruptions as a result of our efforts to maintain and scale our domestic and international facilities, and additional facilities may not be available to us on commercially reasonable terms, or at all. Any of these difficulties could adversely impact our business performance and results of operations.
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
The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our solutions. We sell our solutions primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Our average sales cycle with an enterprise customer is approximately four months, and to the extent we continue to enter into larger deals, our average sales cycle is likely to increase. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or service under consideration. The COVID-19 pandemic has also impacted the budgets and purchasing decisions and processes of certain of our customers and prospective customers, some of whom have added additional controls on expenditures and require additional internal approvals of expenditures, even if relatively small in dollar amount, all of which could lengthen our sales cycle. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the nine months ended September 30, 2020 and 2019, we derived 91% and 90%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 43% of our revenue in each of the nine months ended September 30, 2020 and 2019, and 42% of our accounts receivable as of September 30, 2020. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of the COVID-19 pandemic, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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
Our new offerings or enhancements and changes to our existing offerings could fail to attain sufficient market acceptance for many reasons, including:
•failure to predict market demand accurately, including changes in demand as a result of the COVID-19 pandemic, in terms of functionality and to supply offerings that meets this demand in a timely fashion;
•defects, errors or failures;
•negative publicity about their performance or effectiveness;
•delays in releasing our new offerings or enhancements to our existing offerings to the market;
•introduction or anticipated introduction of competing products by our competitors;
•poor business conditions for our customers, including as a result of the COVID-19 pandemic, causing them to delay IT purchases; and
•reluctance of customers to purchase cloud-based offerings.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 39% and 36% of our revenue in the nine months ended September 30, 2020 and 2019, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
•increased management, infrastructure and legal costs associated with having international operations;
•reliance on channel partners;
•trade and foreign exchange restrictions, including potential changes in trade relations arising from policy initiatives implemented by the current U.S. administration, which has been critical of existing and proposed trade agreements;
•economic or political instability in foreign markets, including instability related to the United Kingdom’s recent exit from the European Union and the corresponding impact on its ongoing legal, political, and economic relationship with the European Union, and the COVID-19 pandemic;
•travel restrictions resulting from the COVID-19 pandemic, including restrictions on U.S. travelers from entering some foreign countries;
•greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;
•changes in regulatory requirements, including, but not limited to data privacy, data protection and data security regulations;
•difficulties and costs of staffing, managing and potentially reorganizing foreign operations;
•the uncertainty and limitation of protection for intellectual property rights in some countries;
•costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•differing labor regulations in foreign jurisdictions where labor laws are generally more advantageous to employees, including deemed hourly wage and overtime regulations in these locations;
•costs of compliance with U.S. laws and regulations for foreign operations, including the FCPA, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell or provide our solutions in certain foreign markets, and the risks and costs of non-compliance;
•requirements to comply with foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;
•the potential for political unrest, pandemics, acts of terrorism, hostilities or war;
•management communication and integration problems resulting from cultural differences and geographic dispersion;
•costs associated with language localization of our solutions; and
•costs of compliance with multiple and possibly overlapping tax structures.

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
We have in the past acquired products, technologies and businesses from other parties, such as our recent acquisition of Indegy, Ltd. in December 2019, and we may choose to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions, including the Indegy acquisition, involve many risks, including the following:
•an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•we may encounter difficulties in, or may be unable to, successfully sell any acquired solutions;

•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•our use of cash to pay for an acquisition would limit other potential uses for our cash; and
•if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants.
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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our product, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Our credit agreement with Silicon Valley Bank includes restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and any debt financing that we secure in the future could have similar restrictive covenants. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
Uncertainties in the interpretation and application of applicable tax laws could materially affect our tax obligations and effective tax rate.
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
As of September 30, 2020, we had 21 issued patents and nine patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
The market price of our common stock may fluctuate substantially and depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the market price of our common stock include the following:
•actual or anticipated changes or fluctuations in our operating results;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our common stock by us or our stockholders, or the perception that these sales might occur, including in connection with anticipated distributions of shares of our common stock by entities affiliated with members of our Board of Directors;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our Board of Directors;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. In addition, our credit agreement with Silicon Valley Bank contains restrictive covenants that prohibit us, subject to certain exceptions, from paying dividends on our common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include:
•a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairperson of our Board of Directors, Chief Executive Officer or president (in the absence of a chief executive officer) or a majority vote of our Board of Directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our Board of Directors, by majority vote, to amend our amended and restated bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
•any derivative action or proceeding brought on our behalf;

• any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
• any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or
•any action asserting a claim against us that is governed by the internal affairs doctrine.
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
Items 3, 4 and 5 are not applicable and have been omitted.

Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on June 29, 2018
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.1	Second Amendment to Loan and Security Agreement, dated as of July 1, 2020, by and between Tenable, Inc. and Silicon Valley Bank	Previously filed as Exhibit 10.1 to the Company's 10-Q (File No. 001-38600) on July 30, 2020
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

TENABLE HOLDINGS, INC.

Date:	October 28, 2020	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	October 28, 2020	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)