Form 10-K
period 2020-12-31
Tenable Holdings, Inc.
filed 2021-02-23
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
6100 Merriweather Drive, Columbia, Maryland, 21044
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.1 billion.
The number of shares of the Registrant's common stock outstanding as of February 16, 2021 was 104,036,276.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2020.

TENABLE HOLDINGS, INC.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, including the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements concerning the following:
•the anticipated impact of the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic on our business, results of operations and financial condition, including on our sales and our revenue growth rate;
•our market opportunity;
•the effects of increased competition as well as innovations by new and existing competitors in our market;
•our ability to adapt to technological change, release new products and product features and effectively enhance, innovate and scale our enterprise platform and solutions;
•our ability to effectively manage or sustain our growth and to achieve profitability;
•our ability to maintain and expand our customer base, including by attracting new customers;
•our relationships with third parties, including channel partners;
•completed and potential acquisitions and integration of complementary businesses and technologies;
•our ability to maintain, or strengthen awareness of, our brand;
•perceived or actual problems with the security, integrity, reliability, compatibility and quality of our platform and solutions;
•future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;
•our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;
•our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•our ability to maintain, protect and enhance our intellectual property;
•costs associated with defending intellectual property infringement and other claims; and
•the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.
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

Item 1.        Business
Overview
We are a leading provider of Cyber Exposure solutions. Cyber Exposure is a discipline for managing, measuring and comparing cybersecurity risk in the digital era.
Digital transformation is driving radical change and is powering the economy and our social infrastructure. A digital-first economy is only sustainable if it is built with a solid cybersecurity foundation. As organizations modernize their IT infrastructures and adopt cloud or hybrid cloud architectures that are no longer housed in the confines of their corporate networks, they have less visibility and control over the security of these assets. Organizations are also increasingly implementing modern solutions, such as Internet of Things, or IoT, devices, web applications and application containers, to enable the rapid development and deployment of new products, services and business models, as well as to drive operational efficiencies. Further, safety-critical Operational Technology, or OT, such as Industrial Control Systems, are now network-connected and must be secured from cybersecurity threats.
While other functions in an organization, such as finance and operations, have a system to help them manage and measure risk, cybersecurity risk has not historically been adequately measured or understood. Our enterprise platform provides a unified view into the organization’s state of security, enables security teams to prioritize and focus their remediation efforts, and translates vulnerability data into actionable business metrics and insights that boards of directors and executives can understand and use to make strategic decisions. We believe our Cyber Exposure solutions are transforming how cybersecurity risk is managed and measured and will help organizations more rapidly embrace digital transformation.
Our platform offerings provide broad visibility into security issues such as vulnerabilities, misconfigurations, internal and regulatory compliance violations and other indicators of the state of an organization’s security across IT infrastructure and applications, cloud environments and Industrial IoT and OT environments. We also provide deep analytics to help organizations score, trend and compare their cyber exposure over time, and communicate cyber risk in business terms to make better strategic decisions. Our platform offerings integrate and analyze data from our native collectors alongside IT asset, vulnerability and threat data from third-party systems and applications to prioritize security issues for remediation and focus an organization’s resources based on risk and business criticality.
In 2020, 2019 and 2018 our total revenue was $440.2 million, $354.6 million and $267.4 million, respectively, representing year-over-year growth rates of 24% from 2019 to 2020 and 33% from 2018 to 2019. Our net loss was $42.7 million, $99.0 million and $73.5 million in 2020, 2019 and 2018, respectively. Our cash flows from operating activities were $64.2 million, $(10.7) million and $(2.6) million in 2020, 2019 and 2018, respectively.
Our Platform Offerings
Our vision is to empower every organization to understand and reduce their cybersecurity risk.
Our Enterprise Platform Offerings
Our enterprise platform enables organizations to answer foundational and strategic questions such as:
•Where are we exposed?
•Where should we prioritize based on risk?
•Are we reducing our exposure over time?
•How do we compare to our peers?
Our enterprise platform offerings include Tenable.io, which is our cloud-delivered software as a service, or SaaS, offering, and Tenable.sc, which is our on-premises offering, both of which provide organizations with a risk-based view of traditional and modern attack surfaces. These applications are designed with views, workflows and dashboards to deliver a complete and continuous view of all assets, both known and previously unknown, and any associated vulnerabilities, internal and regulatory compliance violations, misconfigurations and other cybersecurity issues, prioritize these issues for remediation based on risk assessment and predictive analytics, and provide insightful remediation guidance.
Our enterprise platform offerings also include Tenable.ot, which is our on-premises solution that provides threat detection and mitigation, asset tracking, vulnerability management, and configuration control capabilities to protect OT environments, including industrial networks. Tenable.ot is sold as a stand-alone solution and integrates with Tenable.io and Tenable.sc.
Our enterprise platform offerings deliver the following capabilities:
•Live asset discovery. We can automatically discover a broad range of traditional and modern IT assets, including on-premises infrastructure, web applications, cloud environments, mobile devices, containers, IoT devices and OT systems. We use a combination of active scanning, passive network monitoring and public cloud monitoring via our connector to identify known and unknown assets on the network. Additionally, in 2020 we released Frictionless Assessment, which evaluates cloud assets and detects new vulnerabilities within a dynamic environment without having to schedule a scan or deploy an agent.
•Automated exposure assessment. With every change in a customer’s computing environment, we can automatically assess and identify where there are vulnerabilities, internal and regulatory compliance violations and misconfigurations across assets and cloud environments, such as missing software patches or outdated software versions. In addition, we can help optimize existing security technology investments to identify indicators of cyber exposure, such as improperly configured anti-virus software.
•Deep analytics to allow for prioritization. We combine our product, vulnerability data and threat intelligence with third-party data to provide business context and enable organizations to prioritize remediation efforts based on the business criticality of the asset and the likelihood of exploit. Predictive Prioritization enables organizations to reduce business risk by focusing on the vulnerabilities with the greatest likelihood of imminently being exploited. It combines Tenable vulnerability data with third-party threat and vulnerability data across more than 150 data sources using a proprietary machine learning algorithm developed by Tenable Research and data science teams to provide clear guidance on where to focus remediation efforts. Predictive Prioritization provides a threat-based view of vulnerabilities, which is a critical component of modern risk-based vulnerability management.
•Open and extensible platform. Our enterprise platform integrates with industry-leading IT workflow, security information and event management, or SIEM, and systems management tools to accelerate remediation and provide common visibility across security and IT operations teams.
•Cyber exposure measurement. Tenable Lumin, released in 2019, leverages our expansive knowledge base of assets and vulnerabilities coupled with data science insights to help our customers objectively score, trend and benchmark cyber exposure across their organizations, including by business unit or geography, for comparison and best practices. We believe this capability is critical to help security executives effectively translate technical information and communicate cybersecurity risk to a non-technical audience, including the C-suite and the board of directors, to make better strategic decisions on where to focus investment to maximize cybersecurity risk reduction. As we continue to expand our database with more vulnerability and asset intelligence as well as additional third-party data sources, we anticipate that we will be able to leverage these insights in Lumin to measure an organization’s cyber exposure beyond vulnerabilities to overall cybersecurity program effectiveness.
Nessus
Our co-founder is the creator of Nessus, one of the most widely deployed vulnerability assessment solutions in the cybersecurity industry. Nessus underpins our enterprise platform. Since the introduction of Nessus in 1998, an extensive community of Nessus users has emerged. We continue to cultivate knowledge and affinity within this user base, which, when combined with our enterprise customers and our Tenable Research team of cybersecurity and data science experts, creates powerful network effects in the form of a continuous feedback loop of data and insights. We use these learnings to expand our assessment capabilities and coverage, continually optimize our solutions and inform our product strategy and innovation priorities. We believe these data and insights will also fuel and strengthen our benchmarking capabilities over time.
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
Foundational elements of our technology architecture include:
•Public cloud infrastructure for agility. Our use of the public cloud delivers agility and market responsiveness without the capital investment or time delay involved with planning, purchasing and deploying hardware. It also provides a flexible cost profile in which capacity can be quickly adjusted up or down in response to new opportunities and market demand, with relatively modest fixed costs.
•Scalability. Our platform scales up and down to continuously meet customer demands, through the use of public cloud infrastructure around the world. This approach provides elastic resources for compute, data transfer and storage, and allows us to meet the needs of even the largest global enterprises and government agencies. Our platform manages and supports millions of assets for multiple enterprise customers across a variety of industries, with the ability to process millions of application programming interface, or API, calls daily. The platform can scale to support IoT deployments that are an order of magnitude larger than IT deployments.
•Availability. Our modern architecture, leveraging state-of-the-art public cloud services, offers high availability and high performance. It provides geographic redundancy, as well as automated backup, without the need for us to build redundant infrastructure. As a result, we offer a service level agreement for Tenable.io that promises 99.95% availability to help ensure the reliability of operation for our customers.
•Extensibility and integration. Our open API and software development kit, or SDK, enables import of data from third-party sources and sensors, including competitor products, to augment our native discovery, assessment and analytics. This is essential to providing a unified view of assets, vulnerabilities and exposure across the enterprise. These capabilities also enable flexible export of our data to third party systems.
•Unified Platform. Our products are built on a unified platform with a unified data model that enables us to share data, assets and vulnerabilities across our applications so our customers can run workflows and have a consistent user experience across our products.
•Widely adopted industry standard file format. The “.Nessus” file format for vulnerability data used in all of our products is openly documented and supported by dozens of products and programming languages, which simplifies integration with our ecosystem partners’ technologies.

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
Our Growth Strategy
Our objectives are to maintain our market leadership in Cyber Exposure and to capture our large market opportunity. To accomplish these objectives, we intend to:
•Continue to Acquire New Enterprise Platform Customers. We believe there is a substantial opportunity to increase adoption of our enterprise platform offerings. We have experienced growth in new enterprise platform customers due to investments in sales and marketing. We intend to continue to aggressively pursue new domestic and international customers by adding sales capacity and leveraging our network of channel partnerships around the world.
•Expand Asset Coverage Within Our Customer Base. We believe we have a significant opportunity to expand our relationships with our existing customers by targeting additional teams, business units or geographies, pursuing broad enterprise deployments and generally expanding our coverage of their IT assets and cross-selling new applications and solutions.
•Invest in Our Technology Platform. We intend to continue to innovate and develop our enterprise platform, including the addition of incremental capabilities, such as coverage of new attack surfaces and asset types and the addition of analytical capabilities, to help our customers measure and benchmark their cyber exposure. As we collect more data and ingest more data from third-party sources, we believe our data set will become even more valuable over time, which will allow us to continue to develop new analytical products and capabilities to our existing product suite over time.
•Explore Acquisition Opportunities. We may acquire other businesses, technology and/or development personnel that will expand and enhance the functionality of our platform offerings. In 2019, we acquired Indegy Ltd., or Indegy, a leader in industrial cybersecurity that provides visibility, security and control across OT environments. Indegy expanded our depth of OT expertise and intelligence and our breadth of OT-specific capabilities from vulnerability management to asset inventory, configuration management and threat detection.
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
As of December 31, 2020, we had over 30,000 customers who licensed our Tenable.io, Tenable.sc, Tenable.ot or Nessus Professional products. Our customers include more than 50% of the Fortune 500 and over 30% of the Global 2000 organizations at December 31, 2020. In 2020, 2019 and 2018, no single customer represented more than 2% of our revenue.

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
We sell to organizations of all sizes across a broad range of industries, with a specific focus on enterprise accounts. Our sales team is divided by customer size and geography, including the Americas; Europe, the Middle East and Africa ("EMEA"); and Asia Pacific and Japan.
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
Research and Development
We continue to invest substantial resources in research and development to enhance our platform offerings by developing new features, functionality, and applications. Our engineering expertise combines extensive security product development experience with individuals who possess deep cloud and user interface design background.
Additionally, our Tenable Research team includes a team of cybersecurity and data science experts who deliver Cyber Exposure intelligence, data science insights, alerts and security advisories. Frequent updates from Tenable Research ensure the latest vulnerability checks, zero-day research, and configuration benchmarks are available within our Cyber Exposure solutions.
We believe ongoing and timely development of new products and features is imperative to maintaining our competitive position. We continue to invest in development of our solutions across our global research and development team.
Our research and development expense was $101.7 million, $87.1 million and $76.7 million in 2020, 2019 and 2018, respectively.
Backlog
We define backlog as contractually committed orders to be invoiced under our existing agreements that are not included in the deferred revenue on our consolidated balance sheets. As of December 31, 2020 and 2019, we had backlog of $8.0 million and $3.6 million, respectively. We expect substantially all of the backlog at December 31, 2020 to be invoiced within the following twelve months.
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
As of December 31, 2020, we had 21 issued patents and nine patent applications pending in the United States. Our issued patents expire between 2027 and 2038 and cover our network scanning, monitoring and analysis technologies and additional features of our platform offerings. As of December 31, 2020, we had 19 registered trademarks and one trademark application pending in the United States. We view our copyrights, trade secrets and know-how as a significant component of our intellectual property assets.
We also license certain software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright and trade secret laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality and invention assignment agreements, unauthorized parties may still attempt to copy, reverse engineer, misappropriate or otherwise obtain and use our software and technology. In addition, we intend to continue to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.
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
Human Capital
As of December 31, 2020, we had 1,367 employees, including 455 employees located outside of the United States. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Certain international employees are subject to collective bargaining agreements in connection with local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
We believe in upholding a core set of values for our entire global workforce:
•One Tenable: We are united as one Tenable team. We win together. We are one team internally, with our customers, with our partners and in the market.
•We Care: About our work, about our customers, about one another and about our communities. We speak straight and we do the right thing.
•Deliver Results: We set high goals, take bold risks, measure honestly and deliver results that exceed expectations.
•What We Do Matters: The work that we do makes a difference in the world.
Our key human capital objectives are to attract, retain and develop our highly talented existing and future employees, while cultivating a diverse and inclusive workforce and environment to achieve exceptional business results. We strive to be a career destination where employees from all backgrounds are welcome and empowered, are treated with fairness and respect, can make a difference, and have the opportunity to grow.
Financial Information and Segments
Segment and geographic information required by Part I, Item 1 of Form 10-K can be found in Note 1 and Note 13 of the Notes to our Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K.
Corporate Information
Tenable Network Security, Inc., our predecessor, was incorporated under the laws of the State of Delaware in 2002. Tenable Holdings, Inc. was incorporated in Delaware in October 2015, and in November 2015, Tenable Network Security, Inc. was merged into our wholly-owned indirect subsidiary and in 2017 was renamed as Tenable, Inc.
Our principal executive offices are located at 6100 Merriweather Drive, Columbia, Maryland 21044. Our telephone number is (410) 872-0555. Our website address is www.tenable.com. The information contained on, or that can be accessed through, our website is not incorporated by reference, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.
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
Selected Risks Affecting Our Business
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in this “Risk Factors” section, including the following:
•Our business, operations and financial performance may be materially adversely affected by the ongoing and evolving COVID-19 pandemic.
•We have a history of losses and may not achieve or maintain profitability in the future.
•We may not be able to sustain our revenue growth rate in the future.
•We may not be able to scale our business quickly enough to meet our customers’ growing needs.
•Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliable and accurate performance of our solutions, infrastructure and third-party suppliers. If we experience performance problems, or if our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, or if they contain undetected errors or defects, our brand and reputation could be harmed.
•Our future quarterly results of operations are likely to fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
•We face intense competition. If we do not continue to innovate and offer solutions that address the dynamic cybersecurity landscape, we may not remain competitive.
•Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding the number of IT assets or IP addresses under their subscriptions. Any decline in our customer renewals, terminations or failure to convince our customers to expand their use of subscription offerings would harm our business, results of operations, and financial condition.
•We rely on third parties to maintain and operate certain elements of our network infrastructure.
•We rely on our third-party channel partner network of distributors and resellers to generate a substantial amount of our revenue.

Risks Related to Our Business and Industry
Our business, operations and financial performance may be materially adversely affected by the ongoing and evolving COVID-19 pandemic.
Our business, operations and financial performance could be adversely affected by the effects of the ongoing and evolving COVID-19 pandemic, and such affect could be material; however, as of December 31, 2020, we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and in countries in which we operate that, among other things, direct individuals to follow social distancing guidelines and or to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for our global workforce, including at our headquarters in Columbia, Maryland, and we have suspended work-related travel and in-person customer and sales interactions.
Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic may adversely affect our business and our ability to generate sales of, and revenues from, our platform offerings. For example, substantially all of our field sales and other professional services are now being conducted remotely, and while we do not yet know if such remote operations will affect our ability to attract, retain or upsell customers, we anticipate that our revenue growth could be adversely impacted by the COVID-19 pandemic and weak global economic conditions.
We also do not yet know the full effects of the ongoing COVID-19 pandemic on our partners, customers and service providers. Health concerns and political or governmental developments in response to COVID-19 could create or contribute to economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate. As a result, existing and potential customers have and may continue to choose to reduce or delay technology spending in response to the COVID-19 pandemic, or may attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results, financial condition and prospects. Because our platform offerings are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods, and such effects may be offset by temporary decreases in our expenses related to restrictions on the conduct of our business. We may incur additional costs when we resume business-related travel and return to the office, the timing and extent of which remains unknown.
The COVID-19 pandemic continues to rapidly evolve. The full extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-K, such as the duration of the outbreak, the duration and effect of business disruptions, the ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease, and the availability, timing and effectiveness of a vaccine, both domestically and globally. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our partners and customers, or the global economy as a whole. The pandemic could adversely affect our revenue growth and financial results, and such affect could be material. Weak global economic conditions also may exacerbate the ongoing impact of the pandemic.
In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
We have a history of losses and may not achieve or maintain profitability in the future.
We have historically incurred net losses, including net losses of $42.7 million, $99.0 million and $73.5 million in 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $607.9 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Further, we do not yet know the full effects of the COVID-19 pandemic, which increases the difficulty in predicting future results of operations.

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
From 2019 to 2020, our revenue grew from $354.6 million to $440.2 million, representing year-over-year growth of 24%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliable and accurate performance of our solutions, infrastructure and third-party suppliers. If we experience performance problems, or if our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, or if they contain undetected errors or defects, our brand and reputation could be harmed.
We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, deliberate or unintentional human or software errors, capacity constraints and fraud or cybersecurity attacks. Any disruptions or other performance problems with our solutions could harm our reputation and business and may damage our customers’ businesses, including by interrupting their networking traffic or operational technology environments. Interruptions in our service delivery might reduce our revenue, cause us to issue credits to customers, subject us to potential liability and cause customers to not renew their purchases of our solutions.
In addition, if our solutions fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, including for remote devices, or if our solutions fail to identify new and increasingly complex methods of cyberattacks, our business and reputation may suffer. There is no guarantee that our solutions will detect all vulnerabilities, especially in light of the rapidly changing security landscape to which we must respond, including the increased remote work environment during the COVID-19 pandemic. Additionally, our solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, our solutions rely on information provided by an active community of users who contribute new exploits, attacks and vulnerabilities. If the information from these third parties is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings and adversely impact market acceptance of our products and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem.
We have experienced errors or defects in the past in connection with the release of new solutions and product upgrades, and we expect that these errors or defects will be found from time to time in the future in new or enhanced solutions after commercial release. Defects may cause our solutions to be vulnerable to attacks, cause them to fail to detect vulnerabilities, or temporarily interrupt customers’ networking traffic or operational technology environments, any of which may damage our customers’ business and could hurt our reputation. If our solutions fail to detect vulnerabilities for any reason, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions may harm our business and operating results.
Threats from bad actors and advanced new attacks against information systems increase risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Because the techniques used to obtain unauthorized access, insert malicious code or other otherwise sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to implement adequate preventative measures or timely discover these intrusions. An actual or perceived security breach or theft of the sensitive data of ours, one of our customers or partners, regardless of whether the breach is attributable to the failure of our solutions, could adversely affect the market’s perception of our brand and our offerings and subject us to legal claims.
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

•network outages, security breaches, technical difficulties or interruptions with our solutions (including security breaches by our service providers or vendors);
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
In addition, some of our larger competitors have substantially broader product offerings and can bundle competing products and services with other software offerings which customers may choose even if individual products have more limited functionality than our solutions. These competitors may also offer their products at a lower price, which could increase pricing pressure on our offerings and cause the average sales price for our offerings to decline. These larger competitors are also often better positioned to withstand any significant reduction in capital spending, and will therefore not be as susceptible to economic downturns. One component of our enterprise platform involves assessing cyber exposure in a public cloud environment. We are dependent upon the providers to allow our solutions to access their cloud offerings. If one or more cloud providers elected to offer exclusively their own cloud security product or otherwise eliminate the ability of our solutions to access their cloud on behalf of our customers, our business and financial results could be harmed.
Additionally, the cybersecurity market is characterized by very rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards. Our success depends on continued innovation to provide features that make our solutions responsive to the cybersecurity landscape, including the shift to employees working from home during the COVID-19 pandemic. Developing new solutions and product enhancements is uncertain, expensive and time-consuming, and there is no assurance that such activities will result in significant cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected. Further, we may not be able to successfully anticipate or adapt to changing technology or customer requirements or the dynamic threat landscape on a timely basis, or at all, which would impair our ability to execute on our business strategy. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or new or evolving attacks by, or indicators of compromise that identify, cyber bad actors.
Furthermore, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and products and services offerings in the markets we address. In addition, current or potential competitors may be acquired by third parties with greater available resources, which may enable them to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or future competitors.
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
We, along with a significant number of our customers, are subject to laws, rules, regulations, and industry standards related to data privacy and cyber security, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. For example, the General Data Protection Regulation, or GDPR, came into force in May 2018. The GDPR contains numerous requirements and changes from prior European Union, or EU, law, including more robust obligations on data processors and data controllers, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control over personal data by data subjects, such as the “right to be forgotten", increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. We have an internal data privacy function that oversees and supervises our compliance with European data protection regulations.
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
While we have taken steps to mitigate the impact on us, such as implementing standard contractual clauses as appropriate and self-certifying under the EU-US Privacy Shield, or the Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain. For example, the European Court of Justice recently invalidated the use of the Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies like us that were self-certified under the Privacy Shield. The ECJ also called into question the use of the standard contractual clauses. As we are no longer able to rely on the Privacy Shield, our costs could increase and our ability to efficiently process personal data from the European Union could be negatively impacted. In addition, there are various activities in the European Union that could lead to the invalidation of the standard contractual clauses as accepted mechanisms for transferring personal data of European Union data subjects across borders, which could require us to implement costly substitutions for the data transfers we undertake in order to perform our services, or prevent such transfers entirely. Further, local data protection authorities general may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU states.
Additionally, the exit by the United Kingdom from the EU, or Brexit, took effect in January 2020, which will lead to further legislative and regulatory changes. While the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful in the long term under GDPR. With the expiration of the transition period on December 31, 2020, companies will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.
Similarly, there are a number of federal and state level legislative proposals in the United States that could impose new obligations on us. For example, the California Consumer Privacy Act, or the CCPA, went into effect on January 1, 2020 and creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA requires covered businesses to provide new disclosures to California consumers, which could include our employees residing in California based on the broad definitions in the law, to provide such consumers new ways to opt out of certain sales of personal information and to allow for new causes of action for data breaches. In addition, some countries are considering or have passed legislation implementing more onerous data protection requirements or requiring local storage and processing of data or other requirements that could increase the cost and complexity of delivering our services.
Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In 2020, 2019 and 2018, we derived 91%, 90% and 88%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 43%, 43% and 46% of our revenue in 2020, 2019 and 2018, respectively, and 41% of our accounts receivable as of December 31, 2020 and 40% as of December 31, 2019. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of the COVID-19 pandemic, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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
•poor business conditions for our customers, including as a result of the COVID-19 pandemic, causing them to delay or forgo IT purchases; and
•reluctance of customers to purchase cloud-based offerings.

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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 39% and 37% of our revenue in 2020 and 2019, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
•increased management, infrastructure and legal costs associated with having international operations;
•reliance on channel partners;

•trade and foreign exchange restrictions, including potential changes in trade relations arising from policy initiatives implemented by the current U.S. administration;
•economic or political instability in foreign markets, including instability related to the United Kingdom’s recent exit from the European Union and the corresponding impact on its ongoing legal, political, and economic relationship with the European Union;
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
We rely on the performance of highly skilled personnel, including senior management and our engineering, professional services, sales and technology professionals, and our ability to increase our customer base will depend to a significant extent on our ability to expand our sales and marketing operations.
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team and our highly skilled team members, including our sales personnel, professional services personnel and software engineers. We do not maintain key person insurance on any of our executive officers or key employees. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of any of our senior management or key employees could adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.
Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business is intense. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.
In addition, our ability to increase our customer base and achieve broader market acceptance of our Cyber Exposure solutions will depend to a significant extent on our ability to expand our sales force and our third-party channel partner network of distributors and resellers, both domestically and internationally. We may not be successful in attracting and retaining talented sales personnel or strategic partners, and any new sales personnel or strategic partners may not be able to achieve productivity in a reasonable period of time or at all. We also plan to dedicate significant resources to sales and marketing programs, including through electronic marketing campaigns and, when deemed safe to do so, trade event sponsorship and participation. All of these efforts will require us to invest significant financial and other resources and our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue.
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
Our corporate headquarters are located in Columbia, Maryland. The area around Washington, D.C. could be subject to terrorist attacks. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. Our employees have been working remotely due to the COVID-19 pandemic, which may pose additional security risks. In the event of a major hurricane, earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic, such as the COVID-19 pandemic, that impacts our corporate headquarters, other facilities, or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.
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
The nature of our business requires the application of complex accounting rules and regulations. If there are significant changes in current principles, financial reporting standards or interpretations, or if our estimates or judgments relating to our critical accounting policies prove to be incorrect, we may experience unexpected financial reporting fluctuations and our results of operations could be adversely affected.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Significant assumptions and estimates used in preparing our consolidated financial statements include the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions, useful lives of long-lived assets, the valuation of stock-based compensation, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. We might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems, or we may be required to restate our published financial statements, as a result of new standards, changes to existing standards and changes in their interpretation. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position and profit, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.
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
As of December 31, 2020, we had 21 issued patents and nine patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Risks Related to an Investment in Our Common Stock
Our stock price may be volatile, and the value of our common stock may decline.
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
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the COVID-19 pandemic.

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
Future sales of substantial amounts of our common stock in the public markets by us or our stockholders, or the perception such sales might occur, could reduce the price that our common stock might otherwise attain.
Sales of a substantial number of shares of our common stock in the public market by us or our stockholders, or the perception that these sales might occur, including in connection with anticipated distributions of shares of our common stock by entities affiliated with members of our Board of Directors, could depress the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Further, the number of new shares of our common stock issued by us in connection with raising additional capital in connection with a financing, acquisition, investment or otherwise could result in substantial dilution to our existing stockholders.
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
•any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or
•any action asserting a claim against us that is governed by the internal affairs doctrine.

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
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers or other employees. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
General Risks
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
Uncertainties in the interpretation and application of applicable tax laws could materially affect our tax obligations and effective tax rate. Our operating results may be negatively affected if we are required to pay additional taxes, including sales and use tax, value added tax, or other transaction taxes, and we could be subject to liability with respect to all or a portion of past or future sales.
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect a modified territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act, or changes proposed or implemented by in the new Presidential administration or otherwise, could materially affect our tax obligations and effective tax rate.
In addition, forecasts of our income tax position and effective tax rate for financial accounting purposes are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits, our assessment of the need for valuation allowances, or effective tax rates by jurisdiction is different than those estimated, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of business, financial condition and results of operations.

We currently collect and remit sales and use, value added and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of the amount of taxes owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions. A successful assertion that we are required to pay additional taxes in connection with sales of our solutions, or the imposition of new laws or regulations requiring the payment of additional taxes, would create increased costs and administrative burdens for us. If we are subject to additional taxes and determine to offset such increased costs by collecting and remitting such taxes from our customers, or otherwise passing those costs through to our customers, companies may be discouraged from using our solutions. Any increased tax burden may decrease our ability or willingness to compete in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past sales or otherwise harm our business and operating results.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2020 we had U.S. federal, state and foreign NOL, of $254.7 million, $188.5 million, and $209.8 million, respectively, available to offset future taxable income, some of which begin to expire in 2030. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.
In addition, under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use its NOLs if one or more stockholders or groups of stockholders that own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Based upon an analysis as of December 31, 2020, we determined that we do not expect these limitations to materially impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occurred after such date, or occur in the future, our ability to use our NOLs may be further limited. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
In 2020, we moved into our new corporate headquarters, which is located near our former headquarters in Columbia, Maryland. Our new corporate headquarters consist of approximately 160,000 square feet under a lease that expires in February 2032. We maintain additional offices in multiple locations in the United States and internationally in Europe and the Middle East, Asia Pacific and South America. We believe that our current facilities are adequate to meet our ongoing needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
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
Holders of Record
At December 31, 2020, we had 24 holders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
None.

Item 6.        Selected Financial Data
The following selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2017 and 2016 and consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are from our audited financial statements not included in this Annual Report on Form 10-K.
You should read the following selected financial data with the historical consolidated financial statements and related notes to those statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Revenue(1)	$440,221	$354,586	$267,360	$187,727	$124,371
Cost of revenue(2)	77,554	60,818	43,167	25,588	14,219
Gross profit	362,667	293,768	224,193	162,139	110,152
Operating expenses:
Sales and marketing(2)	224,277	228,035	173,344	116,299	85,736
Research and development(2)	101,687	87,064	76,698	57,673	40,085
General and administrative(2)	73,136	69,468	46,732	28,927	20,164
Total operating expenses	399,100	384,567	296,774	202,899	145,985
Loss from operations	(36,433)	(90,799)	(72,581)	(40,760)	(35,833)
Interest income (expense), net	1,244	5,830	2,355	(75)	(35)
Other expense, net	(1,885)	(680)	(931)	(16)	(497)
Loss before income taxes	(37,074)	(85,649)	(71,157)	(40,851)	(36,365)
Provision for income taxes	5,657	13,364	2,364	171	843
Net loss	(42,731)	(99,013)	(73,521)	(41,022)	(37,208)
Accretion of Series A and B redeemable convertible preferred stock	—	—	(434)	(763)	(763)
Net loss attributable to common stockholders	$(42,731)	$(99,013)	$(73,955)	$(41,785)	$(37,971)

Net loss per share attributable to common stockholders, basic and diluted(3)	$(0.42)	$(1.03)	$(1.38)	$(1.88)	$(1.81)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	101,009	96,014	53,669	22,211	20,974
_______________
(1)    We adopted Accounting Standards Codification Topic 606, Revenue From Contracts With Customers, or ASC 606, on January 1, 2017 using the modified retrospective method. The 2016 consolidated statement of operations was not adjusted for the adoption of ASC 606.

(2)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Cost of revenue	$3,158	$2,817	$1,707	$281	$223
Sales and marketing	19,842	16,032	6,911	1,579	969
Research and development	14,794	8,911	5,804	1,782	602
General and administrative	21,779	15,683	8,453	4,118	738
Total stock-based compensation expense	$59,573	$43,443	$22,875	$7,760	$2,532
(3)    See Note 11 to our consolidated financial statements in this Annual Report on Form 10-K for details on the calculation of basic and diluted net loss per share attributable to common stockholders.

Consolidated Balance Sheet Data:	December 31,
(in thousands)	2020	2019	2018	2017	2016
Cash and cash equivalents	$178,223	$74,363	$165,116	$27,210	$34,470
Working capital (deficit)(1)	108,891	35,319	142,484	(69,091)	(18,538)
Total assets	690,589	558,612	460,612	164,337	105,494
Deferred revenue, current and non-current	434,510	363,127	289,903	225,818	107,447
Redeemable convertible preferred stock	—	—	—	277,735	276,972
Accumulated deficit	(607,852)	(565,121)	(466,108)	(392,587)	(313,147)
Total stockholders' equity (deficit)	150,665	98,905	121,763	(371,665)	(301,918)
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
Overview
We are a leading provider of Cyber Exposure solutions. Cyber Exposure is a discipline for managing, measuring and comparing cybersecurity risk in the digital era.
Our enterprise platform offerings include Tenable.io, which is our cloud-delivered software as a service, or SaaS, offering and Tenable.sc, which is our on-premises offering, both of which provide organizations with a risk-based view of traditional and modern attack surfaces. These applications are designed with views, workflows and dashboards to deliver a complete and continuous view of all assets, both known and previously unknown, and any associated vulnerabilities, internal and regulatory compliance violations, misconfigurations and other cybersecurity issues, prioritize these issues for remediation based on risk assessment and predictive analytics, and provide insightful remediation guidance.
Our enterprise platform offerings also include Tenable.ot, which is our on-premises solution that provides threat detection and mitigation, asset tracking, vulnerability management, and configuration control capabilities to protect OT environments, including industrial networks. Tenable.ot is sold as a stand-alone solution and integrates with Tenable.io and Tenable.sc.
Our enterprise platform offerings are primarily sold on a subscription basis with a one-year term. Our subscription terms are generally not longer than three years. These offerings are typically prepaid in advance. To a lesser extent, we recognize revenue ratably from perpetual licenses and from the related ongoing maintenance.
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
Many of our enterprise platform customers initially use either our free or paid version of Nessus, one of the most widely deployed vulnerability assessment solutions in the cybersecurity industry. Nessus, which is the technology that underpins our enterprise platform offerings, is designed to quickly and accurately identify security vulnerabilities, configuration issues and malware. Our free version of Nessus, Nessus Essentials, allows for vulnerability assessment over a limited number of IP addresses. We believe many of our Nessus customers begin with Nessus Essentials and subsequently upgrade to Nessus Professional, the paid version of Nessus; however, we expect many users to continue to use Nessus Essentials.
There have been more than 2.5 million cumulative unique downloads, which refers to an individual email address utilized to register for the use of Nessus Essentials. We believe that the cumulative number of unique downloads of the free version of Nessus is representative of our brand recognition among cybersecurity professionals and that continued growth in this number suggests broader awareness among potential customers. While we believe that the cumulative number of unique downloads may provide an indication of the growth and scale of our thought leadership and brand awareness, we do not expect this metric to necessarily correlate to future revenue growth opportunities, and we do not consider this metric a measure of our operating performance.
Revenue in 2020, 2019 and 2018 was $440.2 million, $354.6 million and $267.4 million, respectively, representing year-over-year growth of 24% and 33%, respectively. Our recurring revenue, which includes revenue from subscription arrangements for software and cloud-based solutions and maintenance associated with perpetual licenses, represented 93.6%, 91.8% and 89.4% of revenue in 2020, 2019 and 2018, respectively. Our net loss in 2020, 2019 and 2018 was $42.7 million, $99.0 million and $73.5 million, respectively, as we continue to invest in our business and market opportunity. Our cash flows from operating activities were $64.2 million, $(10.7) million and $(2.6) million in 2020, 2019 and 2018, respectively.
COVID-19 Update
We continue to monitor the impact of the COVID-19 pandemic on our customers, partners, employees and service providers. While in the near term we may experience reductions in our billing and revenue growth rates, we are proactively managing our expenditures, including reductions of non-critical and discretionary expenses such as travel, meeting and facility usage costs, while preserving strategic investments in sales capacity and research and development. This has and may continue to result in improved leverage related to gross margins as well as sales and marketing, research and development, and general and administrative expenses as a percent of revenue. The full extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain. We may incur additional costs when we resume business-related travel and return to the office, the timing and extent of which remains unknown. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the "Liquidity and Capital Resources" section below and “Risk Factors” in Part I, Item 1A of this Form 10-K.
Financial Highlights
Below are our key financial results:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Revenue	$440,221	$354,586	$267,360
Loss from operations	(36,433)	(90,799)	(72,581)
Net loss	(42,731)	(99,013)	(73,521)
Net loss per share attributable to common stockholders, basic and diluted	(0.42)	(1.03)	(1.38)
Net cash provided by (used in) operating activities	64,232	(10,744)	(2,559)
Purchases of property and equipment	(20,277)	(20,674)	(5,733)
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
We evaluate our ability to expand sales with existing customers by assessing our dollar-based net expansion rate on a last twelve months, or LTM, basis. We calculate our dollar-based net expansion rate as follows:
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
Our dollar-based net expansion rate for 2020 was approximately 110% on an LTM basis, which was a decline from prior years and was impacted by a more moderate pace of IT asset and IP address expansion in the current economic environment. Our dollar-based net expansion rate may further decline or fluctuate from quarter to quarter if our existing customers choose to reduce or delay technology spending in response to economic conditions resulting from the COVID-19 pandemic, or as a result of a number of other factors, including our existing customers' satisfaction with our solutions, the pricing of our solutions and the ability of competing solutions and the pricing thereof.

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

This cumulative adjustment to deferred revenue at January 1, 2017 increased calculated current billings by $1.9 million, $5.6 million, $11.8 million and $16.7 million in 2020, 2019, 2018 and 2017, respectively.
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue	$440,221	$354,586	$267,360
Deferred revenue (current), end of period	328,819	274,348	213,644
Deferred revenue (current), beginning of period(1)	(274,348)	(214,069)	(154,898)
Calculated current billings	$494,692	$414,865	$326,106
_______________
(1)    Deferred revenue (current), beginning of period for 2019 includes $0.4 million related to acquired deferred revenue.
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
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by (used in) operating activities	$64,232	$(10,744)	$(2,559)
Purchases of property and equipment	(20,277)	(20,674)	(5,733)
Free cash flow(1)	$43,955	$(31,418)	$(8,292)
_______________
(1)    Our employee stock purchase plan impacted free cash flow by $0.9 million, $(0.9) million and $6.3 million in 2020, 2019 and 2018, respectively. Proceeds from lease incentives were $14.2 million in 2020 and capital expenditures related to our new headquarters were $17.2 million and $11.4 million in 2020 and 2019, respectively. Cash payments associated with the Indegy acquisition were $0.7 million and $13.1 million in 2020 and 2019, respectively. Free cash flow for 2020 was reduced by approximately $17 million as a result of the accelerated timing of payments for cloud software subscriptions, insurance and rent.

Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Year Ended December 31,
	2020	2019	2018
Number of new enterprise platform customers added in period(1)	1,455	1,511	1,178
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At December 31,
	2020	2019	2018
Number of customers with $100,000 and greater in annual contract value at end of period	837	641	453
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
We believe that these non-GAAP financial measures provide useful information about our core operating results over multiple periods. There are a number of limitations related to the use of the non-GAAP financial measures as compared to GAAP loss from operations and operating margin, including that non-GAAP income (loss) from operations and non-GAAP operating margin exclude stock-based compensation expense, which has been, and will continue to be, a significant recurring expense in our business and an important part of our compensation strategy.
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income (loss) from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Loss from operations	$(36,433)	$(90,799)	$(72,581)
Stock-based compensation	59,573	43,443	22,875
Acquisition-related expenses	339	3,970	—
Amortization of acquired intangible assets	2,314	620	603
Non-GAAP income (loss) from operations	$25,793	$(42,766)	$(49,103)

Operating margin	(8)%	(26)%	(27)%
Non-GAAP operating margin	6%	(12)%	(18)%
Non-GAAP Net Income (Loss), Non-GAAP Earnings (Loss) Per Share and Pro Forma Non-GAAP Earnings (Loss) Per Share
We use non-GAAP net income (loss), which excludes the effect of the accretion of Series A and B redeemable convertible preferred stock, stock-based compensation, acquisition-related expenses and amortization of acquired intangible assets, as well as the related tax impact, to calculate non-GAAP earnings (loss) per share and pro forma non-

GAAP earnings (loss) per share. Pro forma non-GAAP earnings (loss) per share is calculated by giving effect to the conversion of our redeemable convertible preferred stock into common stock as though the conversion occurred at the beginning of 2018. We believe that these non-GAAP measures provide important information to management and investors because they facilitate comparisons of our core operating results over multiple periods.
The following table presents a reconciliation of net loss and net loss per share attributable to common stockholders, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income (loss), non-GAAP earnings (loss) per share and pro forma non-GAAP earnings (loss) per share:

	Year Ended December 31,
(in thousands, except for per share amounts)	2020	2019	2018
Net loss attributable to common stockholders	$(42,731)	$(99,013)	$(73,955)
Accretion of Series A and B redeemable convertible preferred stock	—	—	434
Stock-based compensation	59,573	43,443	22,875
Tax impact of stock-based compensation(1)	1,299	(95)	(218)
Acquisition-related expenses	339	3,970	—
Tax impact of acquisition(2)	—	10,582	—
Amortization of acquired intangible assets(3)	2,314	620	603
Non-GAAP net income (loss)	$20,794	$(40,493)	$(50,261)

Net loss per share attributable to common stockholders, diluted	$(0.42)	$(1.03)	$(1.38)
Accretion of Series A and B redeemable convertible preferred stock	—	—	0.01
Stock-based compensation	0.59	0.45	0.42
Tax impact of stock-based compensation(1)	0.01	—	—
Acquisition-related expenses	—	0.04	—
Tax impact of acquisition(2)	—	0.11	—
Amortization of acquired intangible assets(3)	0.02	0.01	0.01
Adjustment to diluted earnings per share(4)	(0.01)	—	—
Non-GAAP earnings (loss) per share, diluted	$0.19	$(0.42)	$(0.94)

Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	101,009	96,014	53,669

Weighted-average shares used to compute non-GAAP earnings (loss) per share, diluted(5)	109,962	96,014	53,669
Pro forma adjustment to reflect the assumed conversion of our convertible redeemable preferred stock as of the beginning of the period	—	—	31,107
Weighted-average shares used to compute pro forma non-GAAP earnings (loss) per share, diluted	109,962	96,014	84,776

Pro forma non-GAAP earnings (loss) per share, diluted	$0.19	$(0.42)	$(0.59)
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for applicable tax jurisdictions.
(2)    The tax impact of the Indegy acquisition in 2019 includes $6.3 million of current tax expense and $4.2 million of deferred tax expense related to the transfer of acquired intellectual property.
(3)    The tax impact of amortization of acquired intangible assets is not material.
(4)    Adjustment to reconcile GAAP net loss per share attributable to common stockholders, which excludes potentially dilutive shares, to non-GAAP earnings per share, which includes potentially dilutive shares.
(5)    In periods in which there is a non-GAAP net loss, basic and diluted weighted average shares outstanding are the same, as potentially dilutive shares would be antidilutive.

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

We expect our gross profit to increase in absolute dollars but our gross margin to decrease over time, as we expect revenue from our cloud-based subscriptions to increase as a percentage of revenue. Our gross margin could fluctuate from period to period depending on the interplay of all of these factors, particularly as it relates to cloud infrastructure costs.
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
Sales and Marketing
Sales and marketing expense consists of personnel costs, sales commissions, marketing programs, travel and entertainment, expenses for conferences and events and allocated overhead costs. We capitalize sales commissions, including related fringe benefit costs, and recognize the expense over an estimated period of benefit, which ranges between three and four years for subscription arrangements and five years for perpetual license arrangements. Sales commissions on contract renewals are capitalized and amortized ratably over the contract term, with the exception of contracts with renewal periods that are one year or less, in which case the incremental costs are expensed as incurred. Sales commissions on professional services arrangements are expensed as incurred as the contractual periods of these arrangements are generally less than one year.
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
General and Administrative
General and administrative expense consists of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include travel and entertainment, professional fees, insurance, allocated overhead, and acquisition-related costs.
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
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue	$440,221	$354,586	$267,360
Cost of revenue(1)	77,554	60,818	43,167
Gross profit	362,667	293,768	224,193
Operating expenses:
Sales and marketing(1)	224,277	228,035	173,344
Research and development(1)	101,687	87,064	76,698
General and administrative(1)	73,136	69,468	46,732
Total operating expenses	399,100	384,567	296,774
Loss from operations	(36,433)	(90,799)	(72,581)
Interest income, net	1,244	5,830	2,355
Other expense, net	(1,885)	(680)	(931)
Loss before income taxes	(37,074)	(85,649)	(71,157)
Provision for income taxes	5,657	13,364	2,364
Net loss	$(42,731)	$(99,013)	$(73,521)
_______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of revenue	$3,158	$2,817	$1,707
Sales and marketing	19,842	16,032	6,911
Research and development	14,794	8,911	5,804
General and administrative	21,779	15,683	8,453
Total stock-based compensation expense	$59,573	$43,443	$22,875

Comparison of 2020 and 2019
Revenue
The following table presents the increase in revenue:

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	($)	(%)
Subscription revenue	$377,354	$290,549	$86,805	30%
Perpetual license and maintenance revenue	50,594	54,173	(3,579)	(7)%
Professional services and other revenue	12,273	9,864	2,409	24%
Revenue	$440,221	$354,586	$85,635	24%
U.S. revenue increased $43.0 million, or 19%. International revenue increased $42.6 million, or 33%.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	($)	(%)
Cost of revenue	$77,554	$60,818	$16,736	28%
Gross profit	362,667	293,768	68,899	23%
Gross margin	82%	83%
The increase in cost of revenue of $16.7 million was primarily due to:
•a $7.0 million increase in personnel costs, primarily due to support for cloud-based products, including a $0.3 million increase in stock-based compensation;
•a $6.7 million increase in third-party cloud infrastructure costs;
•a $1.7 million increase in the amortization of acquired intangible assets;
•a $1.0 million increase in the amortization of internal use software; and
•a $0.7 million increase in allocated overhead costs driven by both the increase in average headcount and the overall increase in such costs on a year-over-year basis; partially offset by
•a $1.1 million decrease in travel and meeting expenses.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	($)	(%)
Sales and marketing	$224,277	$228,035	$(3,758)	(2)%
The decrease in sales and marketing expense of $3.8 million was primarily due to:
•a $7.7 million decrease in selling expenses, including travel and meeting costs and software subscriptions; and
•a $6.4 million decrease in expenses for demand generation programs, including advertising, sponsorships, and brand awareness efforts; partially offset by
•a $8.9 million increase in personnel costs, primarily due to an increase in average headcount, including a $3.8 million increase in stock-based compensation;
•a $1.0 million increase in allocated overhead costs; and
•a $0.7 million increase in depreciation.

Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	($)	(%)
Research and development	$101,687	$87,064	$14,623	17%
The increase in research and development expense of $14.6 million was primarily due to:
•a $14.8 million increase in personnel costs, largely associated with an increase in average headcount, including a $5.9 million increase in stock-based compensation and a decrease of $2.6 million of development costs and stock-based compensation capitalized related to internal use software;
•a $2.0 million increase in allocated overhead; and
•a $0.5 million increase in software subscriptions; partially offset by
•a $1.6 million decrease in travel and meeting costs; and
•a $0.9 million decrease in third-party cloud infrastructure costs.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2020	2019	($)	(%)
General and administrative	$73,136	$69,468	$3,668	5%
The increase in general and administrative expense of $3.7 million was primarily due to:
•an $8.7 million increase in personnel costs, including a $6.1 million increase in stock-based compensation; and
•a $1.3 million increase in allocated overhead; partially offset by
•a $3.6 million decrease in acquisition-related expenses;
•a $2.3 million decrease in professional fees; and
•a $1.5 million decrease in travel and meeting costs.
Comparison of 2019 and 2018
Revenue
The following table presents the increase in revenue:

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Subscription revenue	$290,549	$205,827	$84,722	41%
Perpetual license and maintenance revenue	54,173	54,622	(449)	(1)%
Professional services and other revenue	9,864	6,911	2,953	43%
Revenue	$354,586	$267,360	$87,226	33%
U.S. revenue increased $46.8 million, or 26%. International revenue increased $40.4 million, or 45%.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Cost of revenue	$60,818	$43,167	$17,651	41%
Gross profit	293,768	224,193	69,575	31%
Gross margin	83%	84%

The increase in cost of revenue of $17.7 million was primarily due to:
•a $7.3 million increase in personnel costs, primarily due to increased headcount, including a $1.1 million increase in stock-based compensation;
•a $7.0 million increase in third-party cloud infrastructure costs, largely associated with the increased adoption of Tenable.io, as well as the launch of Tenable Lumin;
•a $0.9 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis;
•a $0.6 million increase in professional fees;
•a $0.6 million increase in depreciation and amortization; and
•a $0.5 million increase in software subscriptions.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Sales and marketing	$228,035	$173,344	$54,691	32%
The increase in sales and marketing expense of $54.7 million was primarily due to:
•a $32.1 million increase in personnel costs, largely associated with an increase in headcount, including a $9.1 million increase in stock-based compensation;
•a $10.0 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;
•a $5.7 million increase in selling expenses, including travel and meeting costs and software subscriptions;
•a $3.4 million increase in allocated overhead costs driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; and
•a $3.2 million increase in expenses for demand generation programs, including advertising, sponsorships, and brand awareness efforts aimed at acquiring new customers.
Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
Research and development	$87,064	$76,698	$10,366	14%
The increase in research and development expense of $10.4 million was primarily due to:
•an $8.1 million increase in personnel costs, largely associated with an increase in headcount, including a $3.3 million increase in stock-based compensation, and net of $1.7 million of development costs and stock-based compensation capitalized related to internal use software;
•a $2.0 million increase in third-party cloud infrastructure costs related to the development of new and future offerings;
•a $0.9 million increase in software subscriptions; and
•a $0.7 million increase in allocated overhead driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis; partially offset by
•a $0.9 million decrease in travel and meeting costs.

General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	($)	(%)
General and administrative	$69,468	$46,732	$22,736	49%
The increase in general and administrative expense of $22.7 million was primarily due to:
•a $12.3 million increase in personnel costs, largely associated with an increase in headcount, including a $6.4 million increase in stock-based compensation;
•a $4.0 million increase in acquisition-related expenses, including $2.1 million related to the transfer of acquired intellectual property;
•a $3.7 million increase in professional fees, which includes costs associated with being a public company; and
•a $1.1 million increase in allocated overhead driven by both the increase in headcount and the overall increase in such costs on a year-over-year basis.
Liquidity and Capital Resources
At December 31, 2020, we had $178.2 million of cash and cash equivalents, which consisted of bank deposits, money market funds and commercial paper, and $113.6 million short-term investments, which consisted of commercial paper, U.S. Treasury and agency obligations and corporate bonds.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. Upon the completion of our IPO in July 2018, we received net proceeds of $264.6 million. We have generated significant operating losses, as reflected by our accumulated deficit of $607.9 million at December 31, 2020.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At December 31, 2020, we had deferred revenue of $434.5 million, of which $328.8 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in 2020, we may not be able to sustain these cash flows in the near term. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. In addition, on February 10, 2021, we announced our agreement to acquire Alsid SAS, a leader in active directory security, for a total purchase price of $98 million in cash, subject to customary purchase price adjustments. The acquisition is expected to close early in the second quarter of 2021, subject to regulatory approvals and the satisfaction of customary closing conditions.
The full extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the duration and effect of business disruptions, the ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease, and the availability, timing and effectiveness of a vaccine, both domestically and globally. We also do not yet know the full extent of potential impacts on our business and operations, or those of our partners and customers, or the global economy as a whole. Accordingly, the current results and financial conditions discussed herein may not be indicative of our future operating results and trends. See the section titled “Risk Factors” in Part I, Item 1A of this Form 10-K.
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
Credit Facility
In July 2020, we entered into a new $45.0 million senior secured credit facility, or the 2020 Credit Facility, with Silicon Valley Bank in connection with the expiration of our $25.0 million revolving credit facility, or the 2017 Credit Facility. The 2020 Credit Facility bears interest at either LIBOR plus 2%, with a 1% LIBOR floor, or the base rate plus 1%, and terminates on July 24, 2022. A commitment fee of 0.35% per annum is payable quarterly in arrears based on the unused portion. The obligations under 2020 Credit Facility are secured by a lien on our tangible and intangible property except intellectual property and certain subsidiaries and by a pledge of all of the equity interests of our material direct and indirect domestic subsidiaries and 65% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions. The 2020 Credit Facility includes a $45.0 million uncommitted expansion, as well as a $10.0 million sublimit for the issuance of letters of credit and a swingline sub-facility of up to $10.0 million, and has a financial covenant requiring a minimum consolidated quick ratio of at least 1.5:1.0 on the last day of each quarter.
In 2020 and 2019, there were no amounts outstanding under our 2020 Credit Facility or, prior to its expiration, the 2017 Credit Facility. At December 31, 2020, we were in compliance with the financial covenant and our borrowing capacity was reduced by $5.5 million related to standby letters of credit. We do not currently intend to draw on the 2020 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by (used in) operating activities	$64,232	$(10,744)	$(2,559)
Net cash provided by (used in) investing activities	4,079	(113,050)	(123,221)
Net cash provided by financing activities	36,403	34,161	264,749
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(916)	(1,080)	(1,063)
Net increase (decrease) in cash and cash equivalents and restricted cash	$103,798	$(90,713)	$137,906
Operating Activities
In 2020, net cash provided by operating activities was $64.2 million, which primarily consisted of our $42.7 million net loss, adjusted for stock-based compensation expense of $59.6 million and depreciation and amortization of $10.6 million, as well as a net cash inflow of $35.5 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $71.4 million increase in deferred revenue primarily due to increased subscription sales, as a majority of our customers are invoiced in advance, and a $8.9 million increase in operating lease liabilities due to $14.2 million of proceeds in lease incentives net of operating lease payments, partially offset by a $20.0 million increase in accounts receivable, an increase of approximately $17 million in accelerated payments for cloud software subscriptions, insurance and rent, and a $6.6 million increase in deferred commissions.

In 2019, net cash used in operating activities was $10.7 million, which primarily consisted of our $99.0 million net loss, adjusted for stock-based compensation expense of $41.6 million and depreciation and amortization of $6.9 million, as well as a net cash inflow of $36.3 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $72.8 million increase in deferred revenue, primarily due to increased subscription sales, as a majority of our customers are invoiced in advance, partially offset by a $25.9 million increase in accounts receivable and a $12.8 million increase in deferred commissions.
In 2018, net cash used in operating activities was $2.6 million, which primarily consisted of our $73.5 million net loss, adjusted for stock-based compensation expense of $22.9 million and depreciation and amortization of $6.2 million, as well as a net cash inflow of $41.4 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to an increase of $64.1 million in deferred revenue, primarily due to increased subscription sales as a majority of our customers are invoiced in advance, partially offset by a $17.4 million increase in accounts receivable.
Investing Activities
From 2019 to 2020, cash flows from investing activities increased by $117.1 million, primarily due to a decrease in cash paid for acquisitions of $74.6 million and an increase in our sales, net of purchases, of investments of $42.1 million.
From 2018 to 2019, net cash used in investing activities decreased by $10.2 million, primarily due to a decrease in our purchases, net of sales, of short-term investments of $100.0 million, partially offset by cash paid for acquisitions of $74.9 million and capital expenditures for our new corporate headquarters of $11.4 million.
Financing Activities
From 2019 to 2020, net cash provided by financing activities increased by $2.2 million, primarily due to proceeds from a loan agreement of $2.0 million and an increase in proceeds from the exercise of stock options of $2.7 million, which was partially offset by a decrease in stock issued in connection with the employee stock purchase plan of $2.1 million.
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
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2020:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease commitments	$79,478	$3,891	$15,761	$15,301	$44,525
Non-cancellable purchase obligations	4,821	3,596	1,225	—	—
Total contractual obligations	$84,299	$7,487	$16,986	$15,301	$44,525
Not included in the table above is $7.1 million of unrecognized tax benefits and $1.2 million of asset retirement obligations because the timing of future cash outflows is uncertain.
Off-Balance Sheet Arrangements
At December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Revenue Recognition
We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. In recognizing revenue, we apply the following steps:
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
Stock-Based Compensation
Stock-based compensation expense related to our stock options, restricted stock, restricted stock units, or RSUs, and purchase rights issued under our 2018 Employee Stock Purchase Plan, or the 2018 ESPP, is calculated based on the fair value of the awards granted and is recognized on a straight-line basis over the requisite service period, which is generally two to four years. RSUs that include performance-based vesting conditions and are expensed using the accelerated attribution method. We account for forfeitures as they occur.
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
The assumptions and estimates are as follows:
•Fair Value of Common Stock. See “Valuations” discussion below.
•Expected Term. This is the period of time that the options granted are expected to remain unexercised. We employ the simplified method to calculate the average expected term.

•Volatility. This is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We have identified several public entities of similar size, complexity and stage of development and estimate our volatility based on the volatility of the common stock of these companies. In 2021, we intend to use the volatility of Tenable stock when calculating the fair value of purchase rights under the 2018 ESPP.
•Risk-Free Interest Rate. This is the U.S. Treasury rate, having a term that most closely resembles the expected life of the stock option.
•Dividend Yield. We have not and do not expect to pay dividends on our common stock.
Valuations
Following our IPO, we use the market price of our common stock at the date of grant as the fair value. Prior to our IPO, the lack of an active public market for our common stock required our board of directors to exercise reasonable judgment and consider a number of factors in order to make the best estimate of fair value of our common stock, in accordance with the technical practice-aid issued by the American Institute of Certified Public Accountants Practice Aid entitled Valuation of Privately-Held Company Equity Securities Issued as Compensation. Factors considered in connection with estimating the fair value of our common stock underlying our award of restricted stock and stock option awards when performing the fair value calculations with the Black Scholes option-pricing model included:
•The results of independent third-party valuations of our common stock
•Recent arm’s length transactions involving the sale or transfer of our common stock
•The rights, preferences and privileges of our Series A and Series B redeemable convertible preferred stock relative to those of our common stock
•Our historical financial results and future financial projections
•The market value of equity interests in substantially similar businesses, which equity interests can be valued through nondiscretionary, objective means
•The lack of marketability of our common stock
•The likelihood of achieving a liquidity event, such as an IPO given prevailing market conditions
•Industry outlook
•General economic outlook including economic growth, inflation and unemployment, interest rate environment and global economic trends
As described above, the exercise price of our stock option awards was determined by our board of directors, with input from management, taking into account the factors described above, using a combination of valuation methodologies with varying weighting applied to each methodology as of the grant date.
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
The fair value of each stock option was estimated on the grant date based on the following assumptions:

Year Ended December 31,
2018
Expected term (in years)	6.3
Expected volatility	41.3% — 43.3%
Risk-free interest rate	2.7% — 2.9%
Expected dividend yield	—
Expected forfeiture rate	—

The fair value of each 2018 ESPP purchase right was estimated on the offering or modification dates based on the following assumptions:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	0.5 — 2.0	0.5 — 2.0	0.6 — 2.1
Expected volatility	41.6% — 60.1%	34.4% — 44.6%	31.9% — 33.5%
Risk-free interest rate	0.1% — 0.9%	1.5% — 2.5%	2.3% — 2.7%
Expected dividend yield	—	—	—
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
Goodwill
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. We perform our annual impairment assessment on October 1, or more frequently, when events or circumstances indicate impairment may have occurred. We operate as one reporting unit and have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company as a whole is less than its carrying amount, including goodwill. The qualitative assessment includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, our overall financial performance, and trends in the value of our common stock. During the periods presented, there were no indications of impairment and it was not more likely than not that goodwill was impaired.
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

In December 2019, subsequent to our acquisition of Indegy Ltd. we transferred the acquired Indegy intellectual property from Israel to the U.S. and Ireland through an intercompany transaction. The sale of Indegy's intellectual property for tax purposes resulted in $6.3 million of current tax expense and $4.2 million of deferred tax expense in Israel. The valuation of the intellectual property for tax purposes required significant judgment and assumptions with respect to forecasted operating results and discount rates.
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
Interest Rate Risk
At December 31, 2020, we had $178.2 million of cash and cash equivalents, which consisted of cash deposits, money market funds and commercial paper. We also had $113.6 million of short-term investments, which consisted of commercial paper, U.S. treasury and agency securities and corporate bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
We have not had any borrowings under our $45.0 million 2020 Credit Facility since it was established in July 2020. Any borrowings under the 2020 Credit Facility would bear interest at a variable rate. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
Foreign Currency Exchange Risk
Substantially all of our sales contracts are denominated in U.S. dollars, with a limited number of contracts denominated in foreign currencies, including foreign denominated leases. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Australian dollar and Israeli New Shekel. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize remeasurement and transaction gains (losses) in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tenable Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenable Holdings, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Identification and Evaluation of Contracts with Non-Standard Terms and Conditions.
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
February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Tenable Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Tenable Holdings, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tenable Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Tenable Holdings, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”) and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 22, 2021

TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$178,223	$74,363
Short-term investments	113,623	137,904
Accounts receivable (net of allowance for doubtful accounts of $261 and $764 at December 31, 2020 and 2019, respectively)	115,342	94,827
Deferred commissions	32,143	28,499
Prepaid expenses and other current assets	44,462	27,369
Total current assets	483,793	362,962
Property and equipment, net	38,920	26,847
Deferred commissions (net of current portion)	46,733	43,766
Operating lease right-of-use assets	39,426	42,847
Acquired intangible assets, net	13,193	15,508
Goodwill	54,414	54,138
Other assets	14,110	12,544
Total assets	$690,589	$558,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,731	$10,168
Accrued compensation	35,509	36,634
Deferred revenue	328,819	274,348
Operating lease liabilities	3,815	5,209
Other current liabilities	1,028	1,284
Total current liabilities	374,902	327,643
Deferred revenue (net of current portion)	105,691	88,779
Operating lease liabilities (net of current portion)	54,529	40,663
Other liabilities	4,802	2,622
Total liabilities	539,924	459,707

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized, 103,715 and 98,587 shares issued and outstanding at December 31, 2020 and 2019, respectively)	1,037	986
Additional paid-in capital	757,470	662,990
Accumulated other comprehensive income	10	50
Accumulated deficit	(607,852)	(565,121)
Total stockholders’ equity	150,665	98,905
Total liabilities and stockholders’ equity	$690,589	$558,612
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Revenue	$440,221	$354,586	$267,360
Cost of revenue	77,554	60,818	43,167
Gross profit	362,667	293,768	224,193
Operating expenses:
Sales and marketing	224,277	228,035	173,344
Research and development	101,687	87,064	76,698
General and administrative	73,136	69,468	46,732
Total operating expenses	399,100	384,567	296,774
Loss from operations	(36,433)	(90,799)	(72,581)
Interest income, net	1,244	5,830	2,355
Other expense, net	(1,885)	(680)	(931)
Loss before income taxes	(37,074)	(85,649)	(71,157)
Provision for income taxes	5,657	13,364	2,364
Net loss	(42,731)	(99,013)	(73,521)
Accretion of Series A and B redeemable convertible preferred stock	—	—	(434)
Net loss attributable to common stockholders	$(42,731)	$(99,013)	$(73,955)

Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(1.03)	$(1.38)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	101,009	96,014	53,669
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net loss	$(42,731)	$(99,013)	$(73,521)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(40)	50	—
Other comprehensive (loss) income	(40)	50	—
Comprehensive loss	$(42,771)	$(98,963)	$(73,521)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

								Accumulated		Total
	Redeemable Convertible Preferred Stock						Additional	Other		Stockholders'
	Series A		Series B		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2017	15,848	$49,935	39,538	$227,800	24,472	$246	$20,676	$—	$(392,587)	$(371,665)
Accretion of Series A and B redeemable convertible preferred stock	—	13	—	421	—	—	(434)	—	—	(434)
Exercise of stock options	—	—	—	—	740	7	1,661	—	—	1,668
Repurchase of common stock	—	—	—	—	(7)	(1)	(74)	—	—	(75)
Stock-based compensation	—	—	—	—	—	—	23,022	—	—	23,022
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering expenses	—	—	—	—	12,535	125	264,474	—	—	264,599
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(15,848)	(49,948)	(39,538)	(228,221)	55,386	554	277,615	—	—	278,169
Net loss	—	—	—	—	—	—	—	—	(73,521)	(73,521)
Balance at December 31, 2018	—	—	—	—	93,126	931	586,940	—	(466,108)	121,763
Exercise of stock options	—	—	—	—	4,205	42	19,006	—	—	19,048
Vesting of restricted stock units	—	—	—	—	479	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	777	8	15,121	—	—	15,129
Stock-based compensation	—	—	—	—	—	—	41,928	—	—	41,928
Other comprehensive income	—	—	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	—	—	(99,013)	(99,013)
Balance at December 31, 2019	—	—	—	—	98,587	986	662,990	50	(565,121)	98,905
Exercise of stock options	—	—	—	—	2,956	29	21,680	—	—	21,709
Vesting of restricted stock units	—	—	—	—	1,504	15	(15)	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	668	7	13,033	—	—	13,040
Stock-based compensation	—	—	—	—	—	—	59,782	—	—	59,782
Other comprehensive loss	—	—	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	—	—	(42,731)	(42,731)
Balance at December 31, 2020	—	$—	—	$—	103,715	$1,037	$757,470	$10	$(607,852)	$150,665
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net loss	$(42,731)	$(99,013)	$(73,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	161	4,243	—
Depreciation and amortization	10,633	6,880	6,192
Stock-based compensation	59,573	41,610	22,875
Other	1,071	(784)	533
Changes in operating assets and liabilities:
Accounts receivable	(20,012)	(25,941)	(17,408)
Prepaid expenses and other assets	(19,372)	(16,954)	(15,231)
Accounts payable, accrued expenses and accrued compensation	(5,282)	10,513	11,406
Deferred revenue	71,383	72,799	64,085
Other current and noncurrent liabilities	8,808	(4,097)	(1,490)
Net cash provided by (used in) operating activities	64,232	(10,744)	(2,559)

Cash flows from investing activities:
Purchases of property and equipment	(20,277)	(20,674)	(5,733)
Purchases of short-term investments	(184,516)	(242,059)	(117,488)
Sales and maturities of short-term investments	209,148	224,594	—
Business combination, net of cash acquired	(276)	(74,911)	—
Net cash provided by (used in) investing activities	4,079	(113,050)	(123,221)

Cash flows from financing activities:
Proceeds from loan agreement	2,000	—	—
Proceeds from stock issued in connection with the employee stock purchase plan	13,040	15,129	—
Proceeds from the exercise of stock options	21,709	19,048	1,668
Repurchases of common stock	—	—	(75)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	268,531
Payments of costs related to initial public offering	—	—	(3,932)
Other financing activities	(346)	(16)	(1,443)
Net cash provided by financing activities	36,403	34,161	264,749
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(916)	(1,080)	(1,063)
Net increase (decrease) in cash and cash equivalents and restricted cash	103,798	(90,713)	137,906
Cash and cash equivalents and restricted cash at beginning of year	74,665	165,378	27,472
Cash and cash equivalents and restricted cash at end of year	$178,463	$74,665	$165,378

Supplemental disclosure of cash flow information:
Cash paid for interest	$335	$96	$111
Cash paid for income taxes	5,729	8,530	1,207
Supplemental cash flow information related to leases:
Cash payments for operating leases	$8,807	$4,452	$4,313
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
Business Description
Tenable Holdings, Inc. (the “Company,” “we,” "us," or “our”) is a provider of Cyber Exposure solutions, which is a discipline for managing, measuring and comparing cybersecurity risk in the digital era. Our platform offerings provide broad visibility into security issues such as vulnerabilities, misconfigurations, internal and regulatory compliance violations and other indicators of the state of an organization’s security across IT infrastructure and applications, cloud environments and industrial internet of things and operational technology environments.
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
Foreign Currency
The functional currency for all of our foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in other currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. We bill our customers in U.S. dollars. Expenses incurred in non U.S. dollar currencies are remeasured into U.S. dollars when incurred. Remeasurement losses in currencies other than the functional currency were $1.7 million, $1.1 million and $1.0 million in 2020, 2019 and 2018, respectively, and are included as a component of other expense, net in the consolidated statements of operations.

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
At December 31, 2020 and 2019, cash and cash equivalents included $0.4 million of restricted cash, which is related to collateral for a lease and credit card deposits. At December 31, 2020 and 2019, cash and cash equivalents excluded $0.2 million and $0.3 million, respectively, of restricted cash, which is related to an account established as collateral for a lease arrangement and is included in other assets on the consolidated balance sheets.
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
We evaluate potential impairments of available-for-sale debt securities due to credit-related and non-credit-related factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. Identified credit-related impairments would be recognized as a charge in the statement of operations.
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

Our allowance for doubtful accounts reflects our best estimate of expected future credit losses. We consider various factors that may impact our ability to collect on accounts receivable, including our historical collection experience, age of accounts receivable balances, current conditions, reasonable and supportable forecasts of future economic conditions, as well as other factors. However, given the uncertainty caused by the COVID-19 pandemic and other factors, these estimates may change and future credit losses may differ from our estimates. Expected credit losses from accounts receivable are recognized as expense in our statement of operations.
Deferred Commissions
Sales commissions, including related fringe benefit costs, are considered to be incremental costs of obtaining a contract. Sales commissions on initial sales are not commensurate with sales commissions on contract renewals and therefore are recognized over an estimated period of benefit, which ranges between three and four years for subscription arrangements and five years for perpetual license arrangements. We estimated the period of benefit based on the expected contract term including renewal periods, the lifecycle of our technology, and other factors. Sales commissions on contract renewals are capitalized and amortized ratably over the contract term as part of sales and marketing expense, with the exception of contracts with renewal periods that are one year or less, in which case the incremental costs are expensed as incurred.
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

Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount may not be fully recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the excess of the carrying amount over the fair value. There was no impairment of long-lived assets in 2020, 2019 or 2018.
Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Estimates in valuing certain identifiable intangible assets include, but are not limited to, projected revenue growth rates, future expected operating expenses, obsolescence projections and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. Acquisition-related transaction costs are expensed as incurred.
Goodwill
The excess of the purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. We perform our annual impairment assessment on October 1, or more frequently, when events or circumstances indicate impairment may have occurred. We operate as one reporting unit and have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company as a whole is less than its carrying amount, including goodwill. The qualitative assessment includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, our overall financial performance, and trends in the value of our common stock. During the periods presented, there were no indications of impairment and it was not more likely than not that goodwill was impaired.
Advertising
Advertising costs are expensed as they are incurred. We incurred advertising costs of $8.2 million, $5.3 million and $3.3 million in 2020, 2019 and 2018, respectively, which are included in sales and marketing expense in the consolidated statements of operations.
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
Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in property and equipment, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In 2020, 2019 and 2018, we capitalized $1.6 million, $4.2 million and $2.4 million, respectively, of development costs related to internal use software.
Stock-Based Compensation
Stock-based compensation expense related to our restricted stock units ("RSUs"), purchase rights issued under our

2018 Employee Stock Purchase Plan ("2018 ESPP"), stock options and restricted stock is calculated based on the fair value of the awards granted and is recognized on a straight-line basis over the requisite service period, which is generally two to four years. RSUs that include performance-based vesting conditions and are expensed using the accelerated attribution method. We account for forfeitures as they occur.
The fair value of RSUs is based on the estimated fair value of our common stock on the date of grant. The fair value of stock options and 2018 ESPP purchase rights is estimated on the grant date using the Black-Scholes option pricing model, which requires us to make assumptions and judgments, including the expected term, expected volatility, and risk-free interest rates. Prior to our IPO, we estimated the fair value of our common stock at the date of grant. Following our IPO, we use the market price of our common stock at the date of grant.
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
Diluted earnings per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents in the period, including unvested RSUs, stock options, unvested restricted shares, redeemable convertible preferred stock and shares to be issued under our 2018 ESPP. As we have reported losses for all periods presented, all potentially dilutive securities have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect would be antidilutive.
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
Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates previously allowed exceptions and clarifies existing guidance in the accounting for income taxes, including in the areas of franchise taxes, the tax basis of goodwill and interim period effects of changes in tax laws. This guidance was effective for us beginning January 1, 2021. We do not expect the impact of adopting this standard to be material for our consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Subscription revenue	$377,354	$290,549	$205,827
Perpetual license and maintenance revenue	50,594	54,173	54,622
Professional services and other revenue	12,273	9,864	6,911
Revenue	$440,221	$354,586	$267,360
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. We derived 91%, 90% and 88% of revenue through our channel network in 2020, 2019 and 2018, respectively. One of our distributors accounted for 43%, 43% and 46% of revenue in 2020, 2019 and 2018, respectively. That same distributor accounted for 41% and 40% of accounts receivable at December 31, 2020 and 2019, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In 2020, 2019 and 2018, we recognized revenue of $274.3 million, $214.0 million and $154.9 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At December 31, 2020, the future estimated revenue related to unsatisfied performance obligations was $443.2 million, of which approximately 76% is expected to be recognized as revenue over the succeeding twelve months, and the remainder expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Year Ended December 31,
(in thousands)	2020	2019
Beginning balance	$72,265	$59,434
Capitalization of contract acquisition costs	38,756	40,172
Amortization of deferred contract acquisition costs	(32,145)	(27,341)
Ending balance	$78,876	$72,265
3. Cash and Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$44,153	$—	$—	$44,153
Commercial paper	4,500	—	—	4,500
Total cash equivalents	$48,653	$—	$—	$48,653

Short-term investments:
Commercial paper	$71,425	$—	$—	$71,425
Corporate bonds	4,502	3	—	4,505
U.S. Treasury and agency obligations	37,686	7	—	37,693
Total short-term investments	$113,613	$10	$—	$113,623

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$13,588	$—	$—	$13,588
Commercial paper	8,987	—	—	8,987
Total cash equivalents	$22,575	$—	$—	$22,575

Short-term investments:
Commercial paper	$61,371	$—	$—	$61,371
Corporate bonds	23,856	14	(1)	23,869
U.S. Treasury and agency obligations	52,627	38	(1)	52,664
Total short-term investments	$137,854	$52	$(2)	$137,904
At December 31, 2020, all of our short-term investments had maturities within the next twelve months.
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
The following tables summarize assets that are measured at fair value on a recurring basis:

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$44,153	$—	$—	$44,153
Commercial paper	—	4,500	—	4,500
	$44,153	$4,500	$—	$48,653

Short-term investments
Commercial paper	$—	$71,425	$—	$71,425
Corporate bonds	—	4,505	—	4,505
U.S. Treasury and agency obligations	—	37,693	—	37,693
	$—	$113,623	$—	$113,623

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$13,588	$—	$—	$13,588
Commercial paper	—	8,987	—	8,987
	$13,588	$8,987	$—	$22,575

Short-term investments
Commercial paper	$—	$61,371	$—	$61,371
Corporate bonds	—	23,869	—	23,869
U.S. Treasury and agency obligations	—	52,664	—	52,664
	$—	$137,904	$—	$137,904
We did not have any liabilities measured and recorded at fair value at December 31, 2020 and 2019.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2020	2019
Computer software and equipment	$22,930	$21,234
Furniture and fixtures	6,011	4,504
Leasehold improvements	26,210	16,953
Right-of-use assets under finance leases	1,571	1,866
Total	56,722	44,557
Less: accumulated depreciation and amortization	(17,802)	(17,710)
Property and equipment, net	$38,920	$26,847

Depreciation and amortization related to property and equipment was $8.1 million, $6.3 million and $5.6 million in 2020, 2019 and 2018, respectively.
6. Acquisition, Goodwill and Intangible Assets
Business Combination
On December 2, 2019, we acquired Indegy Ltd. (“Indegy”) to expand our OT-specific capabilities. Through a share purchase agreement, we acquired 100% of Indegy's equity in exchange for total cash consideration of $80.3 million, including cash acquired of $5.5 million and a working capital adjustment of $0.3 million paid in November 2020. As part of the acquisition, all unvested options to acquire ordinary shares of Indegy vested immediately, and all options to acquire ordinary shares of Indegy were canceled in exchange for a right to receive a portion of the cash consideration. We paid $1.8 million for unvested options, which is included in post-acquisition stock-based compensation expense in our consolidated statements of operations.
The cash consideration was allocated as follows:

(in thousands)
Cash acquired	$5,500
Other net tangible assets acquired	735
Deferred tax assets, net	4,243
Intangible assets	15,700
Goodwill	54,149
Total purchase price allocation	$80,327
Acquired intangible assets and their estimated useful lives at the date of acquisition are as follows:

	Intangible Assets
(dollars in thousands)	Cost	Weighted Average Useful Life
Acquired technology	$15,500	7 years
Trade name	200	2 years
Acquired intangible assets	$15,700
The Indegy results of operations and pro forma results were not material to the consolidated statement of operations in 2019.
In general and administrative expense, we recognized $0.3 million of acquisition-related transaction costs in 2020. In 2019, we recognized $4.0 million of acquisition-related transaction costs, including $2.1 million of expense related to the intercompany transfer of intellectual property.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2019	$54,138
Working capital adjustment	276
Balance at December 31, 2020	$54,414
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from integrating Indegy's capabilities into our enterprise platform offerings and from marketing and selling these new capabilities to our customers. None of the acquired goodwill is tax deductible.
Acquired intangible assets subject to amortization are as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$17,325	$(4,224)	$13,101	$17,325	$(2,009)	$15,316
Trade name	200	(108)	92	200	(8)	192
	$17,525	$(4,332)	$13,193	$17,525	$(2,017)	$15,508
Amortization of acquired intangible assets was $2.3 million, $0.6 million, and $0.6 million in 2020, 2019 and 2018, respectively.
At December 31, 2020, estimated future amortization of intangible assets is as follows:

(in thousands)
Year ending December 31,
2021	$2,306
2022	2,214
2023	2,214
2024	2,214
2025	2,214
Thereafter	2,031
Total	$13,193
7. Leases
We have operating leases for office facilities and finance leases for computer and office equipment. Our leases have remaining terms of less than one year to just over eleven years, some of which include one or more options to renew, with renewal terms up to five years and some of which include options to terminate the leases within the next one to four years. The ROU assets and liabilities at December 31, 2020 assume we exercise the option to early terminate one of our leases in 2025.
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Operating lease cost	$9,870	$6,045	$3,694

Finance lease cost
Amortization of ROU assets	$242	$607	$614
Interest on lease liabilities	6	7	35
Total finance lease cost	$248	$614	$649
Rent expense for short-term leases in 2020, 2019 and 2018 was not material.

Supplemental information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating leases
Weighted average remaining lease term	10.0 years	10.0 years
Weighted average discount rate	5.6%	5.8%

	Year Ended December 31,
(in thousands)	2020	2019	2018
ROU assets obtained in exchange for lease obligations
Operating leases	$3,188	$39,170	$1,525
Finance leases	—	11	15
In 2020, we received proceeds from lease incentives of $14.2 million. The proceeds from lease incentives received are included with the change in the lease liabilities under the other current and noncurrent liabilities caption in the operating activities section of the statement of cash flows.
Maturities of operating lease liabilities at December 31, 2020 were as follows:

(in thousands)
Year ending December 31,
2021	$3,891
2022	8,050
2023	7,711
2024	7,866
2025	7,435
Thereafter	44,525
Total lease payments	79,478
Less: Imputed interest	(21,134)
Total	$58,344
8. Debt
In July 2020, we entered into a new $45.0 million senior secured credit facility ("2020 Credit Facility") with Silicon Valley Bank in connection with the expiration of our $25.0 million revolving credit facility ("2017 Credit Facility"). The 2020 Credit Facility bears interest at either LIBOR plus 2%, with a 1% LIBOR floor, or the base rate plus 1%, and terminates on July 24, 2022. A commitment fee of 0.35% per annum is payable quarterly in arrears based on the unused portion. The obligations under 2020 Credit Facility are secured by a lien on our tangible and intangible property except intellectual property and certain subsidiaries and by a pledge of all of the equity interests of the Company's material direct and indirect domestic subsidiaries and 65% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions. The 2020 Credit Facility includes a $45.0 million uncommitted expansion, as well as a $10.0 million sublimit for the issuance of letters of credit and a swingline sub-facility of up to $10.0 million, and has a financial covenant requiring a minimum consolidated quick ratio of at least 1.5:1.0 on the last day of each quarter.
In 2020 and 2019, there were no amounts outstanding under our 2020 Credit Facility or, prior to its expiration, the 2017 Credit Facility. At December 31, 2020, we were in compliance with the financial covenant and our borrowing capacity was reduced by $5.5 million related to standby letters of credit.

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
Upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, authorizing a total of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding at December 31, 2020 or 2019.
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
10. Stock-Based Compensation
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"). Under the evergreen provision in the 2018 Plan, in January 2020 we reserved an additional 4,929,361 shares of our common stock. At December 31, 2020, there were 17,766,262 shares available for grant.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of revenue	$3,158	$2,817	$1,707
Sales and marketing	19,842	16,032	6,911
Research and development	14,794	8,911	5,804
General and administrative	21,779	15,683	8,453
Total stock-based compensation expense	$59,573	$43,443	$22,875
At December 31, 2020, the unrecognized stock-based compensation expense related to unvested RSUs was $107.5 million, which is expected to be recognized over an estimated weighted average remaining period of 2.8 years.
At December 31, 2020, the unrecognized stock-based compensation expense related to outstanding stock options was $10.4 million, which is expected to be recognized over an estimated remaining weighted average period of 1.3 years.
At December 31, 2020, the unrecognized stock-based compensation expense related to unvested awards of restricted stock was immaterial.

Restricted Stock and RSUs
A summary of our restricted stock and RSU activity is presented below:

	Restricted Stock		RSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	1,583	$4.25	—	$—
Granted	—	—	1,200	18.75
Vested	(693)	4.25	—	—
Forfeited	—	—	(71)	16.27
Unvested balance at December 31, 2018	890	4.25	1,129	18.90
Granted	—	—	2,715	27.81
Vested	(395)	4.25	(479)	18.28
Forfeited	—	—	(471)	25.21
Unvested balance at December 31, 2019	495	4.25	2,894	26.34
Granted	—	—	3,570	28.23
Vested	(396)	4.25	(1,504)	25.37
Forfeited	—	—	(470)	26.68
Unvested balance at December 31, 2020	99	4.25	4,490	28.13
RSUs granted under our stock incentive plans generally vest over a period of two to four years. RSUs granted before July 30, 2018 vest upon the satisfaction of both service-based and performance-based vesting conditions. The performance-based condition was satisfied upon the completion of our IPO. RSUs granted after July 30, 2018 vest upon the satisfaction of a service-based vesting condition.
Stock Options
A summary of our stock option activity is below:

(in thousands, except for per share data and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	14,573	$4.38	8.2	$77,020
Granted	6,108	15.17
Exercised	(740)	2.26		9,902
Forfeited/canceled	(722)	7.23
Outstanding at December 31, 2018	19,219	7.78	8.0	277,114
Granted	—	—
Exercised	(4,205)	4.53		98,378
Forfeited/canceled	(2,075)	10.63
Outstanding at December 31, 2019	12,939	8.38	7.1	201,608
Granted	—	—
Exercised	(2,956)	7.34		73,277
Forfeited/canceled	(542)	10.80
Outstanding at December 31, 2020	9,441	8.56	6.4	412,547
Exercisable at December 31, 2020	6,189	6.53	6.1	283,024

At December 31, 2020, there were 9.4 million stock options outstanding that were vested and expected to vest.
Stock options granted under our stock incentive plans have a maximum term of ten years, generally vest over a period of three to four years, and the exercise price cannot be less than the fair market value on the date of grant. In 2018, we granted stock options to employees that had a per share weighted average grant date fair value of $6.84. Estimating the fair value of stock options using the Black-Scholes option-pricing model requires assumptions as to the estimated term of the option, the risk-free interest rate, the expected volatility of the price of our common stock, the expected dividend yield, and the fair value of our underlying common stock prior to our IPO.
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
Expected Volatility. Volatility is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We have identified several public entities of similar size, complexity, and stage of development and estimate our volatility based on the volatility of the common stock of these companies.
Risk-Free Interest Rate. This is the U.S. Treasury rate, having a term that most closely resembles the expected life of the stock option.
Expected Dividend Yield. We have never declared or paid dividends and have no plans to do so in the foreseeable future.
The fair value of each stock option was estimated on the grant date based on the following assumptions:

Year Ended December 31, 2018
Expected term (in years)	6.3
Expected volatility	41.3% — 43.3%
Risk-free interest rate	2.7% — 2.9%
Expected dividend yield	—
Expected forfeiture rate	—
2018 Employee Stock Purchase Plan
In 2018, our board of directors adopted, and our stockholders approved, our 2018 ESPP. Under the evergreen provision, in January 2020 we reserved an additional 1,478,808 shares of our common stock for issuance. At December 31, 2020, there were 5,431,176 shares reserved for issuance under the 2018 ESPP.
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

In 2020, employees purchased 667,719 shares of our common stock at a weighted average price of $19.53 per share, resulting in $13.0 million of cash proceeds.
In 2019, employees purchased 776,809 shares of our common stock at a weighted average price of $19.48 resulting in $15.1 million of cash proceeds.
At December 31, 2020 and 2019 there was $6.5 million and $5.4 million, respectively, of employee contributions to the 2018 ESPP included in accrued compensation. At December 31, 2020, the unrecognized stock-based compensation expense related to our 2018 ESPP was $4.1 million, which is expected to be recognized over the remaining weighted average period of 0.6 years.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	0.5 — 2.0	0.5 — 2.0	0.6 — 2.1
Expected volatility	41.6% — 60.1%	34.4% — 44.6%	31.9% — 33.5%
Risk-free interest rate	0.1% — 0.9%	1.5% — 2.5%	2.3% — 2.7%
Expected dividend yield	—	—	—
In 2021, we intend to use the volatility of Tenable stock when calculating the fair value of purchase rights under the 2018 ESPP.
11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net loss attributable to common stockholders	$(42,731)	$(99,013)	$(73,955)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	101,009	96,014	53,669
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(1.03)	$(1.38)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Stock options	9,441	12,939	19,219
RSUs	4,490	2,894	1,129
Restricted stock	99	495	890
Shares to be issued under the 2018 ESPP	321	278	320
Total	14,351	16,606	21,558

12. Income Taxes
U.S. and international components of the loss before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
U.S. (loss) income	$(6,719)	$(21,644)	$1,429
Foreign loss	(30,355)	(64,005)	(72,586)
Total loss before income taxes	$(37,074)	$(85,649)	$(71,157)
The components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current
Federal	$3	$(224)	$—
State	17	100	58
Foreign	5,476	9,245	2,306
Total current tax expense	5,496	9,121	2,364
Deferred
Federal	102	—	—
State	59	—	—
Foreign	—	4,243	—
Total deferred tax expense	161	4,243	—
Total provision for income taxes	$5,657	$13,364	$2,364
The items accounting for the difference between income taxes computed at the federal statutory rate and our effective tax rate were as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes	10.8	4.8	(1.5)
Research and development tax credit	11.1	3.1	1.9
Stock-based compensation	34.4	19.0	0.5
Uncertain tax positions	0.1	(0.5)	(1.0)
Foreign tax rate differential	(10.6)	(7.9)	(9.4)
Change in valuation allowance	(81.2)	(40.8)	(12.6)
Gain on sale of intellectual property	—	(12.3)	—
Foreign withholding tax	(3.3)	(1.4)	(1.1)
Other	2.4	(0.6)	(1.1)
Effective tax rate	(15.3)%	(15.6)%	(3.3)%
We maintain a valuation allowance on U.S. federal, state and foreign net deferred tax assets as the realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The components of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating losses	$89,053	$65,494
Deferred revenue	13,454	13,891
Stock-based compensation	11,846	10,032
Tax credits	11,565	7,585
Leases	15,238	10,451
Accrued compensation	1,271	918
Other	379	263
Total deferred tax assets	142,806	108,634
Valuation allowance	(112,363)	(82,237)
Net deferred tax assets	30,443	26,397
Deferred tax liabilities:
Deferred commissions	(15,987)	(15,003)
Property and equipment	(13,257)	(10,086)
Intangible assets	(962)	(919)
Other	(398)	(389)
Total deferred tax liabilities	(30,604)	(26,397)
Net deferred tax liabilities	$(161)	$—
At December 31, 2020, we had net operating loss (“NOL”) carryforwards for federal, state and foreign tax purposes of $254.7 million, $188.5 million, and $209.8 million, respectively, which will begin to expire in 2030, as well as $13.9 million of federal, state and foreign research and development tax credits, foreign tax credits, minimum tax credits and certain states’ job creation tax credits. The federal research and development and foreign tax credits will begin to expire in 2032 and the state job creation tax credits will begin to expire in 2021.
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
At December 31, 2020 and 2019, the total amount of gross unrecognized tax benefits was $7.1 million and $7.2 million, respectively, which, if recognized, would impact our effective tax rate by less than $0.1 million in each year. Interest and penalties associated with uncertain tax positions recognized as a component of income tax expense were immaterial in 2020, 2019 and 2018.

The change in gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Unrecognized tax benefits at the beginning of the period	$7,163	$4,814	$1,199
Additions for tax positions in the current year	232	2,306	3,571
Increase in prior year positions	62	90	102
Decrease in prior year positions	(334)	(89)	(58)
Acquisitions	—	42	—
Unrecognized tax benefits at the end of the period	$7,123	$7,163	$4,814
We file income tax returns in the United States, including various state jurisdictions. Our subsidiaries file income tax returns in various foreign jurisdictions. Tax years after 2014 remain open to examination by the major taxing jurisdictions in which we are subject to tax. At December 31, 2020, we were not under examination for income tax audits by the Internal Revenue Service or any state or foreign tax jurisdiction.
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
13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
The Americas	$293,734	$243,616	$191,204
Europe, Middle East and Africa	102,155	77,676	53,839
Asia Pacific	44,332	33,294	22,317
Revenue	$440,221	$354,586	$267,360
Customers located in the United States accounted for 61%, 63% and 67% of revenue in 2020, 2019 and 2018, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

	December 31,
(in thousands)	2020	2019
United States	$35,406	$21,464
International	3,514	5,383
Property and equipment, net	$38,920	$26,847
14. Benefit Plans
We maintain a contributory defined contribution 401(k) plan for our U.S. employees, where company-matched contributions are fully vested. Additional contributory plans are in effect internationally, including in the U.K. and Ireland.

Our contribution expense for such plans was $6.5 million, $6.2 million and $4.8 million in 2020, 2019 and 2018, respectively.
15. Subsequent Events
On February 10, 2021, we entered into a share purchase agreement to acquire Alsid SAS for a total purchase price of $98 million in cash, subject to customary purchase price adjustments. The acquisition is expected to close early in the second quarter of 2021, subject to regulatory approvals and the satisfaction of customary closing conditions.
16. Quarterly Results (unaudited)
The following tables summarize our unaudited quarterly consolidated statements of operations data for each of the eight quarters through the period ended December 31, 2020. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future, and the quarterly results are not necessarily indicative of the results that may be expected for the full year or any other period.

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$102,648	$107,209	$112,282	$118,082
Cost of revenue	18,701	19,142	19,394	20,317
Gross profit	83,947	88,067	92,888	97,765
Operating expenses:
Sales and marketing	59,855	55,443	53,045	55,934
Research and development	26,831	25,310	25,128	24,418
General and administrative	18,933	17,879	18,180	18,144
Total operating expenses	105,619	98,632	96,353	98,496
Loss from operations	(21,672)	(10,565)	(3,465)	(731)
Interest income (expense), net	734	455	(12)	67
Other expense, net	(960)	(298)	(561)	(66)
Loss before income taxes	(21,898)	(10,408)	(4,038)	(730)
Provision for income taxes	1,079	1,552	1,820	1,206
Net loss	(22,977)	(11,960)	(5,858)	(1,936)
Net loss per share, basic and diluted	$(0.23)	$(0.12)	$(0.06)	$(0.02)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$80,301	$85,384	$91,852	$97,049
Cost of revenue	13,226	13,918	15,245	18,429
Gross profit	67,075	71,466	76,607	78,620
Operating expenses:
Sales and marketing	52,689	56,015	56,699	62,632
Research and development	21,935	21,698	20,763	22,668
General and administrative	15,136	15,987	17,472	20,873
Total operating expenses	89,760	93,700	94,934	106,173
Loss from operations	(22,685)	(22,234)	(18,327)	(27,553)
Interest income, net	1,556	1,594	1,527	1,153
Other expense, net	(214)	(122)	(240)	(104)
Loss before income taxes	(21,343)	(20,762)	(17,040)	(26,504)
Provision for income taxes	97	866	600	11,801
Net loss	(21,440)	(21,628)	(17,640)	(38,305)
Net loss per share, basic and diluted	$(0.23)	$(0.23)	$(0.18)	$(0.39)

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at December 31, 2020.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting as of December 31, 2020, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors" and "Executive Officers" and is incorporated in this report by reference.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2020	$764	$336	$(839)	$261
Year Ended December 31, 2019	188	967	(391)	764
Year Ended December 31, 2018	160	149	(121)	188
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
Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on December 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on June 29, 2018
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
4.2	Investors' Rights Agreement by and among Tenable Holdings, Inc. and certain of its stockholders, dated December 18, 2015	Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
4.3	Description of Common Stock of Tenable Holdings, Inc.	Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K (File No. 001-38600) on February 28, 2020
10.1+	2016 Stock Incentive Plan and Irish Supplement and Forms of Option Grant Notice and Agreement and Exercise Notice and Form of Restricted Stock Grant Notice and Agreement thereunder, as amended to date	Previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018

10.2+	2012 Stock Incentive Plan and Form of Notice of Stock Option Grant and Form of Stock Option Agreement and Notice of Exercise and Common Stock Purchase Agreement thereunder, as amended to date	Previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.3+
2002 Stock Incentive Plan and Form of Notice of Option Grant and Form of Stock Option Agreement and Form of Notice of Stock Option Exercise and Form of Stock Award Agreement thereunder, as amended to date
Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.4+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Agreement and Restricted Stock Unit Grant Notice and Agreement thereunder	Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.5+	2018 Employee Stock Purchase Plan	Previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.6+	Form of Indemnification Agreement by and between Tenable Holdings, Inc. and each of its directors and executive officers	Previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.7+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Amit Yoran	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.8+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Vintz	Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.9+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Riddick	Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.10	Loan and Security Agreement, dated as of May 4, 2017, by and between Tenable Network Security, Inc. and Silicon Valley Bank	Previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.11#	Distribution Agreement, dated as of September 10, 2012, by and between Tenable Network Security, Inc. and Ingram Micro, Inc.	Previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.12	Second Amendment to Loan and Security Agreement, dated as of July 1, 2020, by and between Tenable, Inc. and Silicon Valley Bank	Previously filed as Exhibit 10.1 to the Company's 10-Q (File No. 001-38600) on July 30, 2020
10.13
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

TENABLE HOLDINGS, INC.

Date:	February 22, 2021	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer

Date:	February 22, 2021	By:	/s/ Stephen A. Vintz
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

Signature	Title	Date

/s/ Amit Yoran	Chairman and Chief Executive Officer	February 22, 2021
Amit Yoran	(Principal Executive Officer)

/s/ Stephen A. Vintz	Chief Financial Officer	February 22, 2021
Stephen A. Vintz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur W. Coviello, Jr.	Director	February 22, 2021
Arthur W. Coviello, Jr.

/s/ Kimberly L. Hammonds	Director	February 22, 2021
Kimberly L. Hammonds

/s/ John C. Huffard, Jr.	Director	February 22, 2021
John C. Huffard, Jr.

/s/ Jerry M. Kennelly	Director	February 22, 2021
Jerry M. Kennelly

/s/ Ping Li	Director	February 22, 2021
Ping Li

/s/ A. Brooke Seawell	Director	February 22, 2021
A. Brooke Seawell

/s/ Richard M. Wells	Director	February 22, 2021
Richard M. Wells

/s/ Linda K. Zecher	Director	February 22, 2021
Linda K. Zecher