Form 10-Q
period 2021-03-31
Tenable Holdings, Inc.
filed 2021-04-29
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of April 23, 2021 was 105,591,098.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$228,386	$178,223
Short-term investments	111,945	113,623
Accounts receivable (net of allowance for doubtful accounts of $326 and $261 at March 31, 2021 and December 31, 2020, respectively)	82,822	115,342
Deferred commissions	31,936	32,143
Prepaid expenses and other current assets	42,570	44,462
Total current assets	497,659	483,793
Property and equipment, net	38,910	38,920
Deferred commissions (net of current portion)	45,364	46,733
Operating lease right-of-use assets	38,364	39,426
Acquired intangible assets, net	12,614	13,193
Goodwill	54,414	54,414
Other assets	13,522	14,110
Total assets	$700,847	$690,589

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,555	$5,731
Accrued compensation	26,787	35,509
Deferred revenue	325,113	328,819
Operating lease liabilities	4,298	3,815
Other current liabilities	1,097	1,028
Total current liabilities	366,850	374,902
Deferred revenue (net of current portion)	103,749	105,691
Operating lease liabilities (net of current portion)	53,201	54,529
Other liabilities	5,108	4,802
Total liabilities	528,908	539,924

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 105,513 and 103,715 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	1,055	1,037
Additional paid-in capital	786,476	757,470
Accumulated other comprehensive income	8	10
Accumulated deficit	(615,600)	(607,852)
Total stockholders’ equity	171,939	150,665
Total liabilities and stockholders’ equity	$700,847	$690,589
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Revenue	$123,189	$102,648
Cost of revenue	22,073	18,701
Gross profit	101,116	83,947
Operating expenses:
Sales and marketing	58,635	59,855
Research and development	26,838	26,831
General and administrative	21,445	18,933
Total operating expenses	106,918	105,619
Loss from operations	(5,802)	(21,672)
Interest (expense) income, net	(28)	734
Other expense, net	(66)	(960)
Loss before income taxes	(5,896)	(21,898)
Provision for income taxes	1,852	1,079
Net loss	$(7,748)	$(22,977)

Net loss per share, basic and diluted	$(0.07)	$(0.23)
Weighted-average shares used to compute net loss per share, basic and diluted	104,531	98,855
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(7,748)	$(22,977)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(2)	113
Other comprehensive (loss) income	(2)	113
Comprehensive loss	$(7,750)	$(22,864)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at December 31, 2020	103,715	$1,037	$757,470	$10	$(607,852)	$150,665
Exercise of stock options	607	6	4,009	—	—	4,015
Vesting of restricted stock units	792	8	(8)	—	—	—
Issuance of common stock under employee stock purchase plan	399	4	8,042	—	—	8,046
Stock-based compensation	—	—	16,963	—	—	16,963
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(7,748)	(7,748)
Balance at March 31, 2021	105,513	$1,055	$786,476	$8	$(615,600)	$171,939

Balance at December 31, 2019	98,587	$986	$662,990	$50	$(565,121)	$98,905
Exercise of stock options	635	6	3,972	—	—	3,978
Vesting of restricted stock units	403	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	378	4	7,303	—	—	7,307
Stock-based compensation	—	—	13,050	—	—	13,050
Other comprehensive income	—	—	—	113	—	113
Net loss	—	—	—	—	(22,977)	(22,977)
Balance at March 31, 2020	100,003	$1,000	$687,311	$163	$(588,098)	$100,376
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(7,748)	$(22,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,816	2,678
Stock-based compensation	16,952	13,035
Other	313	515
Changes in operating assets and liabilities:
Accounts receivable	32,455	20,813
Prepaid expenses and other assets	5,427	5,958
Accounts payable, accrued expenses and accrued compensation	(6,003)	(9,608)
Deferred revenue	(5,648)	(5,036)
Other current and noncurrent liabilities	61	(886)
Net cash provided by operating activities	38,625	4,492

Cash flows from investing activities:
Purchases of property and equipment	(1,061)	(614)
Purchases of short-term investments	(29,361)	(58,831)
Sales and maturities of short-term investments	31,000	78,175
Net cash provided by investing activities	578	18,730

Cash flows from financing activities:
Proceeds from stock issued in connection with the employee stock purchase plan	8,046	7,307
Proceeds from the exercise of stock options	4,015	3,978
Other financing activities	(3)	(4)
Net cash provided by financing activities	12,058	11,281
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,068)	(1,097)
Net increase in cash and cash equivalents and restricted cash	50,193	33,406
Cash and cash equivalents and restricted cash at beginning of period	178,463	74,665
Cash and cash equivalents and restricted cash at end of period	$228,656	$108,071

Supplemental disclosure of cash flow information:
Cash paid for interest	$71	$41
Cash paid for income taxes, net of refunds	3,470	1,203
Supplemental cash flow information related to leases:
Cash payments for operating leases	$1,518	$1,263
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
The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information. The consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2020 Annual Report on Form 10-K ("10-K") filed with the Securities and Exchange Commission on February 23, 2021. The consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state our financial position, our results of operations, and cash flows.
The results for the three months ended March 31, 2021 are not necessarily indicative of the operating results expected for the year ending December 31, 2021 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the three months ended March 31, 2021, there were no material changes to our significant accounting policies from those described in our 10-K.
Recently Adopted Accounting Pronouncements
We adopted Accounting Standards Update ("ASU") No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2021. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. This ASU eliminated previously allowed exceptions and clarified existing guidance in the accounting for income taxes, including in the areas of franchise taxes, the tax basis of goodwill and interim period effects of changes in tax laws.

2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended March 31,
(in thousands)	2021	2020
Subscription revenue	$107,402	$86,390
Perpetual license and maintenance revenue	12,405	13,419
Professional services and other revenue	3,382	2,839
Revenue	$123,189	$102,648
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 92% and 91% of revenue through our channel network in the three months ended March 31, 2021 and 2020, respectively. One of our distributors accounted for 41% and 43% of revenue in the three months ended March 31, 2021 and 2020, respectively. That same distributor accounted for 41% of accounts receivable at March 31, 2021 and December 31, 2020.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended March 31, 2021 and 2020, we recognized revenue of $114.9 million and $95.3 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At March 31, 2021, the future estimated revenue related to unsatisfied performance obligations was $441.1 million, of which approximately 75% is expected to be recognized as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended March 31,
(in thousands)	2021	2020
Beginning balance	$78,876	$72,265
Capitalization of contract acquisition costs	7,224	6,121
Amortization of deferred contract acquisition costs	(8,800)	(7,644)
Ending balance	$77,300	$70,742

3. Cash and Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	March 31, 2021
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$65,968	$—	$—	$65,968
Total cash equivalents	$65,968	$—	$—	$65,968

Short-term investments:
Commercial paper	$69,833	$—	$—	$69,833
Supranational bonds	4,502	—	(1)	4,501
U.S. Treasury and agency obligations	37,602	9	—	37,611
Total short-term investments	$111,937	$9	$(1)	$111,945

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$44,153	$—	$—	$44,153
Commercial paper	4,500	—	—	4,500
Total cash equivalents	$48,653	$—	$—	$48,653

Short-term investments:
Commercial paper	$71,425	$—	$—	$71,425
Corporate bonds	4,502	3	—	4,505
U.S. Treasury and agency obligations	37,686	7	—	37,693
Total short-term investments	$113,613	$10	$—	$113,623
At March 31, 2021, all of our short-term investments had maturities within the next twelve months.
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
•Level 3 — Unobservable inputs.

The following tables summarize assets that are measured at fair value on a recurring basis:

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$65,968	$—	$—	$65,968
	$65,968	$—	$—	$65,968

Short-term investments
Commercial paper	$—	$69,833	$—	$69,833
Supranational bonds	—	4,501	—	4,501
U.S. Treasury and agency obligations	—	37,611	—	37,611
	$—	$111,945	$—	$111,945

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Money market funds	$44,153	$—	$—	$44,153
Commercial paper	—	4,500	—	4,500
	$44,153	$4,500	$—	$48,653

Short-term investments
Commercial paper	$—	$71,425	$—	$71,425
Corporate bonds	—	4,505	—	4,505
U.S. Treasury and agency obligations	—	37,693	—	37,693
	$—	$113,623	$—	$113,623
We did not have any liabilities measured and recorded at fair value at March 31, 2021 or December 31, 2020.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Computer software and equipment	$23,794	$22,930
Furniture and fixtures	6,027	6,011
Leasehold improvements	27,140	26,210
Right-of-use assets under finance leases	1,344	1,571
Total	58,305	56,722
Less: accumulated depreciation and amortization	(19,395)	(17,802)
Property and equipment, net	$38,910	$38,920
Depreciation and amortization related to property and equipment was $2.2 million and $2.0 million in the three months ended March 31, 2021 and 2020, respectively.

6. Goodwill and Acquired Intangible Assets
At March 31, 2021 and December 31, 2020, our goodwill balance was $54.4 million.
Acquired intangible assets subject to amortization are as follows:

	March 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$17,325	$(4,777)	$12,548	$17,325	$(4,224)	$13,101
Trade name	200	(134)	66	200	(108)	92
	$17,525	$(4,911)	$12,614	$17,525	$(4,332)	$13,193
Amortization of acquired intangible assets was $0.6 million in each of the three months ended March 31, 2021 and 2020.
At March 31, 2021, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2021(1)	$1,727
2022	2,214
2023	2,214
2024	2,214
2025	2,214
Thereafter	2,031
Total	$12,614
_______________
(1)    Represents the nine months ending December 31, 2021.
7. Leases
We have operating leases for office facilities and finance leases for computer and office equipment. The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$1,869	$2,484

Finance lease cost
Amortization of ROU assets	$2	$110
Interest on lease liabilities	1	2
Total finance lease cost	$3	$112
Rent expense for short-term leases in the three months ended March 31, 2021 and 2020 was not material.

Supplemental information related to leases was as follows:

	March 31, 2021	December 31, 2020
Operating leases
Weighted average remaining lease term	10.0 years	10.0 years
Weighted average discount rate	5.6%	5.6%
During the three months ended March 31, 2021 and 2020, we did not obtain any right of use assets in exchange for lease liabilities.
Maturities of operating lease liabilities at March 31, 2021 were as follows:

(in thousands)
Year ending December 31,
2021(1)	$2,397
2022	8,007
2023	7,676
2024	7,830
2025	7,394
Thereafter	44,490
Total lease payments	77,794
Less: Imputed interest	(20,295)
Total	$57,499
_______________
(1)    Represents the nine months ending December 31, 2021.
8. Debt
In July 2020, we entered into a $45.0 million senior secured credit facility (“2020 Credit Facility”) with Silicon Valley Bank in connection with the expiration of our $25.0 million revolving credit facility. The 2020 Credit Facility bears interest at either LIBOR plus 2%, with a 1% LIBOR floor, or the base rate plus 1%, and terminates on July 24, 2022. A commitment fee of 0.35% per annum is payable quarterly in arrears based on the unused portion. The obligations under the 2020 Credit Facility are secured by a lien on our tangible and intangible property except intellectual property and certain subsidiaries and by a pledge of all of the equity interests of our material direct and indirect domestic subsidiaries and 65% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions. The 2020 Credit Facility includes a $45.0 million uncommitted expansion, as well as a $10.0 million sublimit for the issuance of letters of credit and a swingline sub-facility of up to $10.0 million, and has a financial covenant requiring a minimum consolidated quick ratio of at least 1.5:1.0 on the last day of each quarter.
During the three months ended March 31, 2021, there were no amounts outstanding under the 2020 Credit Facility. At March 31, 2021, we were in compliance with the financial covenant and our borrowing capacity was reduced by $5.5 million related to standby letters of credit.
9. Stock-Based Compensation
Under the evergreen provision in our 2018 Equity Incentive Plan ("2018 Plan"), in January 2021 we reserved an additional 5,185,762 shares of our common stock for issuance. At March 31, 2021, there were 20,955,023 shares available for grant under the 2018 Plan.

Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost of revenue	$937	$747
Sales and marketing	6,296	4,496
Research and development	4,156	2,948
General and administrative	5,563	4,844
Total stock-based compensation expense	$16,952	$13,035
At March 31, 2021, the unrecognized stock-based compensation expense related to unvested restricted stock units ("RSUs") was $186.1 million, which is expected to be recognized over an estimated remaining weighted average period of 3.2 years.
At March 31, 2021, the unrecognized stock-based compensation expense related to outstanding stock options was $8.1 million, which is expected to be recognized over an estimated remaining weighted average period of 1.1 years.
Restricted Stock and RSUs
A summary of our restricted stock and RSU activity is presented below:

	Restricted Stock		RSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	99	$4.25	4,490	$28.13
Granted	—	—	2,244	43.88
Vested	(99)	4.25	(792)	27.92
Forfeited	—	—	(226)	29.63
Unvested balance at March 31, 2021	—	—	5,716	34.28
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	9,441	$8.56	6.4	$412,547
Granted	—	—
Exercised	(607)	6.61		23,631
Forfeited/canceled	(20)	14.74
Outstanding at March 31, 2021	8,814	8.68	6.2	242,384
Exercisable at March 31, 2021	6,545	6.70	5.9	192,978
At March 31, 2021, there were 8.8 million stock options that were vested and expected to vest.

2018 Employee Stock Purchase Plan
Under the evergreen provision in our 2018 Employee Stock Purchase Plan ("2018 ESPP"), in January 2021 we reserved an additional 1,555,728 shares of our common stock for issuance. At March 31, 2021, there were 6,587,717 shares reserved for issuance under the 2018 ESPP.
In the three months ended March 31, 2021, employees purchased 399,187 shares of our common stock at a weighted average price of $20.16 per share, resulting in $8.0 million of cash proceeds.
At March 31, 2021, there was $1.3 million of employee contributions to the 2018 ESPP included in accrued compensation. At March 31, 2021, the unrecognized stock-based compensation expense related to our 2018 ESPP was $4.3 million, which is expected to be recognized over an estimated weighted average period of 0.7 years.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	52.0% — 59.4%	41.6% — 47.9%
Risk-free interest rate	0.1%	0.8% — 0.9%
Expected dividend yield	—	—
As we now have sufficient history as a public company, in the three months ended March 31, 2021 we began using the volatility of our common stock to calculate expected volatility. Previously, we used the volatility of the common stock of similar peer companies.
10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net loss	$(7,748)	$(22,977)

Weighted-average shares used to compute net loss per share	104,531	98,855
Net loss per share, basic and diluted	$(0.07)	$(0.23)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2021	2020
Stock options	8,814	12,114
RSUs	5,716	5,450
Shares to be issued under the 2018 ESPP	58	87
Restricted stock	—	396
Total	14,588	18,047

11. Income Taxes
The provision for income taxes included income taxes in certain foreign jurisdictions in which we conduct business and the related withholding taxes on sales with customers. The provision for the three months ended March 31, 2021 was impacted by discrete items, including $2.8 million of current expense from the restructuring of our research and development operations in Israel partially offset by $2.6 million of discrete benefits, primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes.
12. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
The Americas	$80,595	$69,314
Europe, Middle East and Africa	29,266	23,550
Asia Pacific	13,328	9,784
Revenue	$123,189	$102,648
Customers located in the United States accounted for 59% and 62% of revenue in the three months ended March 31, 2021 and 2020, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	March 31, 2021	December 31, 2020
United States	$35,714	$35,406
International	3,196	3,514
Property and equipment, net	$38,910	$38,920
13. Subsequent Events
In April 2021, we acquired Alsid SAS ("Alsid"), a leader in active directory security. Active directory is the basis for managing user permissions across on-premises and hybrid cloud deployments and is foundational to the security of cloud workloads, security remote work, and adopting zero trust architectures. We acquired Alsid for a total purchase price of $98 million in cash, subject to customary purchase price adjustments.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and (2) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2020, or the 10-K, filed with the Securities and Exchange Commission on February 23, 2021. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Our enterprise platform offerings also include Tenable.ot, which is our on-premises solution that provides threat detection and mitigation, asset tracking, vulnerability management, and configuration control capabilities to protect operational technology, or OT, environments, including industrial networks. Tenable.ot is sold as a stand-alone solution and integrates with Tenable.io and Tenable.sc.
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
Many of our enterprise platform customers initially use either our free or paid version of Nessus, one of the most widely deployed vulnerability assessment solutions in the cybersecurity industry. Nessus, which is the technology that underpins our enterprise platform offerings, is designed to quickly and accurately identify security vulnerabilities, configuration issues and malware. Our free version of Nessus, Nessus Essentials, allows for vulnerability assessment over a limited number of IP addresses. We believe many of our Nessus customers begin with Nessus Essentials and subsequently upgrade to Nessus Professional, the paid version of Nessus; however, we expect a significant number of users to continue to use Nessus Essentials.

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
Revenue in the three months ended March 31, 2021 and 2020 was $123.2 million and $102.6 million, respectively, representing year-over-year growth of 20%. Our recurring revenue, which includes revenue from subscription arrangements for software and cloud-based solutions and maintenance associated with perpetual licenses, represented 94%, and 93% of revenue in the three months ended March 31, 2021 and 2020, respectively. Our net loss in the three months ended March 31, 2021 and 2020 was $7.7 million and $23.0 million, respectively, as we continue to invest in our business and market opportunity. Our cash flows from operating activities were $38.6 million and $4.5 million in the three months ended March 31, 2021 and 2020, respectively.
COVID-19 Update
We continue to monitor the impact of the COVID-19 pandemic on our customers, partners, employees and service providers. While in the near term we may experience reductions in our billing and revenue growth rates, we are proactively managing our expenditures, including reductions of non-critical and discretionary expenses such as travel, meeting and facility usage costs, while preserving strategic investments in sales capacity and research and development. This has and may continue to result in improved leverage related to gross margins as well as sales and marketing, research and development, and general and administrative expenses as a percent of revenue. The full extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain. We expect to incur additional costs when we resume business-related travel and employees return to our office locations, the timing and extent of which remains unknown. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the "Liquidity and Capital Resources" section below and “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Financial Highlights
Below are our key financial results:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Revenue	$123,189	$102,648
Loss from operations	(5,802)	(21,672)
Net loss	(7,748)	(22,977)
Net loss per share, basic and diluted	(0.07)	(0.23)
Net cash provided by operating activities	38,625	4,492
Purchases of property and equipment	(1,061)	(614)
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
We evaluate our ability to expand sales with existing customers by assessing our dollar-based net expansion rate on a last twelve months, or LTM, basis. We have historically calculated our dollar-based net expansion rate as follows:
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
Our dollar-based net expansion rate for the three-months ended March 31, 2021 exceeded 110% on an LTM basis, which was impacted by a more moderate pace of IT asset and IP address expansion in the current economic environment, and declined from the comparable prior year period. Our dollar-based net expansion rate may decline further or fluctuate from quarter to quarter if our existing customers choose to reduce or delay technology spending in response to economic conditions resulting from the COVID-19 pandemic, or as a result of a number of other factors, including our existing customers' satisfaction with our solutions, the pricing of our solutions and the ability of competing solutions and the pricing thereof.
We have recently utilized an alternative dollar-based net expansion rate to assess our ability to expand sales with existing customers and evaluate the performance of our sales team. This alternative dollar-based net expansion rate is based on the methodology described above, but excludes the annual contract value of prior period multiyear sales from ARR in the numerator and the denominator of the calculation. We believe this methodology more closely aligns with the renewal and expansion goals established for our sales team, because it measures net expansion by customers with contracts up for renewal during the period. Applying this methodology would have increased the dollar-based net expansion rate by three to five percentage points for the three months ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021.
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue	$123,189	$102,648
Add: Deferred revenue (current), end of period	325,113	270,916
Less: Deferred revenue (current), beginning of period	(328,819)	(274,348)
Calculated current billings	$119,483	$99,216
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
Our use of free cash flow has limitations as an analytical tool and you should not consider it in isolation or as a substitute for an analysis of our results under GAAP. First, free cash flow is not a substitute for net cash flows from operating activities. Second, other companies may calculate free cash flow or similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison. Additionally, the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for a given period. Because of these and other limitations, you should consider free cash flow along with net cash provided by operating activities and our other GAAP financial measures.

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$38,625	$4,492
Purchases of property and equipment	(1,061)	(614)
Free cash flow(1)	$37,564	$3,878
_______________
(1)    Free cash flow for the periods presented was impacted by:

	Three Months Ended March 31,
(in millions)	2021	2020
Employee stock purchase plan activity	$(5.0)	$(3.7)
Acquisition-related expenses	(1.7)	(0.7)
Tax payment on intra-entity asset transfer	2.8	—
Capital expenditures related to new headquarters	(0.2)	(0.1)
Free cash flow for the three months ended March 31, 2021 was benefited by approximately $5 million as a result of the accelerated timing of payments for insurance and professional fees in the three months ended December 31, 2020.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended March 31,
	2021	2020	Change (%)
Number of new enterprise platform customers added in period(1)	331	319	4%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io, Tenable.sc or Tenable.ot for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At March 31,
	2021	2020	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	866	665	30%
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

The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income (loss) from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Loss from operations	$(5,802)	$(21,672)
Stock-based compensation	16,952	13,035
Acquisition-related expenses	2,158	339
Amortization of acquired intangible assets	579	579
Non-GAAP income (loss) from operations	$13,887	$(7,719)

Operating margin	(5)%	(21)%
Non-GAAP operating margin	11%	(8)%
Non-GAAP Net Income (Loss) and Non-GAAP Earnings (Loss) Per Share
We use non-GAAP net income (loss), which excludes the effect of stock-based compensation, acquisition-related expenses, amortization of acquired intangible assets, as well as the related tax impact, and the tax impact of intra-entity asset transfers resulting from the internal restructuring of legal entities, to calculate non-GAAP earnings (loss) per share. We believe that these non-GAAP measures provide important information to management and investors because they facilitate comparisons of our core operating results over multiple periods.

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income (loss) and non-GAAP earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2021	2020
Net loss	$(7,748)	$(22,977)
Stock-based compensation	16,952	13,035
Tax impact of stock-based compensation(1)	(4)	198
Acquisition-related expenses(2)	2,158	339
Amortization of acquired intangible assets(2)	579	579
Tax impact of intra-entity asset transfer(3)	2,808	—
Non-GAAP net income (loss)	$14,745	$(8,826)

Net loss per share, diluted	$(0.07)	$(0.23)
Stock-based compensation	0.16	0.13
Tax impact of stock-based compensation(1)	—	—
Acquisition-related expenses(2)	0.02	—
Amortization of acquired intangible assets(2)	—	0.01
Tax impact of intra-entity asset transfer(3)	0.03	—
Adjustment to diluted earnings per share(4)	(0.01)	—
Non-GAAP earnings (loss) per share, diluted	$0.13	$(0.09)

Weighted-average shares used to compute GAAP net loss per share, diluted	104,531	98,855

Weighted-average shares used to compute non-GAAP earnings (loss) per share, diluted(5)	113,934	98,855
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for the applicable tax jurisdictions.
(2)    The tax impacts of acquisition-related expenses and amortization of acquired intangible assets are not material.
(3)    The tax impact of the intra-entity asset transfer is related to the internal restructuring of Indegy, resulting in a current tax payment based on the applicable Israeli tax rate.
(4)    An adjustment may be necessary to reconcile GAAP net loss per share, which excludes potentially dilutive shares, to non-GAAP earnings per share, which includes potentially dilutive shares.
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
We expect our gross profit to increase in absolute dollars but our gross margin to decrease over time, as we expect revenue from our cloud-based subscriptions to increase as a percentage of revenue. However, our gross margin could fluctuate from period to period depending on the interplay of all of these factors, particularly as it relates to cloud infrastructure costs.
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
Interest (Expense) Income, Net
Interest (expense) income, net consists primarily of interest income earned on cash and cash equivalents and short-term investments and interest expense in connection with our credit facility, including unused commitment fees and letter of credit fees.
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
The provision for the three months ended March 31, 2021 was impacted by discrete items, including expense from the restructuring of our research and development operations in Israel and benefits, primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes.
Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue	$123,189	$102,648
Cost of revenue(1)	22,073	18,701
Gross profit	101,116	83,947
Operating expenses:
Sales and marketing(1)	58,635	59,855
Research and development(1)	26,838	26,831
General and administrative(1)	21,445	18,933
Total operating expenses	106,918	105,619
Loss from operations	(5,802)	(21,672)
Interest (expense) income, net	(28)	734
Other expense, net	(66)	(960)
Loss before income taxes	(5,896)	(21,898)
Provision for income taxes	1,852	1,079
Net loss	$(7,748)	$(22,977)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost of revenue	$937	$747
Sales and marketing	6,296	4,496
Research and development	4,156	2,948
General and administrative	5,563	4,844
Total stock-based compensation expense	$16,952	$13,035

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue
The following table presents the increase in revenue:

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
Subscription revenue	$107,402	$86,390	$21,012	24%
Perpetual license and maintenance revenue	12,405	13,419	(1,014)	(8)%
Professional services and other revenue	3,382	2,839	543	19%
Revenue	$123,189	$102,648	$20,541	20%
U.S. revenue increased $9.6 million, or 15%. International revenue increased $10.9 million, or 28%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
Cost of revenue	$22,073	$18,701	$3,372	18%
Gross profit	101,116	83,947	17,169	20%
Gross margin	82%	82%
The increase in cost of revenue of $3.4 million was primarily due to:
•a $2.3 million increase in third-party cloud infrastructure costs;
•a $1.0 million increase in personnel costs primarily due to support for cloud-based products; and
•a $0.2 million increase in professional fees; partially offset by
•a $0.2 million decrease in travel and meeting costs.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
Sales and marketing	$58,635	$59,855	$(1,220)	(2)%
The decrease in sales and marketing expense of $1.2 million was primarily due to:
•a $3.5 million decrease in selling expenses, including a $3.9 million decrease in travel and meeting costs; and
•a $0.3 million decrease in allocated overhead costs; partially offset by
•a $1.4 million increase in sales commissions, due to increased sales and the amortization of deferred commissions;
•a $0.7 million increase in personnel costs; and
•a $0.2 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts.
Research and Development

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
Research and development	$26,838	$26,831	$7	—%

Research and development expense remained flat, primarily due to:
•a $1.3 million increase in personnel costs, primarily due to an increase in stock-based compensation; and
•a $0.4 million increase in third-party cloud infrastructure costs; offset by
•a $1.2 million decrease in travel and meeting costs; and
•a $0.4 million decrease in allocated overhead costs, primarily facilities costs.
General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
General and administrative	$21,445	$18,933	$2,512	13%
The increase in general and administrative expense of $2.5 million was primarily due to:
•a $1.8 million increase in acquisition-related expenses; and
•a $1.4 million increase in personnel costs, including a $0.7 million increase in stock-based compensation; partially offset by
•a $0.5 million decrease in professional fees;
•a $0.3 million decrease in travel and meeting costs; and
•a $0.2 million decrease in allocated overhead costs, primarily facilities costs.
Liquidity and Capital Resources
At March 31, 2021, we had $228.4 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $111.9 million of short-term investments, which consisted of commercial paper, U.S. Treasury and agency obligations and supranational bonds.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $615.6 million at March 31, 2021.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At March 31, 2021, we had deferred revenue of $428.9 million, of which $325.1 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the three months ended March 31, 2021, we may not be able to sustain these cash flows in the near term. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales, marketing and international operating activities, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform.

In April 2021, we acquired Alsid SAS, a leader in active directory security, for a total purchase price of $98 million in cash, subject to customary purchase price adjustments. We may in the future enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights. We may be required to seek equity or debt financing. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
The full extent to which the ongoing COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the duration and effect of business disruptions, the effectiveness and widespread adoption of a vaccine, both domestically and globally, and the duration and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. We also do not yet know the full extent of potential impacts on our business and operations, or those of our partners and customers, or the global economy as a whole. Accordingly, the current results and financial conditions discussed herein may not be indicative of our future operating results and trends. See the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Credit Facility
In July 2020, we entered into a $45.0 million senior secured facility, or the 2020 Credit Facility, with Silicon Valley Bank in connection with the expiration of our $25.0 million revolving credit facility. The 2020 Credit Facility bears interest at either LIBOR plus 2%, with a 1% LIBOR floor, or the base rate plus 1%, and terminates on July 24, 2022. A commitment fee of 0.35% per annum is payable quarterly in arrears based on the unused portion. The obligations under the 2020 Credit Facility are secured by a lien on our tangible and intangible property except intellectual property and certain subsidiaries and by a pledge of all of the equity interests of our material direct and indirect domestic subsidiaries and 65% of each class of capital stock of any material first-tier foreign subsidiaries, subject to limited exceptions. The 2020 Credit Facility includes a $45.0 million uncommitted expansion, as well as a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million, and has a financial covenant requiring a minimum consolidated quick ratio of at least 1.5:1.0 on the last day of any quarter.
During the three months ended March 31, 2021, there were no amounts outstanding under our 2020 Credit Facility. At March 31, 2021, we were in compliance with the financial covenant and our borrowing capacity was reduced by $5.5 million related to standby letters of credit. We do not currently intend to draw on the 2020 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$38,625	$4,492
Net cash provided by investing activities	578	18,730
Net cash provided by financing activities	12,058	11,281
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,068)	(1,097)
Net increase in cash and cash equivalents and restricted cash	$50,193	$33,406
Operating Activities
In the three months ended March 31, 2021, net cash provided by operating activities was $38.6 million, which primarily consisted of our $7.7 million loss, adjusted for stock-based compensation expense of $17.0 million and depreciation and amortization of $2.8 million, as well as a net cash inflow of $26.3 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily related to a $32.5 million decrease in accounts receivable due to collections from customers and a $5.7 million decrease in prepaid expenses. This inflow was partially offset by a $8.7 million decrease in accrued compensation, including $5.0 million related to employee stock purchase plan activity, and a $5.6 million decrease in deferred revenue.
In the three months ended March 31, 2020, net cash provided by operating activities was $4.5 million, which primarily consisted of our $23.0 million loss, adjusted for stock-based compensation expense of $13.0 million and depreciation and amortization of $2.7 million, as well as a net cash inflow of $11.2 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $20.8 million decrease in accounts receivable due to collections from customers, partially offset by a $13.3 million decrease in accrued compensation, including $3.7 million related to employee stock purchase plan activity and quarterly bonuses and commissions earned in the fourth quarter of 2019 that were paid in the first quarter of 2020.
Investing Activities
Net cash provided by investing activities decreased by $18.2 million, primarily due to a $17.7 million decrease in sales and maturities, net of purchases, of short-term investments in commercial paper, U.S. Treasury and agency obligations, corporate bonds and supranational bonds, and a $0.4 million increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities increased by $0.8 million, primarily due to a $0.7 million increase in proceeds from stock issued in connection with the employee stock purchase plan.
Contractual Obligations
At March 31, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in our 10-K.
Off-Balance Sheet Arrangements
At March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Interest Rate Risk
At March 31, 2021, we had $228.4 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $111.9 million of short-term investments, which consisted of commercial paper, U.S. treasury and agency securities and supranational bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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
Our business, operations and financial performance could be adversely affected by the effects of the ongoing and evolving COVID-19 pandemic, and such effects could be material; however, as of March 31, 2021, we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and in countries in which we operate that, among other things, direct individuals to follow social distancing guidelines and or to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for our global workforce and continue to enforce them with limited exceptions, including at our headquarters in Columbia, Maryland.
Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic may adversely affect our business and our ability to generate sales of, and revenues from, our platform offerings. For example, substantially all of our field sales and other professional services are being conducted remotely, and while we do not yet know if such remote operations will affect our ability to attract, retain or upsell customers, we anticipate that our revenue growth could be adversely impacted by the COVID-19 pandemic and weak global economic conditions.
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
The COVID-19 pandemic continues to rapidly evolve. The full extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-Q, such as the duration of the outbreak, the duration and effect of business disruptions, the effectiveness and widespread adoption of a vaccine, both domestically and globally, and the duration and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our partners and customers, or the global economy as a whole. Weak global economic conditions also may exacerbate the ongoing impact of the pandemic.
In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
We have a history of losses and may not achieve or maintain profitability in the future.
We have historically incurred net losses, including net losses of $7.7 million and $23.0 million in the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $615.6 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Further, we do not yet know the full effects of the COVID-19 pandemic, which increases the difficulty in predicting future results of operations.
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
The market for cybersecurity solutions is fragmented, intensely competitive and constantly evolving. We compete with a range of established and emerging cybersecurity software and services vendors, as well as homegrown solutions. Our competitors include: vulnerability management and assessment vendors, including Qualys and Rapid7; diversified security software and services vendors; endpoint security vendors with nascent vulnerability assessment capabilities, including Tanium and CrowdStrike; and providers of point solutions that compete with some of the features present in our solutions. We also compete against internally-developed efforts that often use open source solutions.
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
From the three months ended March 31, 2020 to the three months ended March 31, 2021, our revenue grew from $102.6 million to $123.2 million, representing year over year growth of 20%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
Our enterprise platform offerings, Tenable.io, Tenable.sc and Tenable.ot, must interoperate with our customers’ existing network and security infrastructure, including remote devices. These complex systems are developed, delivered and maintained by the customer, their employees and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure, including remote devices, have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security offerings to customers with highly complex and customized networks, including remote devices, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure, new usage trends, such as remote work during the COVID-19 pandemic, or new industry standards or protocols are introduced, we may have to update or enhance our cloud platform and our other solutions to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.
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
Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliable and accurate performance of our solutions, infrastructure and third-party suppliers. If we experience performance problems, or if our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, or if they contain undetected errors or defects, or if our third party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers' data or systems, our brand and reputation could be harmed.
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
We have experienced errors or defects in the past in connection with the release of new solutions and product upgrades, and we expect that these errors or defects will be found from time to time in the future in new or enhanced solutions after commercial release. In addition, we use third parties to assist in the development of our products and these third parties could be a source of errors or defects. Defects may cause our solutions to be vulnerable to attacks, cause them to fail to detect vulnerabilities, or temporarily interrupt customers’ networking traffic or operational technology environments, any of which may damage our customers’ business and could hurt our reputation. If our solutions fail to detect vulnerabilities for any reason, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions may harm our business and operating results.
Computer malware, viruses, social engineering (phishing attacks), threats from insiders, and increasingly, threats from bad actors and advanced new attacks against information systems increase risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Because the techniques used to obtain unauthorized access, insert malicious code or other otherwise sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to implement adequate preventative measures or timely discover these intrusions. An actual or perceived security breach or theft of the sensitive data of ours, one of our customers or partners, regardless of whether the breach is attributable to the failure of our solutions or employee error, could adversely affect the market’s perception of our brand and our offerings and subject us to legal claims.
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
Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in November 2020. Effective on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the three months ended March 31, 2021 and 2020, we derived 92% and 91%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 41% and 43% of our revenue in the three months ended March 31, 2021 and 2020, respectively, and 41% of our accounts receivable as of March 31, 2021. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of the COVID-19 pandemic, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 41% and 38% of our revenue in the three months ended March 31, 2021 and 2020, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
•increased management, infrastructure and legal costs associated with having international operations;
•reliance on channel partners;
•trade and foreign exchange restrictions, including potential changes in trade relations arising from policy initiatives;
•economic or political instability in foreign markets, including instability related to the United Kingdom’s recent exit from the European Union and the corresponding impact on its ongoing legal, political, and economic relationship with the European Union;
•travel restrictions resulting from the COVID-19 pandemic, including restrictions on U.S. travelers entering some foreign countries;

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
•costs associated with language localization of our solutions; and
•costs of compliance with multiple and possibly overlapping tax structures and regimes.
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
Our corporate headquarters are located in Columbia, Maryland. The area around Washington, D.C. could be subject to terrorist attacks. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. Substantially all of our employees have been working remotely due to the COVID-19 pandemic, which may pose additional security risks. In the event of a major hurricane, earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic, such as the COVID-19 pandemic, that impacts our corporate headquarters, other facilities, or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

Recent and future acquisitions could disrupt our business and adversely affect our business operations and financial results.
We have in the past acquired products, technologies and businesses from other parties, and we may choose to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions involve many risks, including the following:
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
As of March 31, 2021, we had 21 issued patents and 13 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business. as well as proposed changes to the U.S. corporate income tax rate and capital gains tax rates;
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
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect a modified territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act, or changes proposed or implemented by the new U.S. administration or otherwise, could materially affect our tax obligations and effective tax rate.
In addition, forecasts of our income tax position and effective tax rate for financial accounting purposes are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses and tax expense by jurisdiction. If the mix of profits and losses, our ability to use assets and attributes, our assessment of the need for valuation allowances, effective tax rates by jurisdiction or other factors are different than those estimated, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of business, financial condition and results of operations.
We currently collect and remit sales and use, value added and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of the amount of taxes owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions. A successful assertion that we are required to pay additional taxes in connection with sales of our solutions, or the imposition of new laws or regulations or the interpretation of existing laws and regulations requiring the payment of additional taxes, would create increased costs and administrative burdens for us. If we are subject to additional taxes and determine to offset such increased costs by collecting and remitting such taxes from our customers, or otherwise passing those costs through to our customers, companies may be discouraged from using our solutions. Any increased tax burden may decrease our ability or willingness to compete in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past or future sales or otherwise harm our business and operating results.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2020 we had U.S. federal, state and foreign NOLs, of $254.7 million, $188.5 million, and $209.8 million, respectively, available to offset future taxable income, some of which begin to expire in 2030. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.

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
10.1
Share Purchase Agreement, dated as of February 10, 2021, by and among Tenable Network Security Ireland Limited, Alsid SAS, the shareholders and warrantholders of Alsid identified in the Purchase Agreement or joined to the Purchase Agreement pursuant to a joinder agreement, and Shareholder Representative Services LLC, as the representative of Alsid’s shareholders and warrantholders thereunder.
Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 10, 2021
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	April 29, 2021	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	April 29, 2021	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)