Form 10-Q
period 2021-06-30
Tenable Holdings, Inc.
filed 2021-08-02
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2021
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
6100 Merriweather Drive, Columbia, Maryland 21044
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of July 26, 2021 was 106,578,737.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$135,927	$178,223
Short-term investments	125,111	113,623
Accounts receivable (net of allowance for doubtful accounts of $240 and $261 at June 30, 2021 and December 31, 2020, respectively)	100,483	115,342
Deferred commissions	32,686	32,143
Prepaid expenses and other current assets	42,255	44,462
Total current assets	436,462	483,793
Property and equipment, net	37,407	38,920
Deferred commissions (net of current portion)	45,811	46,733
Operating lease right-of-use assets	37,299	39,426
Acquired intangible assets, net	42,610	13,193
Goodwill	126,705	54,414
Other assets	18,473	14,110
Total assets	$744,767	$690,589

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,992	$5,731
Accrued compensation	35,901	35,509
Deferred revenue	334,106	328,819
Operating lease liabilities	5,355	3,815
Other current liabilities	274	1,028
Total current liabilities	387,628	374,902
Deferred revenue (net of current portion)	110,768	105,691
Operating lease liabilities (net of current portion)	52,028	54,529
Other liabilities	8,888	4,802
Total liabilities	559,312	539,924

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 106,510 and 103,715 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	1,065	1,037
Additional paid-in capital	811,644	757,470
Accumulated other comprehensive (loss) income	(16)	10
Accumulated deficit	(627,238)	(607,852)
Total stockholders’ equity	185,455	150,665
Total liabilities and stockholders’ equity	$744,767	$690,589
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$130,259	$107,209	$253,448	$209,857
Cost of revenue	26,425	19,142	48,498	37,843
Gross profit	103,834	88,067	204,950	172,014
Operating expenses:
Sales and marketing	65,678	55,443	124,313	115,298
Research and development	28,201	25,310	55,039	52,141
General and administrative	21,836	17,879	43,281	36,812
Total operating expenses	115,715	98,632	222,633	204,251
Loss from operations	(11,881)	(10,565)	(17,683)	(32,237)
Interest (expense) income, net	(42)	455	(70)	1,189
Other expense, net	(471)	(298)	(537)	(1,258)
Loss before income taxes	(12,394)	(10,408)	(18,290)	(32,306)
(Benefit) provision for income taxes	(756)	1,552	1,096	2,631
Net loss	$(11,638)	$(11,960)	$(19,386)	$(34,937)

Net loss per share, basic and diluted	$(0.11)	$(0.12)	$(0.18)	$(0.35)
Weighted-average shares used to compute net loss per share, basic and diluted	105,869	100,209	105,203	99,532
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(11,638)	$(11,960)	$(19,386)	$(34,937)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(24)	(14)	(26)	99
Other comprehensive (loss) income	(24)	(14)	(26)	99
Comprehensive loss	$(11,662)	$(11,974)	$(19,412)	$(34,838)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at March 31, 2021	105,513	$1,055	$786,476	$8	$(615,600)	$171,939
Exercise of stock options	605	6	4,683	—	—	4,689
Vesting of restricted stock units	392	4	(4)	—	—	—
Stock-based compensation	—	—	20,489	—	—	20,489
Other comprehensive loss	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(11,638)	(11,638)
Balance at June 30, 2021	106,510	$1,065	$811,644	$(16)	$(627,238)	$185,455

Balance at December 31, 2020	103,715	$1,037	$757,470	$10	$(607,852)	$150,665
Exercise of stock options	1,212	12	8,692	—	—	8,704
Vesting of restricted stock units	1,184	12	(12)	—	—	—
Issuance of common stock under employee stock purchase plan	399	4	8,042	—	—	8,046
Stock-based compensation	—	—	37,452	—	—	37,452
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(19,386)	(19,386)
Balance at June 30, 2021	106,510	$1,065	$811,644	$(16)	$(627,238)	$185,455

Balance at March 31, 2020	100,003	$1,000	$687,311	$163	$(588,098)	$100,376
Exercise of stock options	959	10	6,986	—	—	6,996
Vesting of restricted stock units	165	1	(1)	—	—	—
Stock-based compensation	—	—	15,770	—	—	15,770
Other comprehensive loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(11,960)	(11,960)
Balance at June 30, 2020	101,127	$1,011	$710,066	$149	$(600,058)	$111,168

Balance at December 31, 2019	98,587	$986	$662,990	$50	$(565,121)	$98,905
Exercise of stock options	1,594	16	10,958	—	—	10,974
Vesting of restricted stock units	568	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	378	4	7,303	—	—	7,307
Stock-based compensation	—	—	28,820	—	—	28,820
Other comprehensive income	—	—	—	99	—	99
Net loss	—	—	—	—	(34,937)	(34,937)
Balance at June 30, 2020	101,127	$1,011	$710,066	$149	$(600,058)	$111,168
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(19,386)	$(34,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,807	5,268
Stock-based compensation	37,421	28,701
Other	(268)	606
Changes in operating assets and liabilities:
Accounts receivable	18,985	13,512
Prepaid expenses and other assets	5,077	7,173
Accounts payable, accrued expenses and accrued compensation	985	(8,297)
Deferred revenue	6,665	2,182
Other current and noncurrent liabilities	(1,126)	7,283
Net cash provided by operating activities	55,160	21,491

Cash flows from investing activities:
Purchases of property and equipment	(2,595)	(11,004)
Purchases of short-term investments	(87,624)	(91,908)
Sales and maturities of short-term investments	76,000	124,675
Business combination, net of cash acquired	(98,489)	—
Net cash (used in) provided by investing activities	(112,708)	21,763

Cash flows from financing activities:
Proceeds from loan agreement	—	2,000
Proceeds from stock issued in connection with the employee stock purchase plan	8,046	7,307
Proceeds from the exercise of stock options	8,704	10,974
Other financing activities	(5)	(8)
Net cash provided by financing activities	16,745	20,273
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,463)	(1,463)
Net (decrease) increase in cash and cash equivalents and restricted cash	(42,266)	62,064
Cash and cash equivalents and restricted cash at beginning of period	178,463	74,665
Cash and cash equivalents and restricted cash at end of period	$136,197	$136,729

Supplemental disclosure of cash flow information:
Cash paid for interest	$150	$16
Cash paid for income taxes, net of refunds	3,553	2,728
Supplemental cash flow information related to leases:
Cash payments for operating leases	$2,555	$2,595
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
The results for the six months ended June 30, 2021 are not necessarily indicative of the operating results expected for the year ending December 31, 2021 or any other future period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions, the useful lives of long-lived assets, the fair value of acquired intangible assets and deferred revenue, the valuation of stock-based compensation, including the estimated underlying fair value of our common stock prior to our IPO, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ significantly from these estimates.
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the six months ended June 30, 2021, there were no material changes to our significant accounting policies other than those described below.
Revenue Recognition
Subscription Revenue
Subscription arrangements generally have annual or multi-year contractual terms and allow customers to use our software or cloud solutions. For our software subscriptions that are dependent on ongoing software updates and the ability to identify the latest cybersecurity vulnerabilities, revenue is recognized ratably over the subscription term given the critical utility provided by the ongoing updates that are released through the contract period. For our software where the critical utility does not depend on ongoing updates, we separate the software license from the maintenance and support. We recognize revenue attributable to the license at the time of delivery and the revenue attributable to the maintenance and support ratably over the contract period.

Investments
We classify investments with original maturities of less than 90 days as cash and cash equivalents. Investments with original maturities greater than 90 days, including those we do not currently intend on selling within the next twelve months, are classified as short-term investments as they are available for use in our operations.
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
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Subscription revenue	$114,167	$92,010	$221,569	$178,400
Perpetual license and maintenance revenue	12,567	12,179	24,972	25,598
Professional services and other revenue	3,525	3,020	6,907	5,859
Revenue	$130,259	$107,209	$253,448	$209,857
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 92% of revenue through our channel network in the three and six months ended June 30, 2021 and 91% of revenue in the three and six months ended June 30, 2020. One of our distributors accounted for 40% of revenue in the three and six months ended June 30, 2021 and 43% of revenue in the three and six months ended June 30, 2020. That same distributor accounted for 37% and 41% of accounts receivable at June 30, 2021 and December 31, 2020, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, we recognized revenue of $119.0 million, $99.5 million, $210.5 million and $175.0 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At June 30, 2021, the future estimated revenue related to unsatisfied performance obligations was $461.6 million, of which approximately 75% is expected to be recognized as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the four years thereafter.

Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$77,300	$70,742	$78,876	$72,265
Capitalization of contract acquisition costs	10,222	8,892	17,446	15,013
Amortization of deferred contract acquisition costs	(9,025)	(7,866)	(17,825)	(15,510)
Ending balance	$78,497	$71,768	$78,497	$71,768
3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	June 30, 2021
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$47,682	$—	$—	$47,682
Total cash equivalents	$47,682	$—	$—	$47,682

Short-term investments
Commercial paper	$79,725	$—	$—	$79,725
Corporate bonds	12,682	1	(1)	12,682
Supranational bonds	13,198	—	(11)	13,187
U.S. Treasury and agency obligations	19,522	2	(7)	19,517
Total short-term investments	$125,127	$3	$(19)	$125,111

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$44,153	$—	$—	$44,153
Commercial paper	4,500	—	—	4,500
Total cash equivalents	$48,653	$—	$—	$48,653

Short-term investments
Commercial paper	$71,425	$—	$—	$71,425
Corporate bonds	4,502	3	—	4,505
U.S. Treasury and agency obligations	37,686	7	—	37,693
Total short-term investments	$113,613	$10	$—	$113,623

The contractual maturities of our short-term investments are as follows:

	June 30, 2021
(in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$102,583	$102,584
Due between one and two years	22,544	22,527
Total short-term investments	$125,127	$125,111
At June 30, 2021, cash and cash equivalents included $5.8 million of restricted cash primarily related to collateral for our outstanding letters of credit. At December 31, 2020, cash and cash equivalents included $0.4 million of restricted cash related to collateral for a lease and credit card deposits. At June 30, 2021 and December 31, 2020, cash and cash equivalents excluded $0.3 million and $0.2 million, respectively, of restricted cash related to an account established as collateral for a lease arrangement, which is included in other assets on the consolidated balance sheets.
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$47,682	$—	$—	$47,682
Total cash equivalents	$47,682	$—	$—	$47,682

Short-term investments
Commercial paper	$—	$79,725	$—	$79,725
Corporate bonds	—	12,682	—	12,682
Supranational bonds	—	13,187	—	13,187
U.S. Treasury and agency obligations	—	19,517	—	19,517
Total short-term investments	$—	$125,111	$—	$125,111

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$44,153	$—	$—	$44,153
Commercial paper	—	4,500	—	4,500
Total cash equivalents	$44,153	$4,500	$—	$48,653

Short-term investments
Commercial paper	$—	$71,425	$—	$71,425
Corporate bonds	—	4,505	—	4,505
U.S. Treasury and agency obligations	—	37,693	—	37,693
Total short-term investments	$—	$113,623	$—	$113,623
We did not have any liabilities measured and recorded at fair value at June 30, 2021 or December 31, 2020.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Computer software and equipment	$24,677	$22,930
Furniture and fixtures	6,033	6,011
Leasehold improvements	27,229	26,210
Right-of-use assets under finance leases	1,344	1,571
Total	59,283	56,722
Less: accumulated depreciation and amortization	(21,876)	(17,802)
Property and equipment, net	$37,407	$38,920
Depreciation and amortization related to property and equipment was $2.5 million, $2.0 million, $4.7 million and $4.0 million in the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, respectively.
6. Acquisition, Goodwill and Acquired Intangible Assets
Business Combination
In April 2021, we acquired Alsid SAS ("Alsid"), which expanded our product offerings to include active directory security. Active directory is the basis for managing user permissions across on-premises and hybrid cloud deployments and is foundational to the security of cloud workloads, security remote work, and adopting zero trust architectures. Through a share purchase agreement, we acquired 100% of Alsid's equity in exchange for cash consideration of $98.5 million, net of cash acquired of $3.3 million.
When determining the fair value of assets acquired and liabilities assumed, a non-recurring level 3 fair value measurement, we make estimates and assumptions, especially with respect to intangible assets such as our identified acquired technology and trade name intangible assets. We determined the fair value of our acquired technology using the multi-period excess earnings method, a form of the income approach. Estimates in valuing identifiable intangible assets include, but are not limited to, projected revenue growth rates, future expected operating expenses, obsolescence projections and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. We are still finalizing the allocation of the purchase price, which may change as additional information becomes available related to acquired intangible assets, deferred revenue, income taxes and any working capital adjustments.
The cash consideration, net of cash acquired, was preliminarily allocated as follows:

(in thousands)
Accounts receivable	$4,105
Prepaid expenses and other assets	2,304
Intangible assets	31,400
Goodwill	72,291
Accounts payable, accrued expenses and accrued compensation	(3,794)
Deferred revenue	(3,699)
Deferred tax liabilities, net	(4,118)
Total purchase price allocation	$98,489
Acquired intangible assets and their estimated useful lives at the date of acquisition are as follows:

	Intangible Assets
(dollars in thousands)	Cost	Estimated Useful Life
Acquired technology	$31,300	7 years
Trade name	100	1 year
Acquired intangible assets	$31,400
The results of operations of Alsid are included in our consolidated statements of operations from the acquisition date and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statements of operations.
In general and administrative expense, we recognized $1.5 million and $3.7 million in acquisition-related transaction costs in the three and six months ended June 30, 2021, respectively.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2020	$54,414
Acquired goodwill	72,291
Balance at June 30, 2021	$126,705
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling new capabilities from Alsid to our customers. None of the acquired goodwill is tax deductible.

Acquired intangible assets subject to amortization are as follows:

	June 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$48,625	$(6,138)	$42,487	$17,325	$(4,224)	$13,101
Trade name	300	(177)	123	200	(108)	92
	$48,925	$(6,315)	$42,610	$17,525	$(4,332)	$13,193
Amortization of acquired intangible assets was $1.4 million, $0.6 million, $2.0 million and $1.2 million in the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 6.4 years.
At June 30, 2021, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2021(1)	$3,435
2022	6,718
2023	6,686
2024	6,686
2025	6,686
Thereafter	12,399
Total	$42,610
_______________
(1)    Represents the six months ending December 31, 2021.
7. Leases
We have operating leases for office facilities and finance leases for office equipment. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$1,907	$2,327	$3,776	$4,811

Finance lease cost
Amortization of ROU assets	$2	$76	$4	$186
Interest on lease liabilities	2	1	3	3
Total finance lease cost	$4	$77	$7	$189
Rent expense for short-term leases in the three and six months ended June 30, 2021 and 2020 was not material.
Supplemental information related to leases was as follows:

	June 30, 2021	December 31, 2020
Operating leases
Weighted average remaining lease term	9.9 years	10.0 years
Weighted average discount rate	5.6%	5.6%

In the three and six months ended June 30, 2021, we did not obtain any right of use assets in exchange for lease liabilities. During the three and six months ended June 30, 2020, we obtained $0.7 million of right of use assets related to operating lease liabilities.
Maturities of operating lease liabilities at June 30, 2021 were as follows:

(in thousands)
Year ending December 31,
2021(1)	$1,419
2022	8,017
2023	7,689
2024	7,843
2025	7,405
Thereafter	44,499
Total lease payments	76,872
Less: Imputed interest	(19,489)
Total	$57,383
_______________
(1)    Represents the six months ending December 31, 2021.
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
During the six months ended June 30, 2021, there were no amounts outstanding under our 2020 Credit Facility. At June 30, 2021, we were in compliance with the financial covenant and our borrowing capacity was reduced by $5.5 million related to standby letters of credit.
In July 2021, the 2020 Credit Facility was terminated. See Note 13 for additional information.
9. Stock-Based Compensation
At June 30, 2021, there were 20,239,030 shares available for grant under our 2018 Equity Incentive Plan.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,202	$830	$2,139	$1,577
Sales and marketing	7,577	5,375	13,873	9,871
Research and development	5,176	3,893	9,332	6,841
General and administrative	6,514	5,568	12,077	10,412
Total stock-based compensation expense	$20,469	$15,666	$37,421	$28,701

At June 30, 2021, the unrecognized stock-based compensation expense related to unvested restricted stock units ("RSUs") was $196.9 million, which is expected to be recognized over an estimated remaining weighted average period of 3.1 years.
At June 30, 2021, the unrecognized stock-based compensation expense related to outstanding stock options was $6.0 million, which is expected to be recognized over an estimated remaining weighted average period of 0.9 years.
Restricted Stock and RSUs
A summary of our restricted stock and RSU activity is presented below:

	Restricted Stock		RSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	99	$4.25	4,490	$28.13
Granted	—	—	3,099	42.18
Vested	(99)	4.25	(1,184)	27.95
Forfeited	—	—	(353)	31.26
Unvested balance at June 30, 2021	—	—	6,052	35.18
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	9,441	$8.56	6.4	$412,547
Granted	—	—
Exercised	(1,212)	7.18		44,483
Forfeited/canceled	(28)	14.29
Outstanding at June 30, 2021	8,201	8.75	6.0	267,365
Exercisable at June 30, 2021	6,584	7.24	5.8	224,561
At June 30, 2021, there were 8.2 million stock options that were vested and expected to vest.
2018 Employee Stock Purchase Plan
At June 30, 2021, there were 6,587,717 shares reserved for issuance under our 2018 Employee Stock Purchase Plan ("2018 ESPP").
In the six months ended June 30, 2021, employees purchased 399,187 shares of our common stock at a weighted average price of $20.16 per share, resulting in $8.0 million of cash proceeds.
At June 30, 2021, there was $4.4 million of employee contributions to the 2018 ESPP included in accrued compensation. At June 30, 2021, the unrecognized stock-based compensation expense related to our 2018 ESPP was $2.6 million, which is expected to be recognized over an estimated weighted average period of 0.7 years.

The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

	Six Months Ended June 30,
	2021	2020
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	52.0% — 59.4%	41.6% — 47.9%
Risk-free interest rate	0.1%	0.8% — 0.9%
Expected dividend yield	—	—
As we now have sufficient history as a public company, in 2021 we began using the volatility of our common stock to calculate expected volatility. Previously, we used the volatility of the common stock of similar peer companies.
10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net loss	$(11,638)	$(11,960)	$(19,386)	$(34,937)

Weighted-average shares used to compute net loss per share, basic and diluted	105,869	100,209	105,203	99,532
Net loss per share, basic and diluted	$(0.11)	$(0.12)	$(0.18)	$(0.35)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	June 30,
(in thousands)	2021	2020
Stock options	8,201	11,058
RSUs	6,052	5,436
Shares to be issued under the 2018 ESPP	217	255
Restricted stock	—	297
Total	14,470	17,046
11. Income Taxes
In the three months ended June 30, 2021, the income tax benefit included a $1.1 million deferred tax benefit related to the Alsid acquisition, which was partially offset by income taxes in certain foreign jurisdictions in which we conduct business and the related withholding taxes on sales with customers.
Additionally, in the six months ended June 30, 2021, the provision for income taxes was impacted by discrete items, including $2.8 million of current expense from the restructuring of our research and development operations in Israel, partially offset by $2.6 million of discrete benefits, primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes.
12. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
The Americas	$84,462	$71,946	$165,057	$141,260
Europe, Middle East and Africa	31,947	24,642	61,213	48,192
Asia Pacific	13,850	10,621	27,178	20,405
Revenue	$130,259	$107,209	$253,448	$209,857
Customers located in the United States accounted for 59%, 61%, 59% and 62% of revenue in the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	June 30, 2021	December 31, 2020
United States	$34,249	$35,406
International	3,158	3,514
Property and equipment, net	$37,407	$38,920
13. Subsequent Events
Term Loan
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of a $375.0 million senior secured term loan facility ("Term Loan") and a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a $15.0 million letter of credit sublimit. The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan will amortize at 1% per annum in equal quarterly installments, starting in March 2022 until the final maturity date on July 7, 2028. The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. We will pay a commitment fee during the term of the Credit Agreement ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. Since the closing date, there have been no amounts outstanding under the Revolving Credit Facility.
In connection with the Credit Agreement, we terminated the 2020 Credit Facility, which included the release of all related guarantees and liens.
Commitments
In July 2021, we entered into a contract with Amazon Web Services, Inc. for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years 1, 2 and 3, respectively, for a total spend of $140.6 million.

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
In April 2021, we acquired Alsid SAS, a leader in securing Active Directory, for a purchase price of $98.5 million.
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
Our enterprise platform offerings also include:
•Tenable.ot - our solution that provides threat detection and mitigation, asset tracking, vulnerability management, and configuration control capabilities to protect operational technology, or OT, environments, including industrial networks.
•Tenable.ad - our solution to secure Active Directory environments by enabling users to find and fix existing weaknesses and detect ongoing attacks in real time without the need to deploy agents or use privileged accounts.
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
There have been more than 2.5 million cumulative unique downloads of Nessus Essentials, which refers to an individual email address utilized to register for the use of the product. We believe that the cumulative number of unique downloads of the free version of Nessus is representative of our brand recognition among cybersecurity professionals and that continued growth in this number suggests broader awareness among potential customers. While we believe that the cumulative number of unique downloads may provide an indication of the growth and scale of our thought leadership and brand awareness, we do not expect this metric to necessarily correlate to future revenue growth opportunities, and we do not consider this metric a measure of our operating performance.
Revenue in the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020 was $130.3 million, $107.2 million, $253.4 million and $209.9 million, respectively, representing year-over-year growth of 22% and 21% in the quarterly and year-to-date periods, respectively. Our recurring revenue, which includes revenue from subscription arrangements for software and cloud-based solutions and maintenance associated with perpetual licenses, represented 94% of revenue in the three and six months ended June 30, 2021 and 93% of revenue in the three and six months ended June 30, 2020. Our net loss in the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020 was $11.6 million, $12.0 million, $19.4 million and $34.9 million, respectively, as we continue to invest in our business and market opportunity. Our cash flows from operating activities were $16.5 million, $17.0 million, $55.2 million and $21.5 million in the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, respectively.
COVID-19 Update
We continue to monitor the impact of the COVID-19 pandemic on our customers, partners, employees and service providers. While we have not seen a significant adverse impact on our business from the pandemic, the extent to which it will impact our business and operations will depend on future developments that are highly uncertain. We have resumed limited business travel and adopted a hybrid work environment, which we expect will lead to additional costs. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the "Liquidity and Capital Resources" section below and “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Financial Highlights
Below are our key financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$130,259	$107,209	$253,448	$209,857
Loss from operations	(11,881)	(10,565)	(17,683)	(32,237)
Net loss	(11,638)	(11,960)	(19,386)	(34,937)
Net loss per share, basic and diluted	(0.11)	(0.12)	(0.18)	(0.35)
Net cash provided by operating activities	16,535	16,999	55,160	21,491
Purchases of property and equipment	(1,534)	(10,390)	(2,595)	(11,004)
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
Our dollar-based net expansion rate for the three months ended June 30, 2021 exceeded 110% on an LTM basis. Our dollar-based net expansion rate may fluctuate from quarter to quarter if our existing customers choose to reduce or delay technology spending in response to economic conditions resulting from the COVID-19 pandemic, or as a result of a number of other factors, including our existing customers' satisfaction with our solutions, the pricing of our solutions and the ability of competing solutions and the pricing thereof.
We have recently utilized an alternative dollar-based net expansion rate to assess our ability to expand sales with existing customers and evaluate the performance of our sales team. This alternative dollar-based net expansion rate is based on the methodology described above, but excludes the annual contract value of prior period multiyear sales from ARR in the numerator and the denominator of the calculation. We believe this methodology more closely aligns with the renewal and expansion goals established for our sales team, because it measures net expansion by customers with contracts up for renewal during the period. Applying this methodology would have increased the dollar-based net expansion rate by two to five percentage points for each of the fiscal quarters in 2020 and both fiscal quarters in 2021.
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$130,259	$107,209	$253,448	$209,857
Add: Deferred revenue (current), end of period	334,106	274,953	334,106	274,953
Less: Deferred revenue (current), beginning of period(1)	(327,569)	(270,916)	(331,275)	(274,348)
Calculated current billings	$136,796	$111,246	$256,279	$210,462
_______________
(1)    Deferred revenue (current), beginning of period for the three and six months ended June 30, 2021 includes $2.5 million related to Alsid's deferred revenue at the acquisition date, which is not included in the deferred revenue, current balance at March 31, 2021 or December 31, 2020.
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

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$16,535	$16,999	$55,160	$21,491
Purchases of property and equipment	(1,534)	(10,390)	(2,595)	(11,004)
Free cash flow(1)	$15,001	$6,609	$52,565	$10,487
_______________
(1)    Free cash flow for the periods presented was impacted by:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Employee stock purchase plan activity	$3.1	$3.3	$(1.9)	$(0.4)
Acquisition-related expenses	(1.6)	—	(3.3)	(0.7)
Tax payment on intra-entity asset transfer	—	—	2.8	—
Proceeds from lease incentives	—	8.6	—	8.6
Capital expenditures related to new headquarters	(0.6)	(9.7)	(0.8)	(9.8)
Free cash flow for the three and six months ended June 30, 2021 was benefited by approximately $5 million and $10 million, respectively, as a result of the accelerated timing of payments for insurance, professional fees and rent in the three months ended December 31, 2020.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended June 30,
	2021	2020	Change (%)
Number of new enterprise platform customers added in period(1)(2)	490	341	44%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io, Tenable.sc, Tenable.ad or Tenable.ot for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.
(2)    The number of new enterprise platform customers added in the three months ended June 30, 2021 includes 91 legacy Alsid customers.

	At June 30,
	2021	2020	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	933	715	30%
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income (loss) from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Loss from operations	$(11,881)	$(10,565)	$(17,683)	$(32,237)
Stock-based compensation	20,469	15,666	37,421	28,701
Acquisition-related expenses	1,542	—	3,700	339
Amortization of acquired intangible assets	1,404	578	1,983	1,157
Non-GAAP income (loss) from operations	$11,534	$5,679	$25,421	$(2,040)

Operating margin	(9)%	(10)%	(7)%	(15)%
Non-GAAP operating margin	9%	5%	10%	(1)%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income (loss) and non-GAAP earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2021	2020	2021	2020
Net loss	$(11,638)	$(11,960)	$(19,386)	$(34,937)
Stock-based compensation	20,469	15,666	37,421	28,701
Tax impact of stock-based compensation(1)	(480)	437	(484)	635
Acquisition-related expenses(2)	1,542	—	3,700	339
Tax impact of acquisition(3)	(1,137)	—	(1,137)	—
Amortization of acquired intangible assets(2)	1,404	578	1,983	1,157
Tax impact of intra-entity asset transfer(4)	—	—	2,808	—
Non-GAAP net income (loss)	$10,160	$4,721	$24,905	$(4,105)

Net loss per share, diluted	$(0.11)	$(0.12)	$(0.18)	$(0.35)
Stock-based compensation	0.19	0.16	0.36	0.29
Tax impact of stock-based compensation(1)	—	—	—	0.01
Acquisition-related expenses(2)	0.02	—	0.03	—
Tax impact of acquisition(3)	(0.01)	—	(0.01)	—
Amortization of acquired intangible assets(2)	0.01	0.01	0.02	0.01
Tax impact of intra-entity asset transfer(4)	—	—	0.02	—
Adjustment to diluted earnings per share(5)	(0.01)	(0.01)	(0.02)	—
Non-GAAP earnings (loss) per share, diluted	$0.09	$0.04	$0.22	$(0.04)

Weighted-average shares used to compute GAAP net loss per share, diluted	105,869	100,209	105,203	99,532

Weighted-average shares used to compute non-GAAP earnings (loss) per share, diluted(6)	113,869	108,587	113,905	99,532
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for the applicable tax jurisdictions.
(2)    The tax impact of acquisition-related expenses and amortization of acquired intangible assets is not material.
(3)    The tax impact of the Alsid acquisition includes a $1.1 million deferred tax benefit.
(4)    The tax impact of the intra-entity asset transfer is related to the internal restructuring of Indegy, resulting in a current tax payment based on the applicable Israeli tax rate.
(5)    An adjustment may be necessary to reconcile GAAP net loss per share, which excludes potentially dilutive shares, to non-GAAP earnings per share, which includes potentially dilutive shares.
(6)    In periods in which there is a non-GAAP net loss, basic and diluted weighted average shares outstanding are the same, as potentially dilutive shares would be antidilutive.
Components of Our Results of Operations
Revenue
We generate revenue from subscription arrangements for our software and cloud-based solutions, perpetual licenses, maintenance associated with perpetual licenses and professional services.
Our subscription arrangements generally have annual or multi-year contractual terms to use our software or cloud-based solutions, including ongoing software updates during the contractual period. For our software subscriptions that are dependent on ongoing software updates and the ability to identify the latest cybersecurity vulnerabilities, revenue is recognized ratably over the subscription term given the critical utility provided by the ongoing updates that are released through the contract period. For our software where the critical utility does not depend on ongoing updates, we separate the software license from the maintenance and support. We recognize revenue attributable to the license at the time of delivery and the revenue attributable to the maintenance and support ratably over the contract period.
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
(Benefit) Provision for Income Taxes
(Benefit) provision for income taxes consists of income taxes in certain foreign jurisdictions in which we conduct business and the related withholding taxes on sales with customers. We have recorded deferred tax assets for which a full valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.
In the three months ended June 30, 2021, the income tax benefit included a $1.1 million deferred tax benefit related to the Alsid acquisition, which was partially offset by income taxes in certain foreign jurisdictions in which we conduct business and the related withholding taxes on sales with customers.
Additionally, in the six months ended June 30, 2021, the provision for income taxes was impacted by discrete items, including $2.8 million of current expense from the restructuring of our research and development operations in Israel, partially offset by $2.6 million of discrete benefits, primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes.
Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$130,259	$107,209	$253,448	$209,857
Cost of revenue(1)	26,425	19,142	48,498	37,843
Gross profit	103,834	88,067	204,950	172,014
Operating expenses:
Sales and marketing(1)	65,678	55,443	124,313	115,298
Research and development(1)	28,201	25,310	55,039	52,141
General and administrative(1)	21,836	17,879	43,281	36,812
Total operating expenses	115,715	98,632	222,633	204,251
Loss from operations	(11,881)	(10,565)	(17,683)	(32,237)
Interest (expense) income, net	(42)	455	(70)	1,189
Other expense, net	(471)	(298)	(537)	(1,258)
Loss before income taxes	(12,394)	(10,408)	(18,290)	(32,306)
(Benefit) provision for income taxes	(756)	1,552	1,096	2,631
Net loss	$(11,638)	$(11,960)	$(19,386)	$(34,937)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,202	$830	$2,139	$1,577
Sales and marketing	7,577	5,375	13,873	9,871
Research and development	5,176	3,893	9,332	6,841
General and administrative	6,514	5,568	12,077	10,412
Total stock-based compensation expense	$20,469	$15,666	$37,421	$28,701

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue
The following table presents the increase in revenue:

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Subscription revenue	$114,167	$92,010	$22,157	24%
Perpetual license and maintenance revenue	12,567	12,179	388	3%
Professional services and other revenue	3,525	3,020	505	17%
Revenue	$130,259	$107,209	$23,050	22%
U.S. revenue increased $10.9 million, or 17%. International revenue increased $12.2 million, or 29%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Cost of revenue	$26,425	$19,142	7,283	38%
Gross profit	103,834	88,067	15,767	18%
Gross margin	80%	82%
The increase in cost of revenue of $7.3 million was primarily due to:
•a $5.0 million increase in third-party cloud infrastructure costs associated with investments in our cloud platform;
•a $0.8 million increase in personnel costs, including a $0.4 million increase in stock-based compensation;
•a $0.8 million increase in amortization of intangible assets due to intangible assets acquired in the period; and
•a $0.4 million increase in professional fees.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Sales and marketing	$65,678	$55,443	$10,235	18%
The increase in sales and marketing expense of $10.2 million was primarily due to:
•a $3.7 million increase in personnel costs largely associated with an increase in headcount, including a $2.2 million increase in stock-based compensation;
•a $3.2 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $2.0 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions; and
•a $1.4 million increase in selling expenses, including travel and meeting costs and the costs of software subscriptions; partially offset by
•a $0.2 million decrease in allocated overhead costs.

Research and Development

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Research and development	$28,201	$25,310	$2,891	11%
The increase in research and development expense of $2.9 million was primarily due to:
•a $2.0 million increase in personnel costs, including a $1.3 million increase in stock-based compensation; and
•a $0.6 million increase in third-party cloud infrastructure costs.
General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
General and administrative	$21,836	$17,879	$3,957	22%
The increase in general and administrative expense of $4.0 million was primarily due to:
•a $1.8 million increase in personnel costs largely associated with an increase in headcount and including a $0.9 million increase in stock-based compensation;
•a $1.5 million increase in acquisition-related costs; and
•a $0.5 million increase in professional fees.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue
The following table presents the increase in revenue:

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Subscription revenue	$221,569	$178,400	$43,169	24%
Perpetual license and maintenance revenue	24,972	25,598	(626)	(2)%
Professional services and other revenue	6,907	5,859	1,048	18%
Revenue	$253,448	$209,857	$43,591	21%
U.S. revenue increased $20.5 million, or 16%. International revenue increased $23.1 million, or 29%.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Cost of revenue	$48,498	$37,843	$10,655	28%
Gross profit	204,950	172,014	32,936	19%
Gross margin	81%	82%
The increase in cost of revenue of $10.7 million was primarily due to:
•a $7.2 million increase in third-party cloud infrastructure costs associated with investments in our cloud platform;
•a $1.8 million increase in personnel costs primarily due to support for cloud-based products;
•a $0.8 million increase in amortization of intangible assets due to intangible assets acquired in the period; and
•a $0.6 million increase in professional fees; partially offset by

•a $0.3 million decrease in allocated overhead.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Sales and marketing	$124,313	$115,298	$9,015	8%
The increase in sales and marketing expense of $9.0 million was primarily due to:
•a $4.4 million increase in personnel costs, primarily due to a $4.0 million increase in stock-based compensation;
•a $3.5 million increase in sales commissions, due to increased sales and the amortization of deferred commissions; and
•a $3.5 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts; partially offset by
•a $2.1 million decrease in selling expenses, including a $3.6 million decrease in travel and meeting costs; and
•a $0.5 million decrease in allocated overhead costs.
Research and Development

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Research and development	$55,039	$52,141	$2,898	6%
The increase in research and development expense of $2.9 million was primarily due to:
•a $3.3 million increase in personnel costs, primarily due to a $2.5 million increase in stock-based compensation; and
•a $1.0 million increase in third-party cloud infrastructure costs; partially offset by
•a $1.1 million decrease in travel and meeting costs; and
•a $0.5 million decrease in allocated overhead costs, primarily facilities costs.
General and Administrative

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
General and administrative	$43,281	$36,812	$6,469	18%
The increase in general and administrative expense of $6.5 million was primarily due to:
•a $3.4 million increase in acquisition-related expenses; and
•a $3.2 million increase in personnel costs, including a $1.7 million increase in stock-based compensation.
Liquidity and Capital Resources
At June 30, 2021, we had $135.9 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $125.1 million of short-term investments, which consisted of commercial paper, U.S. Treasury and agency obligations and corporate and supranational bonds.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $627.2 million at June 30, 2021.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At June 30, 2021, we had deferred revenue of $444.9 million, of which $334.1 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. In April 2021, we paid $98.5 million, net to acquire Alsid. We may in the future enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the six months ended June 30, 2021, we may not be able to sustain these cash flows in the near term. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales, marketing and international operating activities, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
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
Term Loan and Credit Facility
During the six months ended June 30, 2021, there were no amounts outstanding under our $45.0 million senior secured credit facility, or the 2020 Credit Facility. At June 30, 2021, we were in compliance with the financial covenant and our borrowing capacity was reduced by $5.5 million related to standby letters of credit.
In July 2021, we entered into a credit agreement, or the Credit Agreement, which is comprised of a $375.0 million senior secured term loan facility, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Credit Facility, with a $15.0 million letter of credit sublimit. The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan will amortize at 1% per annum in equal quarterly installments, starting in March 2022 until the final maturity date on July 7, 2028. The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. We will pay a commitment fee during the term of the Credit Agreement ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. Since the closing date, there have been no amounts outstanding under the Revolving Credit Facility.
In connection with the Credit Agreement, we terminated the 2020 Credit Facility, which included the release of all related guarantees and liens.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$55,160	$21,491
Net cash (used in) provided by investing activities	(112,708)	21,763
Net cash provided by financing activities	16,745	20,273
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,463)	(1,463)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(42,266)	$62,064
Operating Activities
In the six months ended June 30, 2021, net cash provided by operating activities was $55.2 million, which primarily consisted of our $19.4 million loss, adjusted for stock-based compensation expense of $37.4 million and depreciation and amortization of $6.8 million, as well as a net cash inflow of $30.6 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily related to a $19.0 million decrease in accounts receivable due to collections from customers, a $7.6 million decrease in prepaid expenses and a $6.7 million increase in deferred revenue.
In the six months ended June 30, 2020, net cash provided by operating activities was $21.5 million, which primarily consisted of our $34.9 million loss, adjusted for stock-based compensation expense of $28.7 million and depreciation and amortization of $5.3 million, as well as a net cash inflow of $21.9 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $13.5 million decrease in accounts receivable due to collections from customers and $8.6 million in proceeds from lease incentives, partially offset by a $5.3 million decrease in accrued compensation, which included quarterly bonuses and commissions earned in the fourth quarter of 2019 that were paid in the first quarter of 2020.
Investing Activities
Net cash used in investing activities increased by $134.5 million, primarily due to $98.5 million of cash paid for the Alsid acquisition and a $44.4 million decrease in sales and maturities, net of purchases, of short-term investments in commercial paper, U.S. Treasury and agency obligations, corporate bonds and supranational bonds, partially offset by a $9.0 million decrease in capital expenditures related to our new headquarters.
Financing Activities
Net cash provided by financing activities decreased by $3.5 million, primarily due to a $2.3 million decrease in the proceeds from the exercise of stock options and $2.0 million of loan proceeds that we received from the state of Maryland in 2020, partially offset by a $0.7 million increase in proceeds from the employee stock purchase plan.
Contractual Obligations
At June 30, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in our 10-K.

In July 2021, we entered into a contract with Amazon Web Services, Inc. for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years 1, 2 and 3, respectively, for a total spend of $140.6 million.
Off-Balance Sheet Arrangements
At June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
At June 30, 2021, we had $135.9 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $125.1 million of short-term investments, which consisted of commercial paper, U.S. treasury and agency securities and corporate and supranational bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
We did not had any borrowings under our $45.0 million 2020 Credit Facility since it was established in July 2020. In July 2021, we entered into the Term Loan, which has a variable interest rate. As the LIBOR rate in July 2021 was below the 0.50% floor, a one-half percentage point increase in the rate would not have a material impact on our financial statements in the six months ended December 31, 2021.
In July 2021, we also entered into the Revolving Credit Facility, which has a variable interest rate, but does not currently have any outstanding borrowings under this facility. Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021, future borrowings under our Term Loan and Revolving Credit Facility could be subject to reference rates other than LIBOR.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
We implemented business combination controls in connection with our acquisition of Alsid. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business, operations and financial performance could be adversely affected by the effects of the ongoing and evolving COVID-19 pandemic, and such effects could be material; however, as of June 30, 2021, we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic. The COVID-19 pandemic resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and in countries in which we operate that, among other things, directed individuals to follow social distancing guidelines and or to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. In response to public health directives and orders, we implemented work-from-home policies for our global workforce, including at our headquarters in Columbia, Maryland. As these restrictions have eased, we have begun to resume some activities, including limited business travel, and implemented hybrid work environments that permit in-person work at the option of the employee at certain of our global office locations, including at our headquarters. Re-opening our offices could expose our employees to health risks, and us to associated liability. We expect many employees to continue to work remotely or a hybrid of in-person and remote work, which presents risks, uncertainties and costs that could affect our performance, including operational and workplace culture challenges, uncertainty regarding office space needs and heightened vulnerability to cyber attacks.

Further developments in the COVID-19 pandemic could result in changes to our remote and hybrid work policies, and additional quarantines, shelter-in-place or similar government orders, shutdowns or other restrictions on the conduct of business operations which may adversely affect our business and our ability to generate sales of, and revenues from, our platform offerings. For example, since the onset of the COVID-19 pandemic substantially all of our field sales and other professional services were conducted remotely. As health and safety restrictions have eased, we have begun to permit in-person field sales and professional services activity in limited circumstances, and while we did not see a significant adverse impact from remote operations in our ability to attract, retain or upsell customers, we anticipate that our revenue growth could be adversely impacted by developments in the COVID-19 pandemic that negatively impact global economic conditions, including, for example, as a result of the tightening of health and safety restrictions in the United States or globally.
We also do not yet know the full effects of the ongoing COVID-19 pandemic on our partners, customers and service providers. Health concerns and political or governmental developments in response to COVID-19 could create or contribute to economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate. As a result, existing and potential customers have and may continue to choose to reduce or delay technology spending in response to the COVID-19 pandemic, or may attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results, financial condition and prospects. Because our platform offerings are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods, and such effects may be offset by temporary decreases in our expenses related to restrictions on the conduct of our business. We expect to incur additional costs as we resume business-related travel and return to the office, the timing and extent of which remains subject to ongoing developments in the COVID-19 pandemic.
The COVID-19 pandemic continues to rapidly evolve. The full extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-Q, such as the duration of the outbreak, the duration and effect of business disruptions, the ongoing effectiveness and widespread adoption of vaccines, both domestically and globally, the duration and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease, and the impact of new variants or mutations of the coronavirus, such as the Delta variant. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our partners and customers, or the global economy as a whole. Weak global economic conditions also may exacerbate the ongoing impact of the pandemic.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
We have a history of losses and may not achieve or maintain profitability in the future.
We have historically incurred net losses, including net losses of $19.4 million and $34.9 million in the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $627.2 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Further, we do not yet know the full effects of the COVID-19 pandemic, which increases the difficulty in predicting future results of operations.
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
From the six months ended June 30, 2020 to the six months ended June 30, 2021, our revenue grew from $209.9 million to $253.4 million, representing year over year growth of 21%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
We recognize substantially all of our revenue ratably over the terms of our subscriptions with customers, which generally occurs over a one-year period and, for our perpetual licenses, over a five-year expected period of benefit. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period, including as a result of the COVID-19 pandemic, may not be immediately reflected in our revenue results for that period. This decline, however, would negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. This also makes it difficult for us to rapidly increase our revenue growth through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.
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
Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliable and accurate performance of our solutions, infrastructure and third-party suppliers. If we experience performance problems as a result of security breaches of our systems or otherwise, or if our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, or if they contain undetected errors or defects, or if we or our third party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers' data or systems, our brand and reputation could be harmed.
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
In addition, if our solutions fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, including for remote devices, or if our solutions fail to identify new and increasingly complex methods of cyberattacks, our business and reputation may suffer. There is no guarantee that our solutions will detect all vulnerabilities, especially in light of the rapidly changing security landscape to which we must respond, including as a result of the increased remote work environment during the COVID-19 pandemic. Additionally, our solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, our solutions rely on information provided by an active community of users who contribute new exploits, attacks and vulnerabilities. If the information from these third parties is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings and adversely impact market acceptance of our products and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem.
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
We sell cybersecurity products and, as a result, may be at increased risk of being a target of cyber attacks designed to penetrate our platform or internal systems or to otherwise impede the performance of our products. We may be required to expend additional, significant resources, fundamentally change our business activities or practices, or modify our operations or information technology in an effort to protect against security breaches. Additionally, applicable data protection requirements may require us to implement specific security measures or use new or different industry-standard measures designed to protect against security breaches. Data protection requirements may also require us to notify relevant stakeholders of security breaches, including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies and others. Such disclosures are costly, and the disclosures or failure to comply with such requirements could lead to adverse impacts, including reputational harm or fines and penalties. There can be no assurance that any limitations or exclusions of liabilities in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with data protection requirements related to information security or security breaches. We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other impacts arising out of security breaches.

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
We are subject to stringent and changing privacy and data security laws, as well as contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. Compliance with, or the failure or perceived failure to comply with such obligations, could adversely affect our ability to conduct our business.

We, along with a significant number of our customers, vendors and other third parties upon whom we rely are subject to laws, rules, regulations, and industry standards related to data privacy and cyber security, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. For example, the General Data Protection Regulation, or GDPR, came into force in May 2018. The GDPR contains numerous requirements and changes from prior European Union, or EU, law, including more robust obligations on data processors and data controllers, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control over personal data by data subjects, such as the “right to be forgotten", increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Post-Brexit, the UK also issued its own similar version of the GDPR. We have an internal data privacy function that oversees and supervises our compliance with European and UK data protection regulations but, despite our efforts, we may fail, or be perceived to have failed, to comply. Further, local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU states.

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
The GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the EU does not deem to have adequate data protection legislation (such as the United States) without the use of an appropriate transfer mechanism. While we have taken steps to lawfully transfer personal data, such as implementing standard contractual clauses as appropriate, the efficacy and longevity of these mechanisms remains uncertain. For example, the European Court of Justice, or EJC, recently invalidated the use of the EU-US Privacy Shield, or the Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies like us that were self-certified under the Privacy Shield. The ECJ also called into question the use of the standard contractual clauses. As we are no longer able to rely on the Privacy Shield, if we are unable to implement a valid compliance mechanism for cross-border transfers of personal data, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from the EEA. Recently, the European Commission adopted new standard contractual clauses under the GDPR for personal data transfers from the EEA to outside of the EEA, and the European Data Protection Board also issued guidelines for companies to identify and implement appropriate supplementary measures, if applicable, for transferring personal data of European Union data subjects across borders. In connection with these developments, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and may need to implement additional security or other supplementary measures. If we elect to rely on the standard contractual clauses for data transfers, we may be required to expend significant time and resources to update our contractual arrangements and to comply with such obligations. Additionally, the new standard contractual clauses could be invalidated, which could require us to implement costly substitutions for the data transfers we undertake in order to perform our services or prevent such transfers entirely.

Additionally, the exit by the United Kingdom from the EU, or Brexit, took effect in January 2020, which will lead to further legislative and regulatory changes. The Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom. With the expiration of the transition period on December 31, 2020, companies will have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover, which exposes us to further compliance risk. While the European Commission recently adopted an adequacy decision for the UK, meaning data may freely flow from the EU to the UK, the adequacy decision is subject to a “sunset clause”, which provides uncertainty on the ability to rely on the adequacy decision in the long-term. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

Similarly, there are a number of new state consumer data privacy laws as well as federal and state level legislative proposals in the United States that could impose new obligations on us. For example, the California Consumer Privacy Act, or the CCPA, went into effect on January 1, 2020 and creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA requires covered businesses to provide new disclosures to California consumers, which could include our employees residing in California based on the broad definitions in the law, to provide such consumers new ways to opt out of certain sales of personal information and to allow for new causes of action for data breaches. In addition, some countries are considering or have passed legislation implementing more onerous data protection requirements or requiring local storage and processing of data or other requirements that could increase the cost and complexity of delivering our services.

Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in November 2020. Effective on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and go into effect on January 1, 2023 and July 1, 2023 respectively.

We are also subject to the terms of our external and internal privacy and security policies, representations, certifications, standards, publications and frameworks, and contractual obligations to third parties related to privacy, information and security including, without limitation, operating rules and standards imposed by industry organizations.

If we fail, or are perceived to have failed, to address or comply with applicable data protection laws, privacy policies and data protection obligations, or if our privacy policies are, in whole or part, found to be inaccurate, incomplete deceptive, unfair or misrepresentative of our actual practices, it could: result in fines and other penalties; result in reputational harm; lead to a loss of customers; reduce the use of our products; result in litigation and liability; result in an inability to process personal data or operate in certain jurisdictions; cause a material adverse impact to our business operations or financial results or otherwise harm our business. Moreover, any such investigation or charges by applicable data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers, even if the investigation determines we have not committed any violations. Existing and proposed laws and regulations can be costly to comply with, can delay or impede the development or adoption of our products and services, reduce the overall demand for our services, result in negative publicity, increase our operating costs, require significant management time and attention and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

We rely on our third-party channel partner network of distributors and resellers to generate a substantial amount of our revenue.
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the six months ended June 30, 2021 and 2020, we derived 92% and 91%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 40% and 43% of our revenue in the six months ended June 30, 2021 and 2020, respectively, and 37% of our accounts receivable as of June 30, 2021. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of the COVID-19 pandemic, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.

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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 41% and 38% of our revenue in the six months ended June 30, 2021 and 2020, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business is intense. The recent move by companies to offer a remote or hybrid work environment may increase competition for such employees outside of our traditional office locations. In addition, employee turnover rates in the broader global economy have increased during the COVID-19 pandemic and may continue to be elevated, which could lead to increased recruiting, training and retention costs if we experience a similar increase in turnover. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.

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
While we have begun to initiate hybrid remote and in-person work policies, substantially all of our employees have been working remotely due to the COVID-19 pandemic, which may pose additional security risks. Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be necessary to make extortion payments, but we may be unable to do so if applicable laws prohibit such payments.

In the event of a major hurricane, earthquake or other catastrophic event such as fire, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic, such as the COVID-19 pandemic, that impacts our corporate headquarters, other facilities, or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.
Recent and future acquisitions could disrupt our business and adversely affect our business operations and financial results.
We have in the past acquired products, technologies and businesses from other parties, such as our recent acquisition of Alsid SAS in April 2021, and we may choose to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions involve many risks, including the following:
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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our product, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Our current loan agreement includes, and we expect that any future agreements governing our indebtedness will include, restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

If we do not generate sufficient cash flows, we may be unable to service all of our indebtedness.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our debt obligations depends on our successful financial and operating performance, which may be affected by a range of economic, competitive and business factors, many of which are outside of our control and some of which are described elsewhere in the “Risk Factors” section of this report.
If our cash flows and capital resources are insufficient to fund our debt service obligations, or to repay the Term Loan when it matures, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. We may not be able to refinance our debt, or any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations. Our ability to implement successfully any such alternative financing plans will depend on a range of factors, including general economic conditions, the level of activity in capital markets generally, and the terms of our various debt instruments then in effect.
Covenants under our Credit Agreement may restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.
Our Credit Agreement imposes various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:
•pay dividends or distributions, repurchase equity, prepay, redeem or repurchase certain debt, and make certain investments;
•incur additional debt and issue certain preferred stock;
•provide guarantees in respect of obligations of other persons;
•incur liens on assets;
•engage in certain asset sales, including capital stock of our subsidiaries;
•merge, consolidate with, or sell all or substantially all our assets to another person;
•enter into transactions with affiliates;
•enter into agreements that restrict distributions from our subsidiaries;
•designate subsidiaries as unrestricted subsidiaries; and
•prohibit certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.
These covenants may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
If we are unable to successfully manage the limitations and decreased flexibility on our business due to our significant debt obligations, we may not be able to capitalize on strategic opportunities or grow our business to the extent we would be able to without these limitations.
Our failure to comply with any of the covenants could result in a default under the Credit Agreement, which could permit the administrative agent or the lenders to cause the administrative agent to declare all or part of any of our outstanding senior secured term loans or revolving loans to be immediately due and payable or to exercise any remedies provided to the administrative agent, including, proceeding against the collateral granted to secure our obligations under the credit agreement. An event of default under the credit agreement could also lead to an event of default under the terms of certain of our other agreements. Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.
The LIBOR calculation method may change, and LIBOR is expected to be phased out after 2021.
Loans under the Credit Agreement bear interest at a rate based on the London Interbank Offered Rate, or LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority, or the FCA, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. If changes to LIBOR result in an increase in rates, our interest expense under the Credit Agreement would increase. Further, if LIBOR is no longer available, our Credit Agreement provides a process to determine a substitute rate, and if such substitute rate is higher than LIBOR, our interest expense under the Credit Agreement would increase.
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
As of June 30, 2021, we had 22 issued patents and 14 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
•failure to compy with the terms of the Credit Agreement;
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
•new or proposed laws or regulations or new interpretations of existing laws or regulations applicable to our business, including proposed changes to the U.S. corporate income tax rate and capital gains tax rates;
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. In addition, our Credit Agreement contains restrictive covenants that prohibit us, subject to certain exceptions, from paying dividends on our common stock.

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
Uncertainties in the interpretation and application of existing, new and proposed tax laws could materially affect our tax obligations and effective tax rate. Our operating results may be negatively affected if we are required to pay additional taxes, including sales and use tax, value added tax, or other transaction taxes, and we could be subject to liability with respect to all or a portion of past or future sales.
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing for the expensing of certain capital expenditures, and adopting a modified territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act, or changes proposed or implemented by the current U.S. administration or otherwise, could materially affect our tax obligations and effective tax rate.
In addition, forecasts of our income tax position and effective tax rate for financial accounting purposes are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses and tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax assets and attributes, our assessment of the need for valuation allowances, effective tax rates by jurisdiction or other factors are different than those estimated, our actual tax rate could be materially different than forecasted, which could have a material impact on our business, financial condition and results of operations.
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
Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 10, 2021
10.2	Credit Agreement, dated as of July 7, 2021, by and among Tenable, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	July 30, 2021	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	July 30, 2021	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)