Form 10-Q
period 2021-09-30
Tenable Holdings, Inc.
filed 2021-11-03
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of October 28, 2021 was 107,444,768.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$435,854	$178,223
Short-term investments	216,041	113,623
Accounts receivable (net of allowance for doubtful accounts of $293 and $261 at September 30, 2021 and December 31, 2020, respectively)	115,421	115,342
Deferred commissions	34,248	32,143
Prepaid expenses and other current assets	45,194	44,462
Total current assets	846,758	483,793
Property and equipment, net	36,055	38,920
Deferred commissions (net of current portion)	46,990	46,733
Operating lease right-of-use assets	38,694	39,426
Acquired intangible assets, net	40,889	13,193
Goodwill	126,705	54,414
Other assets	22,399	14,110
Total assets	$1,158,490	$690,589

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,011	$5,731
Accrued compensation	33,299	35,509
Deferred revenue	362,308	328,819
Operating lease liabilities	6,857	3,815
Other current liabilities	1,883	1,028
Total current liabilities	420,358	374,902
Deferred revenue (net of current portion)	114,649	105,691
Term loan, net of issuance costs (net of current portion)	365,387	—
Operating lease liabilities (net of current portion)	52,881	54,529
Other liabilities	7,158	4,802
Total liabilities	960,433	539,924

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 107,360 and 103,715 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	1,074	1,037
Additional paid-in capital	840,482	757,470
Accumulated other comprehensive (loss) income	(15)	10
Accumulated deficit	(643,484)	(607,852)
Total stockholders’ equity	198,057	150,665
Total liabilities and stockholders’ equity	$1,158,490	$690,589
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$138,664	$112,282	$392,112	$322,139
Cost of revenue	27,062	19,394	75,560	57,237
Gross profit	111,602	92,888	316,552	264,902
Operating expenses:
Sales and marketing	68,360	53,045	192,673	168,343
Research and development	30,675	25,128	85,714	77,269
General and administrative	23,785	18,180	67,066	54,992
Total operating expenses	122,820	96,353	345,453	300,604
Loss from operations	(11,218)	(3,465)	(28,901)	(35,702)
Interest (expense) income, net	(3,479)	(12)	(3,549)	1,177
Other expense, net	(823)	(561)	(1,360)	(1,819)
Loss before income taxes	(15,520)	(4,038)	(33,810)	(36,344)
Provision for income taxes	726	1,820	1,822	4,451
Net loss	$(16,246)	$(5,858)	$(35,632)	$(40,795)

Net loss per share, basic and diluted	$(0.15)	$(0.06)	$(0.34)	$(0.41)
Weighted-average shares used to compute net loss per share, basic and diluted	106,869	101,736	105,765	100,272
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(16,246)	$(5,858)	$(35,632)	$(40,795)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	1	(95)	(25)	4
Other comprehensive income (loss)	1	(95)	(25)	4
Comprehensive loss	$(16,245)	$(5,953)	$(35,657)	$(40,791)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at June 30, 2021	106,510	$1,065	$811,644	$(16)	$(627,238)	$185,455
Exercise of stock options	229	3	2,212	—	—	2,215
Vesting of restricted stock units	349	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	272	3	5,687	—	—	5,690
Stock-based compensation	—	—	20,942	—	—	20,942
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(16,246)	(16,246)
Balance at September 30, 2021	107,360	$1,074	$840,482	$(15)	$(643,484)	$198,057

Balance at December 31, 2020	103,715	$1,037	$757,470	$10	$(607,852)	$150,665
Exercise of stock options	1,441	15	10,904	—	—	10,919
Vesting of restricted stock units	1,533	15	(15)	—	—	—
Issuance of common stock under employee stock purchase plan	671	7	13,729	—	—	13,736
Stock-based compensation	—	—	58,394	—	—	58,394
Other comprehensive loss	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(35,632)	(35,632)
Balance at September 30, 2021	107,360	$1,074	$840,482	$(15)	$(643,484)	$198,057

Balance at June 30, 2020	101,127	$1,011	$710,066	$149	$(600,058)	$111,168
Exercise of stock options	772	8	4,800	—	—	4,808
Vesting of restricted stock units	566	6	(6)	—	—	—
Issuance of common stock under employee stock purchase plan	290	3	5,730	—	—	5,733
Stock-based compensation	—	—	15,371	—	—	15,371
Other comprehensive loss	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(5,858)	(5,858)
Balance at September 30, 2020	102,755	$1,028	$735,961	$54	$(605,916)	$131,127

Balance at December 31, 2019	98,587	$986	$662,990	$50	$(565,121)	$98,905
Exercise of stock options	2,366	24	15,758	—	—	15,782
Vesting of restricted stock units	1,134	11	(11)	—	—	—
Issuance of common stock under employee stock purchase plan	668	7	13,033	—	—	13,040
Stock-based compensation	—	—	44,191	—	—	44,191
Other comprehensive income	—	—	—	4	—	4
Net loss	—	—	—	—	(40,795)	(40,795)
Balance at September 30, 2020	102,755	$1,028	$735,961	$54	$(605,916)	$131,127
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(35,632)	$(40,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,123	7,980
Stock-based compensation	58,333	44,001
Other	832	1,009
Changes in operating assets and liabilities:
Accounts receivable	3,993	7,774
Prepaid expenses and other assets	(5,284)	(1,386)
Accounts payable, accrued expenses and accrued compensation	4,023	(12,263)
Deferred revenue	38,747	27,075
Other current and noncurrent liabilities	(1,342)	12,903
Net cash provided by operating activities	74,793	46,298

Cash flows from investing activities:
Purchases of property and equipment	(3,769)	(19,073)
Purchases of short-term investments	(211,755)	(157,557)
Sales and maturities of short-term investments	109,000	168,175
Business combination, net of cash acquired	(98,489)	—
Net cash used in investing activities	(205,013)	(8,455)

Cash flows from financing activities:
Proceeds from term loan	375,000	—
Credit facility issuance costs	(9,348)	(333)
Proceeds from loan agreement	—	2,000
Proceeds from stock issued in connection with the employee stock purchase plan	13,736	13,040
Proceeds from the exercise of stock options	10,919	15,782
Other financing activities	(8)	(11)
Net cash provided by financing activities	390,299	30,478
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,418)	(1,359)
Net increase in cash and cash equivalents and restricted cash	257,661	66,962
Cash and cash equivalents and restricted cash at beginning of period	178,463	74,665
Cash and cash equivalents and restricted cash at end of period	$436,124	$141,627

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,764	$254
Cash paid for income taxes, net of refunds	5,186	4,195
Supplemental cash flow information related to leases:
Cash payments for operating leases	$3,357	$3,916
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Summary of Significant Accounting Policies
Business Description
Tenable Holdings, Inc. (the “Company,” “we,” "us," or “our”) is a provider of Cyber Exposure solutions, which is a discipline for managing, measuring and comparing cybersecurity risk in the digital era. Our platform offerings provide broad visibility into security issues such as vulnerabilities, misconfigurations, internal and regulatory compliance violations and other indicators of the state of an organization’s security across IT infrastructure and applications, cloud environments, Active Directory and industrial internet of things and operational technology environments.
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
The results for the nine months ended September 30, 2021 are not necessarily indicative of the operating results expected for the year ending December 31, 2021 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the nine months ended September 30, 2021, there were no material changes to our significant accounting policies other than those described below.
Revenue Recognition
Subscription Revenue
Subscription arrangements generally have annual or multi-year contractual terms and allow customers to use our software or cloud solutions. For our software subscriptions that are dependent on ongoing software updates and the ability to identify the latest cybersecurity vulnerabilities, revenue is recognized ratably over the subscription term given the critical utility provided by the ongoing updates that are released through the contract period. When the critical utility of our software does not depend on ongoing updates, we separate the software license from the maintenance and support. In that case, we recognize revenue attributable to the license at the time of delivery and the revenue attributable to the maintenance and support ratably over the contract period.
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
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions to contract modification guidance to ease the financial reporting burden of the transition from the London Interbank Offered Rate ("LIBOR") to alternative reference rates. The ASU was effective beginning on March 12, 2020 and can be adopted prospectively through December 31, 2022. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Subscription revenue	$122,156	$96,792	$343,725	$275,192
Perpetual license and maintenance revenue	12,749	12,448	37,721	38,046
Professional services and other revenue	3,759	3,042	10,666	8,901
Revenue	$138,664	$112,282	$392,112	$322,139
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 92% of revenue through our channel network in the three and nine months ended September 30, 2021 and 92% and 91% of revenue in the three and nine months ended September 30, 2020, respectively. One of our distributors accounted for 39% and 40% of revenue in the three and nine months ended September 30, 2021, respectively, and 43% of revenue in the three and nine months ended September 30, 2020. That same distributor accounted for 43% and 41% of accounts receivable at September 30, 2021 and December 31, 2020, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, we recognized revenue of $124.6 million, $102.8 million, $283.3 million and $235.2 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At September 30, 2021, the future estimated revenue related to unsatisfied performance obligations was $491.9 million, of which approximately 76% is expected to be recognized as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$78,497	$71,768	$78,876	$72,265
Capitalization of contract acquisition costs	12,109	8,301	29,555	23,314
Amortization of deferred contract acquisition costs	(9,368)	(8,185)	(27,193)	(23,695)
Ending balance	$81,238	$71,884	$81,238	$71,884
3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	September 30, 2021
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$147,026	$—	$—	$147,026
Commercial paper	9,999	—	(1)	9,998
Total cash equivalents	$157,025	$—	$(1)	$157,024

Short-term investments
Commercial paper	$141,706	$—	$(13)	$141,693
Corporate bonds	22,774	27	(4)	22,797
Asset backed securities	14,926	1	(4)	14,923
Certificates of deposit	10,000	—	—	10,000
Supranational bonds	13,165	—	(7)	13,158
U.S. Treasury and agency obligations	13,484	—	(14)	13,470
Total short-term investments	$216,055	$28	$(42)	$216,041

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$44,153	$—	$—	$44,153
Commercial paper	4,500	—	—	4,500
Total cash equivalents	$48,653	$—	$—	$48,653

Short-term investments
Commercial paper	$71,425	$—	$—	$71,425
Corporate bonds	4,502	3	—	4,505
U.S. Treasury and agency obligations	37,686	7	—	37,693
Total short-term investments	$113,613	$10	$—	$113,623
The contractual maturities of our short-term investments are as follows:

	September 30, 2021
(in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$186,572	$186,575
Due between one and two years	29,483	29,466
Total short-term investments	$216,055	$216,041
At September 30, 2021, cash and cash equivalents included $5.8 million of restricted cash primarily related to collateral for our outstanding letters of credit. At December 31, 2020, cash and cash equivalents included $0.4 million of restricted cash related to collateral for a lease and credit card deposits. At September 30, 2021 and December 31, 2020, cash and cash equivalents excluded $0.3 million and $0.2 million, respectively, of restricted cash related to an account established as collateral for a lease arrangement, which is included in other assets on the consolidated balance sheets.
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
•Level 3 — Unobservable inputs.

The following tables summarize assets that are measured at fair value on a recurring basis:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$147,026	$—	$—	$147,026
Commercial paper	—	9,998	—	9,998
Total cash equivalents	$147,026	$9,998	$—	$157,024

Short-term investments
Commercial paper	$—	$141,693	$—	$141,693
Corporate bonds	—	22,797	—	22,797
Asset backed securities	—	14,923	—	14,923
Certificates of deposit	—	10,000	—	10,000
Supranational bonds	—	13,158	—	13,158
U.S. Treasury and agency obligations	—	13,470	—	13,470
Total short-term investments	$—	$216,041	$—	$216,041

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$44,153	$—	$—	$44,153
Commercial paper	—	4,500	—	4,500
Total cash equivalents	$44,153	$4,500	$—	$48,653

Short-term investments
Commercial paper	$—	$71,425	$—	$71,425
Corporate bonds	—	4,505	—	4,505
U.S. Treasury and agency obligations	—	37,693	—	37,693
Total short-term investments	$—	$113,623	$—	$113,623
We did not have any liabilities measured and recorded at fair value on a recurring basis at September 30, 2021 and December 31, 2020.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Computer software and equipment	$26,322	$22,930
Furniture and fixtures	6,020	6,011
Leasehold improvements	26,748	26,210
Right-of-use assets under finance leases	1,344	1,571
Total	60,434	56,722
Less: accumulated depreciation and amortization	(24,379)	(17,802)
Property and equipment, net	$36,055	$38,920

Depreciation and amortization related to property and equipment was $2.6 million, $2.1 million, $7.3 million and $6.1 million in the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, respectively.
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
When determining the fair value of assets acquired and liabilities assumed, a non-recurring Level 3 fair value measurement, we make estimates and assumptions, especially with respect to intangible assets such as identified acquired technology and trade name intangible assets. We determined the fair value of acquired technology using the multi-period excess earnings method, a form of the income approach. Estimates in valuing identifiable intangible assets include, but are not limited to, projected revenue growth rates, future expected operating expenses, obsolescence projections and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. We are still finalizing the allocation of the purchase price, which may change as additional information becomes available related to acquired intangible assets, deferred revenue and income taxes.
The cash consideration, net of cash acquired, was preliminarily allocated as follows:

(in thousands)
Accounts receivable	$4,105
Prepaid expenses and other assets	2,304
Intangible assets	31,400
Goodwill	72,291
Accounts payable, accrued expenses and accrued compensation	(3,794)
Deferred revenue	(3,699)
Deferred tax liabilities, net	(4,118)
Total purchase price	$98,489
Acquired intangible assets and their estimated useful lives at the date of acquisition are as follows:

	Intangible Assets
(dollars in thousands)	Cost	Estimated Useful Life
Acquired technology	$31,300	7 years
Trade name	100	1 year
Acquired intangible assets	$31,400
The results of operations of Alsid are included in our consolidated statements of operations from the acquisition date and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statements of operations.
In general and administrative expense, we recognized $2.3 million and $6.0 million of acquisition-related transaction costs in the three and nine months ended September 30, 2021, respectively.

Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2020	$54,414
Acquired goodwill	72,291
Balance at September 30, 2021	$126,705
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling new capabilities from Alsid to our customers. The acquired goodwill is not tax deductible.
Acquired intangible assets subject to amortization are as follows:

	September 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$48,625	$(7,810)	$40,815	$17,325	$(4,224)	$13,101
Trade name	300	(226)	74	200	(108)	92
	$48,925	$(8,036)	$40,889	$17,525	$(4,332)	$13,193
Amortization of acquired intangible assets was $1.7 million, $0.5 million, $3.7 million and $1.7 million in the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 6.2 years.
At September 30, 2021, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2021(1)	$1,714
2022	6,718
2023	6,686
2024	6,686
2025	6,686
Thereafter	12,399
Total	$40,889
_______________
(1)    Represents the three months ending December 31, 2021.

7. Leases
We have operating leases for office facilities and finance leases for office equipment. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$1,924	$2,231	$5,700	$7,042

Finance lease cost
Amortization of ROU assets	$2	$49	$6	$235
Interest on lease liabilities	1	2	4	5
Total finance lease cost	$3	$51	$10	$240
Rent expense for short-term leases in the three and nine months ended September 30, 2021 and 2020 was not material.
Supplemental information related to leases was as follows:

	September 30, 2021	December 31, 2020
Operating leases
Weighted average remaining lease term	9.5 years	10.0 years
Weighted average discount rate	5.6%	5.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
ROU assets obtained in exchange for lease obligations
Operating Leases	$2,215	$2,484	$2,215	$3,188
In the three and nine months ended September 30, 2021 and 2020, we did not obtain any right-of-use assets in exchange for finance lease liabilities.
Maturities of operating lease liabilities at September 30, 2021 were as follows:

(in thousands)
Year ending December 31,
2021(1)	$603
2022	8,574
2023	8,256
2024	8,410
2025	8,039
Thereafter	44,479
Total lease payments	78,361
Less: Imputed interest	(18,623)
Total	$59,738
_______________
(1)    Represents the three months ending December 31, 2021.

8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	September 30, 2021
Term loan	$375,000
Less: Unamortized debt discount and issuance costs	(7,887)
Term loan, net of issuance costs	367,113
Less: Term loan, net, current (1)	(1,726)
Term loan, net of issuance costs (net of current portion)	$365,387
_______________
(1)    Term loan, net current is included in other current liabilities on our consolidated balance sheets.
The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan will amortize at 1% per annum in equal quarterly installments, starting in March 2022 until the final maturity date on July 7, 2028.
Our Term Loan is recorded at its carrying value. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets. At September 30, 2021, the carrying value of our Term Loan approximated the fair value of our Term Loan as the terms and interest rate approximate market rates.
The maturities of the Term Loan at September 30, 2021 were as follows:

(in thousands)
Year ending December 31,
2022	$3,750
2023	3,750
2024	3,750
2025	3,750
Thereafter	360,000
Total	$375,000
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions beginning in 2023.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. Additionally, we will pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Revolving Credit Facility contains a $15.0 million letter of credit sublimit.
The Credit Agreement contains certain customary events of default, which include failure to make payments when due, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, failure of any lien created under the Security Documents (as defined in the Credit Agreement) to be valid and perfected (subject to certain exceptions), failure of any material guarantee of the Loan Document Obligations (as defined in the Credit Agreement) to be in full force and effect and a Change of Control (as defined in the Credit Agreement).

The Credit Agreement is guaranteed by the Company and Tenable Public Sector LLC, a subsidiary of the Company, as guarantors, and is supported by a security interest in substantially all of the assets of Tenable, Inc. and the guarantors.
The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on incurring additional indebtedness or guaranteeing indebtedness of others, creating liens on properties or assets, making certain investments, loans, advances and guarantees, selling assets, making certain restricted payments and entering into certain sale and leaseback transactions, affiliate transactions, restrictive agreements and asset and stock-based transactions. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At September 30, 2021, we were in compliance with the covenants and there have been no amounts outstanding under the Revolving Credit Facility.
2020 Credit Facility
In connection with the Credit Agreement, we terminated our $45.0 million senior secured credit facility (“2020 Credit Facility”) with Silicon Valley Bank, including the release of all related guarantees and liens. Prior to its termination, there were no amounts outstanding under our 2020 Credit Facility.
9. Commitments and Contingencies
Commitments
In July 2021, we entered into a contract with Amazon Web Services, Inc. for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years one, two and three, respectively, for a total of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference.
Letters of Credit
At September 30, 2021, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
At September 30, 2021, there were 20,179,833 shares available for grant under our 2018 Equity Incentive Plan.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,197	$826	$3,336	$2,403
Sales and marketing	7,629	4,806	21,502	14,677
Research and development	5,587	3,953	14,919	10,794
General and administrative	6,499	5,715	18,576	16,127
Total stock-based compensation expense	$20,912	$15,300	$58,333	$44,001
At September 30, 2021, the unrecognized stock-based compensation expense related to unvested restricted stock units ("RSUs") was $183.1 million, which is expected to be recognized over an estimated remaining weighted average period of 2.9 years.
At September 30, 2021, the unrecognized stock-based compensation expense related to outstanding stock options was $4.2 million, which is expected to be recognized over an estimated remaining weighted average period of 0.7 years.

Restricted Stock and RSUs
A summary of our restricted stock and RSU activity is presented below:

	Restricted Stock		RSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	99	$4.25	4,490	$28.13
Granted	—	—	3,320	42.24
Vested	(99)	4.25	(1,533)	27.99
Forfeited	—	—	(517)	32.68
Unvested balance at September 30, 2021	—	—	5,760	35.89
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	9,441	$8.56	6.4	$412,547
Granted	—	—
Exercised	(1,441)	7.57		52,457
Forfeited/canceled	(31)	14.12
Outstanding at September 30, 2021	7,969	8.72	5.7	298,185
Exercisable at September 30, 2021	6,658	7.52	5.5	257,108
At September 30, 2021, there were 8.0 million stock options that were vested and expected to vest.
2018 Employee Stock Purchase Plan
At September 30, 2021, there were 6,316,370 shares reserved for issuance under our 2018 Employee Stock Purchase Plan ("2018 ESPP").
In the nine months ended September 30, 2021, employees purchased 670,534 shares of our common stock at a weighted average price of $20.48 per share, resulting in $13.7 million of cash proceeds.
At September 30, 2021, there was $1.6 million of employee contributions to the 2018 ESPP included in accrued compensation. At September 30, 2021, the unrecognized stock-based compensation expense related to our 2018 ESPP was $10.3 million, which is expected to be recognized over an estimated weighted average period of 1.0 years.

The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Nine Months Ended September 30,
	2021	2020
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	37.2% — 59.4%	41.6% — 60.1%
Risk-free interest rate	0.1% — 0.2%	0.1% — 0.9%
Expected dividend yield	—	—
As we now have sufficient history as a public company, in 2021 we began using the volatility of our common stock to calculate expected volatility. Previously, we used the volatility of the common stock of similar peer companies.
11. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net loss	$(16,246)	$(5,858)	$(35,632)	$(40,795)

Weighted-average shares used to compute net loss per share, basic and diluted	106,869	101,736	105,765	100,272
Net loss per share, basic and diluted	$(0.15)	$(0.06)	$(0.34)	$(0.41)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	September 30,
(in thousands)	2021	2020
Stock options	7,969	10,032
RSUs	5,760	4,789
Shares to be issued under the 2018 ESPP	54	134
Restricted stock	—	198
Total	13,783	15,153
12. Income Taxes
In the three months ended September 30, 2021, the provision for income taxes included income taxes in foreign jurisdictions in which we conduct business, partially offset by a $0.5 million deferred tax benefit related to the Alsid acquisition. In addition, the provision for income taxes included $0.6 million of discrete items, primarily withholding taxes on sales to foreign customers.
In the nine months ended September 30, 2021, the provision for income taxes included income taxes in foreign jurisdictions and a $1.7 million deferred tax benefit related to the Alsid acquisition. In addition, the provision for income taxes included $4.5 million of discrete expense items, including $2.8 million of current expense from the restructuring of our research and development operations in Israel as well as $1.5 million of withholding taxes on sales to foreign customers. These discrete expense items were partially offset by $2.8 million of discrete benefits, primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes.

13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
The Americas	$88,783	$74,569	$253,840	$215,829
Europe, Middle East and Africa	34,923	26,193	96,136	74,385
Asia Pacific	14,958	11,520	42,136	31,925
Revenue	$138,664	$112,282	$392,112	$322,139
Customers located in the United States accounted for 58%, 60%, 59% and 61% of revenue in the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	September 30, 2021	December 31, 2020
United States	$32,941	$35,406
International	3,114	3,514
Property and equipment, net	$36,055	$38,920
14. Subsequent Events
In October 2021, we acquired Accurics, Inc. ("Accurics"). Accurics delivers cloud-native security for DevOps and security teams. This acquisition extends our broader cloud strategy to include the holistic assessment and automated remediation of policy violations and breach paths before the infrastructure is provisioned and throughout its lifecycle. We acquired Accurics for a total purchase price of $160 million in cash.

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
We acquired Alsid SAS, or Alsid, a leader in securing Active Directory, in April 2021 for a purchase price of $98.5 million. In October 2021, we acquired Accurics, Inc., or Accurics, for approximately $160 million in cash. Accurics delivers cloud-native security for DevOps and security teams.
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
In 2021, we introduced Tenable.ep, which is a comprehensive risk assessment solution that leverages Tenable.io and includes applications that support web application scanning, container security, and the ability to effectively measure Cyber Exposure and benchmark performance across a customer's organization as well as externally against industry peers.
Additional enterprise solutions include:
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
Many of our enterprise platform customers initially use either our free or paid version of Nessus, one of the most widely deployed vulnerability assessment solutions in the cybersecurity industry. Nessus, which is sold on a stand-alone basis, and is the technology that underpins our enterprise platform offerings, is designed to quickly and accurately identify security vulnerabilities, configuration issues and malware. Our free version of Nessus, Nessus Essentials, allows for vulnerability assessment over a limited number of IP addresses. We believe many of our Nessus customers begin with Nessus Essentials and subsequently upgrade to Nessus Professional, the paid version of Nessus; however, we expect a significant number of users to continue to use Nessus Essentials.
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
Revenue in the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020 was $138.7 million, $112.3 million, $392.1 million and $322.1 million, respectively, representing year-over-year growth of 23% and 22% in the quarterly and year-to-date periods, respectively. Our recurring revenue, which includes revenue from subscription arrangements for software and cloud-based solutions and maintenance associated with perpetual licenses, represented 95%, 94%, 94% and 93% of revenue in the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, respectively. Our net loss in the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020 was $16.2 million, $5.9 million, $35.6 million and $40.8 million, respectively, as we continue to invest in our business and market opportunity. Our cash flow from operating activities was $19.6 million, $24.8 million, $74.8 million and $46.3 million in the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, respectively.
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

Financial Highlights
Below are our key financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$138,664	$112,282	$392,112	$322,139
Loss from operations	(11,218)	(3,465)	(28,901)	(35,702)
Net loss	(16,246)	(5,858)	(35,632)	(40,795)
Net loss per share, basic and diluted	(0.15)	(0.06)	(0.34)	(0.41)
Net cash provided by operating activities	19,633	24,807	74,793	46,298
Purchases of property and equipment	(1,174)	(8,069)	(3,769)	(19,073)
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
Our dollar-based net expansion rate for the three months ended September 30, 2021 exceeded 110% on an LTM basis. Our dollar-based net expansion rate may fluctuate from quarter to quarter if our existing customers choose to reduce or delay technology spending in response to economic conditions resulting from the COVID-19 pandemic, or as a result of a number of other factors, including our existing customers' satisfaction with our solutions, the pricing of our solutions and the ability of competing solutions and the pricing thereof.
We also utilize an alternative dollar-based net expansion rate to assess our ability to expand sales with existing customers and evaluate the performance of our sales team. This alternative dollar-based net expansion rate is based on the methodology described above, but excludes the annual contract value of prior period multiyear sales from ARR in the numerator and the denominator of the calculation. We believe this methodology more closely aligns with the renewal and expansion goals established for our sales team, because it measures net expansion by customers with contracts up for renewal during the period. Applying this methodology would have increased the dollar-based net expansion rate by two to five percentage points for each of the fiscal quarters in 2020 and the first three fiscal quarters in 2021.
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue to invest in sales and marketing to grow our sales team, expand brand and Cyber Exposure awareness and optimize our channel partner network. We also intend to continue to invest in our research and development team to further our technological leadership position in Cyber Exposure and enhance the functionality of our solutions. Any investments we make in our sales and marketing and research and development teams will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. We may also continue exploring acquisitions of businesses, technology and/or development personnel that will expand and enhance the functionality of our platform offerings. These investment activities could increase our net losses over the short term if our revenue growth does not increase at higher rates. However, we expect that these investments will ultimately benefit our results of operations.
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$138,664	$112,282	$392,112	$322,139
Add: Deferred revenue (current), end of period	362,308	296,360	362,308	296,360
Less: Deferred revenue (current), beginning of period(1)	(334,106)	(274,953)	(331,275)	(274,348)
Calculated current billings	$166,866	$133,689	$423,145	$344,151
_______________
(1)    Deferred revenue (current), beginning of period for the nine months ended September 30, 2021 includes $2.5 million related to Alsid's deferred revenue at the acquisition date, which is not included in deferred revenue (current) balance at December 31, 2020.
Free Cash Flow and Unlevered Free Cash Flow
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

We also use the non-GAAP measure of unlevered free cash flow, which we define as free cash flow plus cash paid for interest and other financing costs. We believe unlevered free cash flow is useful as a liquidity measure as it measures the cash that is available to invest in our business and meet our current and future financing needs.
Our use of free cash flow and unlevered free cash flow has limitations as an analytical tool and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. First, free cash flow and unlevered free cash flow are not substitutes for net cash flows from operating activities. Second, other companies may calculate free cash flow, unlevered free cash flow or similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow and unlevered free cash flow as tools for comparison. Additionally, the utility of free cash flow and unlevered free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for a given period. Because of these and other limitations, you should consider free cash flow and unlevered free cash flow along with net cash provided by operating activities and our other GAAP financial measures.
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow and unlevered free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$19,633	$24,807	$74,793	$46,298
Purchases of property and equipment	(1,174)	(8,069)	(3,769)	(19,073)
Free cash flow(1)	18,459	16,738	71,024	27,225
Cash paid for interest and other	1,614	239	1,764	254
Unlevered free cash flow(1)	$20,073	$16,977	$72,788	$27,479
_______________
(1)    Free cash flow and unlevered free cash flow for the periods presented were impacted by:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Employee stock purchase plan activity	$(2.8)	$(2.3)	$(4.7)	$(2.7)
Acquisition-related expenses	(0.3)	—	(3.6)	(0.7)
Tax payment on intra-entity asset transfer	—	—	2.8	—
Proceeds from lease incentives	—	5.6	—	14.2
Capital expenditures related to new headquarters	(0.1)	(6.8)	(0.9)	(16.6)
Free cash flow and unlevered free cash flow for the three and nine months ended September 30, 2021 were benefited by approximately $1 million and $11 million, respectively, as a result of the accelerated timing of payments for insurance, professional fees and rent in the three months ended December 31, 2020.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended September 30,
	2021	2020	Change (%)
Number of new enterprise platform customers added in period(1)	499	335	49%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.io, Tenable.sc, Tenable.ad, Tenable.ot or Tenable.ep for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At September 30,
	2021	2020	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	995	771	29%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We use non-GAAP income from operations along with non-GAAP operating margin as key indicators of our financial performance. We define these non-GAAP financial measures as their respective GAAP measures, excluding the effects of stock-based compensation, acquisition-related expenses and amortization of acquired intangible assets. Acquisition-related expenses include transaction expenses and costs related to the transfer of acquired intellectual property.
We believe that these non-GAAP financial measures provide useful information about our core operating results over multiple periods. There are a number of limitations related to the use of the non-GAAP financial measures as compared to GAAP loss from operations and operating margin, including that non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense, which has been, and will continue to be, a significant recurring expense in our business and an important part of our compensation strategy.
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Loss from operations	$(11,218)	$(3,465)	$(28,901)	$(35,702)
Stock-based compensation	20,912	15,300	58,333	44,001
Acquisition-related expenses	2,270	—	5,970	339
Amortization of acquired intangible assets	1,721	579	3,704	1,736
Non-GAAP income from operations	$13,685	$12,414	$39,106	$10,374

Operating margin	(8)%	(3)%	(7)%	(11)%
Non-GAAP operating margin	10%	11%	10%	3%
Non-GAAP Net Income and Non-GAAP Earnings Per Share
We use non-GAAP net income, which excludes the effect of stock-based compensation, acquisition-related expenses, amortization of acquired intangible assets, as well as the related tax impact, and the tax impact of intra-entity asset transfers resulting from the internal restructuring of legal entities, to calculate non-GAAP earnings per share. We believe that these non-GAAP measures provide important information to management and investors because they facilitate comparisons of our core operating results over multiple periods.

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2021	2020	2021	2020
Net loss	$(16,246)	$(5,858)	$(35,632)	$(40,795)
Stock-based compensation	20,912	15,300	58,333	44,001
Tax impact of stock-based compensation(1)	(15)	497	(499)	1,132
Acquisition-related expenses(2)	2,270	—	5,970	339
Tax impact of acquisition(3)	(546)	—	(1,683)	—
Amortization of acquired intangible assets(2)	1,721	579	3,704	1,736
Tax impact of intra-entity asset transfer(4)	—	—	2,808	—
Non-GAAP net income	$8,096	$10,518	$33,001	$6,413

Net loss per share, diluted	$(0.15)	$(0.06)	$(0.34)	$(0.41)
Stock-based compensation	0.20	0.15	0.55	0.44
Tax impact of stock-based compensation(1)	—	—	—	0.01
Acquisition-related expenses(2)	0.02	—	0.06	—
Tax impact of acquisition(3)	(0.01)	—	(0.02)	—
Amortization of acquired intangible assets(2)	0.02	0.01	0.04	0.02
Tax impact of intra-entity asset transfer(4)	—	—	0.02	—
Adjustment to diluted earnings per share(5)	(0.01)	(0.01)	(0.02)	—
Non-GAAP earnings per share, diluted	$0.07	$0.09	$0.29	$0.06

Weighted-average shares used to compute GAAP net loss per share, diluted	106,869	101,736	105,765	100,272

Weighted-average shares used to compute non-GAAP earnings per share, diluted	114,983	111,224	114,271	109,046
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for the applicable tax jurisdictions.
(2)    The tax impact of acquisition-related expenses and amortization of acquired intangible assets is not material.
(3)    The tax impact of the Alsid acquisition includes $0.5 million and $1.7 million of deferred tax benefits in the three and nine months ended September 30, 2021, respectively.
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
Our subscription arrangements generally have annual or multi-year contractual terms to use our software or cloud-based solutions, including ongoing software updates during the contractual period. For our software subscriptions that are dependent on ongoing software updates and the ability to identify the latest cybersecurity vulnerabilities, revenue is recognized ratably over the subscription term given the critical utility provided by the ongoing updates that are released through the contract period. When the critical utility of our software does not depend on ongoing updates, we separate the software license from the maintenance and support. In that case, we recognize revenue attributable to the license at the time of delivery and the revenue attributable to the maintenance and support ratably over the contract period.
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
Interest (Expense) Income, Net
Interest (expense) income, net consists primarily of interest expense in connection with our senior secured term loan facility, or Term Loan, unused commitment fees on our senior secured revolving credit facility, or Revolving Credit Facility, and letter of credit fees. Interest (expense) income, net also includes interest income earned on cash and cash equivalents and short-term investments.
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
In the three months ended September 30, 2021, the provision for income taxes included income taxes in foreign jurisdictions in which we conduct business, partially offset by a $0.5 million deferred tax benefit related to the Alsid acquisition. In addition, the provision for income taxes included $0.6 million of discrete items, primarily withholding taxes on sales to foreign customers.
In the nine months ended September 30, 2021, the provision for income taxes included income taxes in foreign jurisdictions and a $1.7 million deferred tax benefit related to the Alsid acquisition. In addition, the provision for income taxes included $4.5 million of discrete expense items, including $2.8 million of current expense from the restructuring of our research and development operations in Israel as well as $1.5 million of withholding taxes on sales to foreign customers. These discrete expense items were partially offset by $2.8 million of discrete benefits, primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes.

Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$138,664	$112,282	$392,112	$322,139
Cost of revenue(1)	27,062	19,394	75,560	57,237
Gross profit	111,602	92,888	316,552	264,902
Operating expenses:
Sales and marketing(1)	68,360	53,045	192,673	168,343
Research and development(1)	30,675	25,128	85,714	77,269
General and administrative(1)	23,785	18,180	67,066	54,992
Total operating expenses	122,820	96,353	345,453	300,604
Loss from operations	(11,218)	(3,465)	(28,901)	(35,702)
Interest (expense) income, net	(3,479)	(12)	(3,549)	1,177
Other expense, net	(823)	(561)	(1,360)	(1,819)
Loss before income taxes	(15,520)	(4,038)	(33,810)	(36,344)
Provision for income taxes	726	1,820	1,822	4,451
Net loss	$(16,246)	$(5,858)	$(35,632)	$(40,795)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,197	$826	$3,336	$2,403
Sales and marketing	7,629	4,806	21,502	14,677
Research and development	5,587	3,953	14,919	10,794
General and administrative	6,499	5,715	18,576	16,127
Total stock-based compensation expense	$20,912	$15,300	$58,333	$44,001
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue
The following table presents the increase in revenue:

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Subscription revenue	$122,156	$96,792	$25,364	26%
Perpetual license and maintenance revenue	12,749	12,448	301	2%
Professional services and other revenue	3,759	3,042	717	24%
Revenue	$138,664	$112,282	$26,382	23%
U.S. revenue increased $12.3 million, or 18%. International revenue increased $14.1 million, or 32%.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Cost of revenue	$27,062	$19,394	$7,668	40%
Gross profit	111,602	92,888	18,714	20%
Gross margin	80%	83%
The increase in cost of revenue of $7.7 million was primarily due to:
•a $4.6 million increase in third-party cloud infrastructure costs associated with investments in our cloud platform;
•a $1.1 million increase in amortization of intangible assets due to intangible assets acquired in the period;
•a $0.9 million increase in personnel costs, including a $0.4 million increase in stock-based compensation;
•a $0.3 million increase in professional fees; and
•a $0.3 million increase in depreciation and amortization.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Sales and marketing	$68,360	$53,045	$15,315	29%
The increase in sales and marketing expense of $15.3 million was primarily due to:
•a $7.8 million increase in personnel costs largely associated with an increase in headcount, including a $2.8 million increase in stock-based compensation;
•a $2.9 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $2.5 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions; and
•a $2.0 million increase in selling expenses, including travel and meeting costs and the costs of software subscriptions.
Research and Development

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Research and development	$30,675	$25,128	$5,547	22%
The increase in research and development expense of $5.5 million was primarily due to:
•a $4.5 million increase in personnel costs, primarily due to an increase in headcount, including a $1.6 million increase in stock-based compensation; and
•a $0.5 million increase in third-party cloud infrastructure costs.

General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
General and administrative	$23,785	$18,180	$5,605	31%
The increase in general and administrative expense of $5.6 million was primarily due to:
•a $2.3 million increase in acquisition-related costs, primarily related to the Accurics acquisition;
•a $2.0 million increase in personnel costs largely associated with an increase in headcount, including a $0.8 million increase in stock-based compensation; and
•a $1.1 million increase in professional fees.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue
The following table presents the increase in revenue:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Subscription revenue	$343,725	$275,192	$68,533	25%
Perpetual license and maintenance revenue	37,721	38,046	(325)	(1)%
Professional services and other revenue	10,666	8,901	1,765	20%
Revenue	$392,112	$322,139	$69,973	22%
U.S. revenue increased $32.8 million, or 17%. International revenue increased $37.2 million, or 30%.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Cost of revenue	$75,560	$57,237	$18,323	32%
Gross profit	316,552	264,902	51,650	19%
Gross margin	81%	82%
The increase in cost of revenue of $18.3 million was primarily due to:
•an $11.8 million increase in third-party cloud infrastructure costs associated with investments in our cloud platform;
•a $2.7 million increase in personnel costs primarily due to support for cloud-based products, including a $0.9 million increase in stock-based compensation;
•a $2.0 million increase in amortization of intangible assets due to intangible assets acquired in the period;
•a $0.9 million increase in professional fees; and
•a $0.5 million increase in depreciation and amortization.

Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Sales and marketing	$192,673	$168,343	$24,330	14%
The increase in sales and marketing expense of $24.3 million was primarily due to:
•a $12.2 million increase in personnel costs, largely associated with an increase in headcount and a $6.8 million increase in stock-based compensation;
•a $6.4 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts; and
•a $6.0 million increase in sales commissions, due to increased sales and the amortization of deferred commissions.
Research and Development

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
Research and development	$85,714	$77,269	$8,445	11%
The increase in research and development expense of $8.4 million was primarily due to:
•a $7.8 million increase in personnel costs, primarily due to a $4.1 million increase in stock-based compensation; and
•a $1.5 million increase in third-party cloud infrastructure costs; partially offset by
•a $1.1 million decrease in travel and meeting costs.
General and Administrative

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	($)	(%)
General and administrative	$67,066	$54,992	$12,074	22%
The increase in general and administrative expense of $12.1 million was primarily due to:
•a $5.6 million increase in acquisition-related expenses;
•a $5.2 million increase in personnel costs, primarily due to an increase in headcount, including a $2.4 million increase in stock-based compensation; and
•a $1.1 million increase in professional fees.
Liquidity and Capital Resources
At September 30, 2021, we had $435.9 million of cash and cash equivalents, which consisted of bank deposits, money market funds and commercial paper, and $216.0 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. Treasury and agency obligations and corporate and supranational bonds.
Since our inception and prior to our IPO, we financed our operations through cash provided by operations, including payments received from customers using our software products and services, and we did not raise any primary institutional capital. The proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $643.5 million at September 30, 2021.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At September 30, 2021, we had deferred revenue of $477.0 million, of which $362.3 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. In April 2021, we paid $98.5 million to acquire Alsid, and in October 2021, we acquired Accurics for approximately $160 million in cash. We may in the future enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the nine months ended September 30, 2021, we may not be able to sustain these cash flows in the near term. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales, marketing and international operating activities, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
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
Term Loan and Revolving Credit Facility
In July 2021, we entered into a credit agreement, or the Credit Agreement, which is comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility, with a $15.0 million letter of credit sublimit. The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan will amortize at 1% per annum in equal quarterly installments, starting in March 2022 until the final maturity date on July 7, 2028. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement beginning in 2023. The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. We will pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00.

At September 30, 2021, we were in compliance with the covenants and there have been no amounts outstanding under the Revolving Credit Facility.
In connection with the Credit Agreement, we terminated our $45.0 million senior secured credit facility, or the 2020 Credit Facility, with Silicon Valley Bank, including the release of all related guarantees and liens. Prior to its termination, there were no amounts outstanding under our 2020 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$74,793	$46,298
Net cash used in investing activities	(205,013)	(8,455)
Net cash provided by financing activities	390,299	30,478
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,418)	(1,359)
Net increase in cash and cash equivalents and restricted cash	$257,661	$66,962
Operating Activities
In the nine months ended September 30, 2021, net cash provided by operating activities was $74.8 million, which primarily consisted of our $35.6 million loss, adjusted for stock-based compensation expense of $58.3 million and depreciation and amortization of $11.1 million, as well as a net cash inflow of $40.1 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily related to a $38.7 million increase in deferred revenue and a $4.0 million decrease in accounts receivable due to collections from customers, partially offset by a $2.4 million increase in deferred commissions.
In the nine months ended September 30, 2020, net cash provided by operating activities was $46.3 million, which primarily consisted of our $40.8 million loss, adjusted for stock-based compensation expense of $44.0 million and depreciation and amortization of $8.0 million, as well as a net cash inflow of $34.1 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $27.1 million increase in deferred revenue from increased subscription sales, as a majority of our customers are invoiced in advance, as well as $14.2 million in proceeds from lease incentives and a $7.8 million decrease in accounts receivable due to collections from customers. This inflow was partially offset by a $8.4 million decrease in accrued compensation and a $4.1 million increase in prepaid expenses.
Investing Activities
Net cash used in investing activities increased by $196.6 million, primarily due to $98.5 million of cash paid for the Alsid acquisition and a $113.4 million decrease in sales and maturities, net of purchases, of short-term investments, partially offset by a $15.7 million decrease in capital expenditures related to our new headquarters.
Financing Activities
Net cash provided by financing activities increased by $359.8 million, primarily due to net proceeds from our Credit Facility of $365.7 million, which was partially offset by a $4.9 million decrease in the proceeds from the exercise of stock options and $2.0 million of loan proceeds that we received from the state of Maryland in 2020.
Contractual Obligations
In July 2021, we issued our $375.0 million Term Loan, which bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan will amortize at 1% per annum in equal quarterly installments, starting in March 2022 until the final maturity date on July 7, 2028.

In July 2021, we entered into a contract with Amazon Web Services, Inc. for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years 1, 2 and 3, respectively, for a total spend of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference.
At September 30, 2021, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
Off-Balance Sheet Arrangements
At September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
At September 30, 2021, we had $435.9 million of cash and cash equivalents, which consisted of cash deposits, money market funds and commercial paper. We also had $216.0 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. treasury and agency securities and corporate and supranational bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
We did not have any borrowings under our $45.0 million 2020 Credit Facility before it was terminated in July 2021. In July 2021, we entered into a credit agreement comprised of a $375.0 million term loan and a $50.0 million revolving credit facility. The term loan has a variable interest rate, and since the LIBOR rate at September 30, 2021 was below the 0.50% floor, a one-half percentage point increase in the rate would not have a material impact on our financial statements in the twelve months ending December 31, 2021. No amounts are outstanding under the revolving credit facility.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Our business, operations and financial performance could be adversely affected by the effects of the ongoing and evolving COVID-19 pandemic, and such effects could be material; however, as of September 30, 2021, we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic. The COVID-19 pandemic resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and in countries in which we operate that, among other things, directed individuals to follow social distancing guidelines and or to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. In response to public health directives and orders, we implemented work-from-home policies for our global workforce, including at our headquarters in Columbia, Maryland. As these restrictions have eased, we have begun to resume some activities, including limited business travel, and implemented hybrid work environments that permit in-person work at the option of the employee at certain of our global office locations, including at our headquarters. Re-opening our offices could expose our employees to health risks, and us to associated liability. We expect many employees to continue to work remotely or a hybrid of in-person and remote work, which presents risks, uncertainties and costs that could affect our performance, including operational and workplace culture challenges, uncertainty regarding office space needs and heightened vulnerability to cyberattacks.

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
We have historically incurred net losses, including net losses of $35.6 million and $40.8 million in the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $643.5 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Further, we do not yet know the full effects of the COVID-19 pandemic, which increases the difficulty in predicting future results of operations.
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
From the nine months ended September 30, 2020 to the nine months ended September 30, 2021, our revenue grew from $322.1 million to $392.1 million, representing year over year growth of 22%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
Our enterprise platform offerings, Tenable.io, Tenable.sc, Tenable.ad and Tenable.ot, must interoperate with our customers’ existing network and security infrastructure, including remote devices. These complex systems are developed, delivered and maintained by the customer, their employees and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure, including remote devices, have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security offerings to customers with highly complex and customized networks, including remote devices, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure, new usage trends, such as remote work during the COVID-19 pandemic, or new industry standards or protocols are introduced, we may have to update or enhance our cloud platform and our other solutions to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.
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
We sell cybersecurity products and, as a result, may be at increased risk of being a target of cyberattacks designed to penetrate our platform or internal systems or to otherwise impede the performance of our products. We may be required to expend additional, significant resources, fundamentally change our business activities or practices, or modify our operations or information technology in an effort to protect against security breaches. Additionally, applicable data protection requirements may require us to implement specific security measures or use new or different industry-standard measures designed to protect against security breaches. Data protection requirements may also require us to notify relevant stakeholders of security breaches, including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies and others. Such disclosures are costly, and the disclosures or failure to comply with such requirements could lead to adverse impacts, including reputational harm or fines and penalties. There can be no assurance that any limitations or exclusions of liabilities in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with data protection requirements related to information security or security breaches. We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other impacts arising out of security breaches.

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
We, along with a significant number of our customers, vendors and other third parties upon whom we rely are subject to laws, rules, regulations, and industry standards related to data privacy and cyber security, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. For example, the General Data Protection Regulation, or GDPR, came into force in May 2018 in the European Union, or EU. The GDPR contains numerous requirements and changes from prior EU law, including more robust obligations on data processors and data controllers, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies processing EU personal data, including greater control over personal data by data subjects, such as the “right to be forgotten", increased data portability for EU data subjects, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Post-Brexit, the UK also issued its own similar version of the GDPR. We have an internal data privacy function that oversees and supervises our compliance with European and UK data protection regulations but, despite our efforts, we may fail, or be perceived to have failed, to comply. Further, local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU states.
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
The GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the EU does not deem to have adequate data protection legislation (such as the United States) without the use of an appropriate transfer mechanism. While we have taken steps to lawfully transfer personal data, such as implementing standard contractual clauses as appropriate, the efficacy and longevity of these mechanisms remains uncertain. For example, the European Court of Justice, or EJC, invalidated the use of the EU-US Privacy Shield, or the Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies like us that were self-certified under the Privacy Shield. The EJC also called into question the use of the standard contractual clauses. As we are no longer able to rely on the Privacy Shield, if we are unable to implement a valid compliance mechanism for cross-border transfers of personal data, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from the EEA. Recently, the European Commission adopted new standard contractual clauses under the GDPR for personal data transfers from the EEA to outside of the EEA, and the European Data Protection Board also issued guidelines for companies to identify and implement appropriate supplementary measures, if applicable, for transferring personal data of European Union data subjects across borders. In connection with these developments, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and may need to implement additional security or other supplementary measures. We are implementing the new standard contractual clauses for data transfers, we may be required to expend significant time and resources to update our contractual arrangements and to comply with such obligations. Additionally, the new standard contractual clauses could be invalidated, which could require us to implement costly substitutions for the data transfers we undertake in order to perform our services or prevent such transfers entirely.
Additionally, the exit by the United Kingdom from the EU, or Brexit, took effect in January 2020, which has led to and will continue to lead to further legislative and regulatory changes. The Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom. With the expiration of the transition period on December 31, 2020, companies will have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover, which exposes us to further compliance risk. While the European Commission recently adopted an adequacy decision for the UK, meaning data may freely flow from the EU to the UK, the adequacy decision is subject to a “sunset clause”, which provides uncertainty on the ability to rely on the adequacy decision in the long-term. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.
Similarly, there are a number of new state consumer data privacy laws as well as federal and state level legislative proposals in the United States that could impose new obligations on us. For example, the California Consumer Privacy Act, or the CCPA, went into effect on January 1, 2020 and creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA requires covered businesses to provide new disclosures to California consumers, which could include our employees residing in California based on the broad definitions in the law, to provide such consumers new ways to opt out of certain sales of personal information and to allow for new causes of action for data breaches. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, some countries are considering or have passed legislation implementing more onerous data protection requirements or requiring local storage and processing of data or other requirements that could increase the cost and complexity of delivering our services.

Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in November 2020. Effective on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding certain consumers’ rights. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and go into effect on January 1, 2023 and July 1, 2023 respectively.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the nine months ended September 30, 2021 and 2020, we derived 92% and 91%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 40% and 43% of our revenue in the nine months ended September 30, 2021 and 2020, respectively, and 43% of our accounts receivable as of September 30, 2021. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of the COVID-19 pandemic, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.

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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 41% and 39% of our revenue in the nine months ended September 30, 2021 and 2020, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
We have in the past acquired products, technologies and businesses from other parties, such as our 2021 acquisitions of Alsid and Accurics, and we may choose to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions involve many risks, including the following:
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
As of September 30, 2021, we had 23 issued patents and 14 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Companies in the software and technology industries, including some of our current and potential competitors, own significant numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. In the past, we have been subject to allegations of patent infringement that were unsuccessful, and we expect in the future to be subject to claims that we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility or face increasing competition and as we acquire more companies, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to enterprise software companies. We may in the future be subject to claims that employees or contractors, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our competitors or other parties. To the extent that intellectual property claims are made against our customers based on their usage of our technology, we have certain obligations to indemnify and defend such customers from those claims. The term of our contractual indemnity provisions often survives termination or expiration of the applicable agreement. Large indemnity payments, defense costs or damage claims from contractual breach could harm our business, results of operations and financial condition.
There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods, including those relating to companies we acquire. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, could divert our management’s attention and other resources and could result in adverse publicity. These claims could also subject us to making substantial payments for legal fees, settlement payments, and other costs or damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop making, selling, offering for sale, or using technology found to be in violation of a third party’s rights. We might be required to seek a license for the third-party intellectual property rights, which may not be available on reasonable terms or at all. Even if a license is available to us, we may be required to pay significant upfront fees, milestones or royalties, which would increase our operating expenses. Moreover, to the extent we only have a license to any intellectual property used in our solutions, there may be no guarantee of continued access to such intellectual property, including on reasonable terms. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities covered by such intellectual property, and may be unable to compete effectively. Any of these results would adversely affect our business, results of operations, financial condition and cash flows.
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
•failure to comply with the terms of the Credit Agreement;
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
In addition, forecasts of our income tax position and effective tax rate for financial accounting purposes are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and tax laws (and changes to these rules and tax laws), the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses and tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax assets and attributes, our assessment of the need for valuation allowances, effective tax rates by jurisdiction or other factors are different than those estimated, our actual tax rate could be materially different than forecasted, which could have a material impact on our business, financial condition and results of operations.
We currently collect and remit sales and use, value added and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of the amount of taxes owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions. A successful assertion that we are required to pay additional taxes in connection with sales of our solutions, or the imposition of new laws or regulations or the interpretation of existing laws and regulations requiring the payment of additional taxes, would result in increased costs and administrative burdens for us. If we are subject to additional taxes and determine to offset such increased costs by collecting and remitting such taxes from our customers, or otherwise passing those costs through to our customers, companies may be discouraged from using our solutions. Any increased tax burden may decrease our ability or willingness to compete in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past or future sales or otherwise harm our business and operating results.
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
Items 3, 4 and 5 are not applicable and have been omitted.

Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on June 29, 2018
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.1	Credit Agreement, dated as of July 7, 2021, by and among Tenable, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2021
10.2
Share Purchase Agreement, dated as of September 13, 2021, by and among Tenable, Inc., Accurics, Inc., the shareholders of Accurics identified in the Purchase Agreement or joined to the Purchase Agreement pursuant to a joinder agreement, and Shareholder Representative Services LLC, as the representative of Accurics' shareholders thereunder.
Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on September 13, 2021
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

TENABLE HOLDINGS, INC.

Date:	November 3, 2021	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	November 3, 2021	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)