Form 10-K
period 2021-12-31
Tenable Holdings, Inc.
filed 2022-02-25
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3.9 billion.
The number of shares of the Registrant's common stock outstanding as of February 22, 2022 was 109,780,284.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2021.

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
Digital transformation is driving radical change and is powering the economy and our social infrastructure. A digital-first economy is only sustainable if it is built with a solid cybersecurity foundation. As organizations modernize their IT infrastructures and adopt cloud or hybrid cloud architectures that are no longer housed in the confines of their traditional on-premise IT networks, they have less visibility and control over the security of these assets. Organizations are also increasingly implementing modern solutions, such as Cloud, DevOps, Infrastructure as Code, or IaC, Mobility, Internet of Things, or IoT, devices, digital identity, web applications and application containers, to enable the rapid development and deployment of new products, services and business models, as well as to drive operational efficiencies. Further, safety-critical Operational Technology, or OT, such as Industrial Control Systems, are now network-connected and must be secured from cybersecurity threats. As organizations implement these modern solutions, they significantly expand their cyber attack surface.
While other functions in an organization, such as finance and operations, have systems to help them manage and measure risk, cybersecurity risk has not historically been adequately measured or understood. We are building on our deep technology expertise as a pioneer in the vulnerability assessment and management market to provide broad visibility across the modern attack surface and deep insights to help security teams, executives and boards of directors prioritize and measure Cyber Exposure. We believe our Cyber Exposure solutions are transforming how cybersecurity risk is managed and measured and will help organizations more rapidly embrace digital transformation.
In 2021, 2020 and 2019 our total revenue was $541.1 million, $440.2 million and $354.6 million, respectively, representing year-over-year growth rates of 23% from 2020 to 2021 and 24% from 2019 to 2020. Our net loss was $46.7 million, $42.7 million and $99.0 million in 2021, 2020 and 2019, respectively. Our cash flows from operating activities were $96.8 million, $64.2 million and $(10.7) million in 2021, 2020 and 2019, respectively.
Our Enterprise Platform Offerings
Our enterprise platform enables organizations to answer foundational and strategic questions such as:
•Where are we exposed?
•Where should we prioritize remediation based on risk?
•Are we reducing our exposure over time?
•How do we compare to our peers?
We have continued to expand and diversify our platform offerings from traditional vulnerability management (VM) solutions, which include Tenable.sc and Nessus, to our cloud exposure solutions, which include Tenable.ep, Tenable.io, Tenable.cs, Tenable Web Scanning, or Tenable.io WAS, Tenable.ad and Tenable.ot. Our platform offerings provide broad visibility into security issues such as vulnerabilities, misconfigurations, internal and regulatory compliance violations and other indicators of the state of an organization’s security across IT infrastructure and applications, cloud environments, DevOps environments, Active Directory and Identity environments, and Industrial IoT and OT environments. We also provide deep analytics to help organizations score, trend and compare their cyber exposure over time, and communicate cyber risk in business terms to make better strategic decisions. Our platform offerings integrate and analyze data from our native collectors alongside IT asset, vulnerability and threat data from third-party systems and applications to prioritize security issues for remediation and focus an organization’s resources based on risk and business criticality.
Tenable.ep is our unified platform that helps organizations identify, assess and accurately prioritize cyber risks across the entire attack surface. In addition to streamlining risk-based vulnerability management, Tenable.ep delivers deep business insights that empower organizations to calculate, communicate and compare their cyber risk exposure over time with that of their industry peers. These advanced capabilities enable a better understanding of the overall effectiveness of security programs and provide a key guide for strategic decision-making. Tenable.ep includes Tenable.io, Tenable.cs, Tenable.io WAS, Tenable.ad, and Tenable Lumin risk analytics.
Tenable.io is our cloud-delivered software as a service, or SaaS, offering that provides organizations with a risk-based view of traditional and modern attack surfaces. Tenable.io is designed with views, workflows and dashboards to deliver a complete and continuous view of all assets, both known and previously unknown, and any associated vulnerabilities, internal and regulatory compliance violations, misconfigurations and other cybersecurity issues, prioritize these issues for remediation based on risk assessment and predictive analytics, and provide insightful remediation guidance. Tenable.io is available as a standalone solution or as part of Tenable.ep.
Tenable.cs is our cloud-native application platform that enables organizations to programmatically detect and fix cloud infrastructure misconfigurations in the design, build and runtime phases of the Software Development Lifecycle to prevent unresolved insecure configuration or exploitable vulnerabilities from reaching production. Tenable.cs secures IaC before deployment, maintains a secure posture in runtime, and controls policy deviations over time by synchronizing configuration between runtime and IaC. Tenable.cs also includes Frictionless or Nessus Assessment for cloud workloads as well as Container Security to assess cloud hosts and container images for vulnerabilities without the need to manage scan schedules, credentials or agents. Tenable.cs is available as a standalone solution, as part of Tenable.io or as part of Tenable.ep.
Tenable.io WAS provides easy-to-use, comprehensive and automated vulnerability scanning for modern web applications, and allows organizations to quickly configure and manage web app scans, enabling them to identify vulnerabilities and prioritize remediation. Tenable.io WAS is available as part of Tenable.io or Tenable.ep.
Tenable.ad is our solution to secure Active Directory environments by enabling users to find and fix existing weaknesses before they are exploited and detect and respond to ongoing attacks in real time without the need to deploy agents or use privileged accounts. Tenable.ad is sold as a stand-alone solution and integrates with Tenable.io and Tenable.sc.
Tenable.ot is our solution that provides threat detection, asset tracking, vulnerability management, and configuration control capabilities to protect OT environments, including industrial networks. Tenable.ot is sold as a stand-alone solution and integrates with Tenable.io and Tenable.sc.
Tenable.sc is our on-premise offering that provides a risk-based view of an organization’s IT, security and compliance posture so organizations can quickly identify, investigate and prioritize their assets and vulnerabilities based on risk assessment and predictive analytics, and provide insightful remediation guidance.
Our enterprise platform offerings deliver the following capabilities:
•Live asset discovery. We can automatically discover a broad range of traditional and modern IT assets, including on-premises infrastructure, web applications, cloud environments, mobile devices, containers, IoT devices and OT systems. We use a combination of active scanning, passive network monitoring and public cloud monitoring via our connectors to identify known and unknown assets on the network.
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
Nessus
Nessus is one of the most widely deployed vulnerability assessment solutions in the cybersecurity industry and underpins our enterprise platform. Since the introduction of Nessus in 1998, an extensive community of Nessus users has emerged. We continue to cultivate knowledge and affinity within this user base, which, when combined with our enterprise customers and our Tenable Research team of cybersecurity and data science experts, creates powerful network effects in the form of a continuous feedback loop of data and insights. We use these learnings to expand our assessment capabilities and coverage, continually optimize our solutions and inform our product strategy and innovation priorities. We believe these data and insights will also fuel and strengthen our benchmarking capabilities over time.
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
Nessus Essentials is our free version of our Nessus product, which includes vulnerability assessment for a limited number of assets, but does not include access to support and certain features that Nessus Professional customers enjoy.
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
Our Growth Strategy
Our objectives are to maintain our market leadership in Cyber Exposure and to capture our large market opportunity. To accomplish these objectives, we intend to:
•Continue to Acquire New Enterprise Platform Customers. We believe there is a substantial opportunity to increase adoption of our enterprise platform offerings. We have experienced growth in new enterprise platform customers due to improved product capabilities and investments in sales and marketing. We intend to continue to aggressively pursue new domestic and international customers by adding sales capacity and leveraging our network of channel partnerships around the world.
•Expand Asset Coverage Within Our Customer Base. We believe we have a significant opportunity to expand our relationships with our existing customers by targeting additional teams, business units or geographies, pursuing broad enterprise deployments and generally expanding our coverage of their IT assets and cross-selling new applications and solutions.
•Invest in Our Technology Platform. We intend to continue to innovate, develop and broaden our exposure and traditional vulnerability management solutions, including expanding the coverage of emerging attack surfaces and asset types and the addition of analytical capabilities, to help our customers measure and manage their cyber exposure. As we collect more data and ingest more data from third-party sources, we believe our data set will become even more valuable over time, which will allow us to continue to develop new analytical products and capabilities to our existing product suite over time.
•Explore Acquisition Opportunities. We intend to acquire other businesses, technology and/or development personnel that will expand and enhance the functionality of our platform offerings.
◦In February 2022, we acquired Cymptom to expand our products' ability to identify, understand and disrupt attack paths in enterprise networks.
◦In October 2021, we acquired Accurics to expand our cloud strategy and ability to assess IaC.
◦In April 2021, we acquired Alsid to expand our product offerings to include active directory security.

◦In 2019, we acquired Indegy Ltd., or Indegy, to expand our depth of OT expertise and intelligence and our breadth of OT-specific capabilities from vulnerability management to asset inventory, configuration management and threat detection.
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
Our customers are located in over 170 countries and include enterprises of all sizes and span a wide range of industries, including manufacturing, energy and industrials; technology, media and telecommunications; banking, insurance and finance; government, education and non-profit; healthcare; and retail and consumer.
As of December 31, 2021, we had approximately 40,000 customers. At December 31, 2021 our customers included approximately 60% of the Fortune 500 and approximately 40% of the Global 2000. In 2021, 2020 and 2019, no single customer represented more than 2% of our revenue.
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

Our research and development expense was $116.4 million, $101.7 million and $87.1 million in 2021, 2020 and 2019, respectively.
Backlog
We define backlog as contractually committed orders to be invoiced under our existing agreements that are not included in the deferred revenue on our consolidated balance sheets. At December 31, 2021 and 2020, we had backlog of $27.7 million and $8.0 million, respectively. We expect substantially all of the backlog at December 31, 2021 to be invoiced within the following twelve months.
Competition
The market for cybersecurity solutions is fragmented, intensely competitive and constantly evolving. We compete with a range of established and emerging cybersecurity software and services vendors, as well as homegrown solutions. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Rapid7; diversified security software and services vendors; endpoint security vendors with nascent vulnerability assessment capabilities, including CrowdStrike; public cloud vendors and companies, such as Palo Alto Networks, that offer solutions for cloud security (private, public and hybrid cloud); and providers of point solutions that compete with some of the features present in our solutions. We also compete against internally-developed efforts that often use open source solutions.
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
As of December 31, 2021, we had 23 issued patents and 15 patent applications pending in the United States. Our issued patents expire between 2027 and 2039 and cover our network scanning, monitoring and analysis technologies and additional features of our platform offerings. As of December 31, 2021, we had 15 registered trademarks and 13 trademark applications pending in the United States. We view our copyrights, trade secrets and know-how as a significant component of our intellectual property assets.
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
In the ordinary course of our business, we process personal information. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, or the CCPA, the Colorado Privacy Act, Virginia’s Consumer Data Protection Act, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of the United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act of 2018, or UK GDPR, and the ePrivacy Directive.
The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal information. The EU GDPR applies to companies established in the European Economic Area, or EEA, and to companies established outside the EEA that process personal information in connection with the offering of goods or services to individuals in the EEA or the monitoring of the behavior of individuals in the EEA. The EU GDPR includes stringent and complex obligations on entities that receive or process personal information, along with significant penalties for non-compliance, more robust obligations on data processors and data controllers, greater rights for individuals, and heavier documentation requirements for data protection compliance programs. In addition, the EU GDPR increases the scrutiny of transfers of personal information from locations in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of consolidated annual worldwide gross revenue). Similarly, the CCPA imposes many obligations on covered businesses, including to provide specific disclosures related to a business’s collecting, using, and disclosing personal information and to respond to certain requests from California residents related to their personal information (for example, requests to know of the business’s personal information processing activities, to delete the individual’s personal information, and to opt out of certain personal information disclosures). The CCPA provides for civil penalties (up to $7,500 per violation) and has a private cause of action for data breaches.
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
Human Capital
As of December 31, 2021, we had 1,617 employees, including 635 employees located outside of the United States. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Certain international employees are subject to collective bargaining agreements in connection with local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Compensation, Benefits and Talent Development
We provide robust compensation and benefits packages to attract and retain our talent. We aim to incentivize our employees by aligning a portion of their compensation with the overall success of our business. In addition to base salary, our benefits packages include annual bonuses, equity awards, an employee stock purchase plan, retirement plans, along with health and wellness benefits. Equity awards of restricted stock units that vest over time are granted to new hires and to employees on an annual basis. Employees are eligible to participate in our Employee Stock Purchase Plan, in which employees may contribute a percentage of their compensation to purchase shares of our common stock at a discount. Our health and welfare benefits include health and life insurance, paid time off, family leave, and employee assistance programs. We are committed to a hybrid workplace strategy where employees have the flexibility to define the environment where they can do their best work.
We promote and support employee development and organizational effectiveness by providing high-quality learning and development programs as well as tuition assistance programs. These programs are designed to meet individual, team, and organizational needs and objectives. We strive to enhance learning and development programs to create a better workplace environment and to build a better Tenable.
Diversity and Inclusion
We seek to cultivate a diverse and inclusive workforce and environment to achieve exceptional business results. When we value and celebrate differences, we drive more innovation and grow closer to our customers, partners, and communities. We strive to be a career destination where employees from all backgrounds are welcome and empowered, treated with fairness and respect, presented with opportunities to make a difference, and provided opportunities to grow.
We undertake numerous efforts to increase diversity in our employee population and to foster a culture of fairness and belonging through a number of measures in our recruiting, engagement, retention, and outreach practices. Our dedicated Diversity and Inclusion Council and Employee Resource Groups – along with our committed leaders and managers – strive to attract and hire employees who bring broad diversity of background, thought, and style into the company and foster a sense of inclusion to make them want to stay. To support these initiatives, we build partnerships within our communities to support organizations and events that strive for greater representation of women and underrepresented minorities in cybersecurity, hold inclusion and bias mitigation training and offer targeted development opportunities to assist with career advancement. In addition to our global talent acquisition team receiving a diversity sourcing and recruiting certification, we have hired a team to help spearhead these initiatives.
Environmental Stewardship
Our Board and management team recognize that we have a role to play in environmental stewardship. We believe that environmentally responsible operating practices are important to generating value for our stockholders, being a good partner with our customers, and being a good employer to our employees.
Energy consumption and usage within data centers is an important component of our day-to-day operations of our business. We outsource our data center needs to Amazon Web Services (“AWS”). In 2014, AWS shared its long-term commitment to achieve 100 percent renewable energy usage for the global AWS infrastructure footprint. Additionally, our corporate headquarters is a LEED Certified Gold for Core Construction and we are pursuing an Energy Star rating.
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
Selected Risks Affecting Our Business
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in this “Risk Factors” section, including the following:
•Our business, operations and financial performance may be negatively affected by adverse changes in the evolving COVID-19 pandemic.
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
•Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliability and accuracy of our data, solutions, infrastructure and those of third parties upon which we rely. If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, or if our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, or if they contain undetected errors or defects, we could experience adverse consequences.
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
•We are subject to stringent and changing obligations related to data privacy and security. Our failure or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequence.
•We rely on our third-party channel partner network of distributors and resellers to generate a substantial amount of our revenue.
•We rely on the performance of highly skilled personnel, including senior management and our engineering, professional services, sales and technology professionals, and our ability to increase our customer base will depend to a significant extent on our ability to expand our sales and marketing operations.
Risks Related to Our Business and Industry
Our business, operations and financial performance may be negatively affected by adverse changes in the evolving COVID-19 pandemic.
As of December 31, 2021, we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic. However, the COVID-19 pandemic is continuing to evolve rapidly, and significant adverse changes in the spread or severity of COVID-19 infections and the resulting societal impact, and response thereto, could have material adverse impacts on our business, operations and financial performance. The COVID-19 pandemic resulted in travel and other restrictions, including state and local orders across the United States and in countries in which we operate that, among other things, directed individuals to follow social distancing guidelines and or to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. In response to public health directives and orders, we implemented work-from-home policies for our global workforce, including at our headquarters in Columbia, Maryland. As the COVID-19 pandemic has evolved and as these restrictions have eased or been reinstated in response to COVID-19 variants such as Delta and Omicron, we have continued to update our employee health and safety policies, including relating to business travel and in-person office work. As conditions permit, we will continue to allow some activities, including limited business travel and in-person work at the option of the employee at certain of our global office locations, including at our headquarters. In-person work at our offices or business travel could expose our employees to health risks, and us to associated liability, and could create additional risks and operational challenges that require us to make additional investments in the design, implementation and enforcement of new workplace and travel health and safety protocols. We expect to continue our hybrid work policies indefinitely and that many employees will choose to continue to work remotely or a hybrid of in-person and remote work, which presents risks, uncertainties and costs that could affect our performance, including operational and workplace culture challenges, uncertainty regarding office space needs and heightened vulnerability to cyberattacks. Further, we anticipate that our revenue growth could be adversely impacted by developments in the COVID-19 pandemic that negatively impact global economic conditions, including, for example, as a result of the tightening of health and safety restrictions in the United States or globally.
Adverse developments in the COVID-19 pandemic could also impact our partners, customers and service providers. Health concerns and political or governmental developments in response to COVID-19 has created or contributed to economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate. As a result, existing and potential customers have and may continue to choose to reduce or delay technology spending in response to the ongoing COVID-19 pandemic, or may attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results, financial condition and prospects. Because our platform offerings are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods, and such effects may be offset by temporary decreases in our expenses related to restrictions on the conduct of our business. We expect to incur additional costs as we resume business-related travel and return to the office, the timing and extent of which remains subject to ongoing developments in the COVID-19 pandemic.
The full extent to which changes in the COVID-19 pandemic impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-K, such as the duration of the outbreak, the duration and effect of business disruptions, the ongoing effectiveness and widespread adoption of vaccines, both domestically and globally, the duration and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease, and the impact of new variants or mutations of the coronavirus, such as the Delta or Omicron variants. An increase or extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration of these impacts is uncertain. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our partners and customers, or the global economy as a whole.
In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
We have a history of losses and may not achieve or maintain profitability in the future.
We have historically incurred net losses, including net losses of $46.7 million, $42.7 million and $99.0 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $654.5 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Further, although we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic as of December 31, 2021, we do not yet know the full effects of the evolving pandemic, which increases the difficulty in predicting future results of operations.
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
The market for cybersecurity solutions is fragmented, intensely competitive and constantly evolving. We compete with a range of established and emerging cybersecurity software and services vendors, as well as homegrown solutions. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Rapid7; diversified security software and services vendors; endpoint security vendors with nascent vulnerability assessment capabilities, including CrowdStrike; public cloud vendors and companies, such as Palo Alto Networks, that offer solutions for cloud security (private, public and hybrid cloud); and providers of point solutions that compete with some of the features present in our solutions. We also compete against internally-developed efforts that often use open source solutions.
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
Additionally, the cybersecurity market is characterized by very rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards. Our success depends on continued innovation to provide features that make our solutions responsive to the cybersecurity landscape, including the shift to employees working from home or in hybrid environments and the increasing adoption by organizations of cloud or hybrid cloud architectures during the COVID-19 pandemic. Developing new solutions and product enhancements is uncertain, expensive and time-consuming, and there is no assurance that such activities will result in significant cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected. Further, we may not be able to successfully anticipate or adapt to changing technology or customer requirements or the dynamic threat landscape on a timely basis, or at all, which would impair our ability to execute on our business strategy. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or new or evolving attacks by, or indicators of compromise that identify, cyber bad actors.
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
From 2020 to 2021, our revenue grew from $440.2 million to $541.1 million, representing year-over-year growth of 23%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
If we are unable to maintain consistent revenue or revenue growth, including as a result of the ongoing COVID-19 pandemic or related macroeconomic conditions, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
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
We recognize substantially all of our revenue ratably over the terms of our subscriptions with customers, which generally occurs over a one-year period and, for our perpetual licenses, over a five-year expected period of benefit. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period, including as a result of the ongoing COVID-19 pandemic or related macroeconomic conditions, may not be immediately reflected in our revenue results for that period. This decline, however, would negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. This also makes it difficult for us to rapidly increase our revenue growth through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.
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
Our enterprise platform offerings, Tenable.ep, Tenable.io, Tenable.cs, Tenable.ad, Tenable.ot, and Tenable.sc must interoperate with our customers’ existing network and security infrastructure, including remote devices. These complex systems are developed, delivered and maintained by the customer, their employees and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure, including remote devices, have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security offerings to customers with highly complex and customized networks, including remote devices, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure, new usage trends, such as remote and hybrid work during the COVID-19 pandemic, or new industry standards or protocols are introduced, we may have to update or enhance our cloud platform and our other solutions to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.
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
Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliability and accuracy of our data, solutions, infrastructure and those of third parties upon which we rely. If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, or if our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, or if they contain undetected errors or defects, we could experience adverse consequences.
In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary, confidential, and sensitive information, including personal information, intellectual property, and trade secrets. We rely on third party service providers and technologies to operate critical business systems, including processing this confidential and sensitive information.
Threats to information systems and data come from a variety of sources. In addition to computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state-supported actors now engage in attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to: social-engineering attacks (including through phishing attacks); malicious code (such as viruses and worms); malware (including as a result of persistent threat intrusions); denial-of-service attacks (such as credential stuffing); personnel misconduct or error; ransomware attacks; supply-chain attacks; software bugs; server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures, and other similar threats. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be necessary to make extortion payments, but we may be unable to do so if applicable laws prohibit such payments.
Any of these or similar threats could cause a security incident or other interruption. These incidents and interruptions can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Because the techniques used to obtain unauthorized access, insert malicious code or otherwise sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to implement adequate preventative measures or timely discover these intrusions.

If we, or a third party upon which we rely, experience a security incident or interruption, or are perceived to have experienced a security incident or interruption, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting obligations and/or oversight; restrictions on processing information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions of our operations (including availability of data); financial loss; and other similar harm. We sell cybersecurity products and, as a result, may be at increased risk of being a target of cyberattacks designed to penetrate our platform or internal systems or to otherwise impede the performance of our products. We may be required to expend additional, significant resources, fundamentally change our business activities or practices, or modify our operations or information technology in an effort to protect against security incidents or other interruptions.
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
Additionally, applicable data protection requirements may require us to implement specific security measures or use new or different industry-standard measures designed to protect against security incidents. Data protection requirements may also require us to notify relevant stakeholders of security incidents, including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies and others. Such disclosures are costly, and the disclosures or failure to comply with such requirements could lead to adverse impacts, including reputational harm or fines and penalties. There can be no assurance that any limitations or exclusions of liabilities in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with data protection requirements related to information security or security incidents. We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other impacts arising out of security incidents.

Our future quarterly results of operations are likely to fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•the potential impact of the evolving COVID-19 pandemic on our business and that of our partners and customers;
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
Our subscription offerings are term-based and a majority of our subscription contracts are for one year in duration. In order for us to maintain or improve our results of operations, it is important that a high percentage of our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate if our existing customers choose to reduce or delay technology spending in response to economic conditions resulting from the ongoing COVID-19 pandemic or other macroeconomic factors that could lead to decreased spending, as well as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described in this Annual Report on Form 10-K. Additionally, many of our customers, including certain top customers, have the right to terminate their agreements with us for convenience and for other reasons. We cannot assure you that customers will maintain their agreements with us, renew subscriptions or increase their usage of our software. If our customers do not maintain or renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be harmed.
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
The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our solutions. We sell our solutions primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Our average sales cycle with an enterprise customer is approximately four months, and to the extent we continue to enter into larger deals, our average sales cycle is likely to increase. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or service under consideration. The ongoing COVID-19 pandemic and related economic uncertainty have also continued to impact the budgets and purchasing decisions and processes of certain of our customers and prospective customers, some of whom have added additional controls on expenditures and require additional internal approvals of expenditures, even if relatively small in dollar amount, all of which could lengthen our sales cycle. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
We are subject to stringent and changing obligations related to data privacy and security. Our failure or perceived failure to comply with such obligations, could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of our business, we process personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and sensitive third-party information. Our data processing activities subject us, and third parties upon which we rely, to numerous data privacy and security obligations, such as various laws, rules, regulations, guidance, industry standards, external and internal privacy policies, contracts, and other obligations that govern the processing of personal information by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act, or the CCPA, imposes obligations on businesses to which it applies including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Further, the California Privacy Rights Act, or CPRA, effective on January 1, 2023, will expand the CCPA, including by expanding certain consumers’ rights. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and go into effect on January 1, 2023 and July 1, 2023 respectively.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal information of individuals. Violations of these obligations carry significant potential consequences. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on processing, as well as fines of up to €20 million or up to 4% of the annual global revenue, whichever is greater. We have an internal data privacy function that oversees and supervises our compliance with European and UK data protection regulations but, despite our efforts, we may fail, or be perceived to have failed, to comply.
Additionally, certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer personal information across jurisdictions (such as transferring or receiving personal information that originates in the EU or UK). Existing mechanisms that may facilitate cross-border personal information transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the European Economic Area, such as the United States, which the EU does not consider to provide an adequate level of data privacy and security, unless certain safeguards are in place. While we have taken steps to lawfully transfer personal information, the efficacy and longevity of these mechanisms remains uncertain.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Existing and proposed laws and regulations can be costly to comply with, can delay or impede the development or adoption of our products and services and require significant management time and attention. Although we endeavor to comply with all data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences include, but are not limited to: government enforcement actions (such as investigations, fines, penalties, audits, inspections); litigation (including class-related claims); additional reporting requirements and/or oversight. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations, inability to process personal information or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; reputational harm; loss of customers; reduction in the use of our products; or revision or restricting of our operations.
We rely on our third-party channel partner network of distributors and resellers to generate a substantial amount of our revenue.
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In 2021, 2020 and 2019, we derived 92%, 91% and 90%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 39%, 43% and 43% of our revenue in 2021, 2020 and 2019, respectively, and 32% of our accounts receivable as of December 31, 2021 and 41% as of December 31, 2020. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of the ongoing COVID-19 pandemic, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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
Our new offerings or enhancements and changes to our existing offerings could fail to attain sufficient market acceptance for many reasons, including:
•failure to predict market demand accurately, including changes in demand as a result of the ongoing COVID-19 pandemic or related macroeconomic trends, in terms of functionality and to supply offerings that meets this demand in a timely fashion;
•defects, errors or failures;
•negative publicity about their performance or effectiveness;

•delays in releasing our new offerings or enhancements to our existing offerings to the market;
•introduction or anticipated introduction of competing products by our competitors;
•poor business conditions for our customers, including as a result of the ongoing COVID-19 pandemic, causing them to delay or forgo IT purchases; and
•reluctance of customers to purchase cloud-based offerings.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 42% and 39% of our revenue in 2021 and 2020, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
•increased management, infrastructure and legal costs associated with having international operations;
•reliance on channel partners;
•trade and foreign exchange restrictions, including potential changes in trade relations arising from policy initiatives;
•economic or political instability in foreign markets, including instability related to the United Kingdom’s recent exit from the European Union and the corresponding impact on its ongoing legal, political, and economic relationship with the European Union and heightened levels of inflation;
•travel restrictions resulting from the COVID-19 pandemic, including restrictions on U.S. travelers entering some foreign countries;
•greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;
•changes in regulatory requirements, including, but not limited to data privacy, data protection and data security regulations;
•difficulties and costs of staffing, managing and potentially reorganizing foreign operations, including increased employee recruitment, training and retention costs related to global employment turnover trends and inflationary pressures in the labor market stemming from the COVID-19 pandemic;
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
Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business is intense. The recent move by companies to offer a remote or hybrid work environment may increase competition for such employees outside of our traditional office locations. In addition, employee turnover rates in the broader global economy and inflationary pressures in the labor market have increased during the ongoing COVID-19 pandemic and may continue to be elevated, which has led, and could continue to lead. to increased recruiting, training and retention costs. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or maintaining our corporate culture in a hybrid or remote work environment, our business would be adversely affected.
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
While we have begun to initiate hybrid remote and in-person work policies, substantially all of our employees have been working remotely due to the COVID-19 pandemic, which may pose additional security risks. Our business operations are subject to interruption by natural disasters, including those related to the long-term effects of climate change, and other catastrophic events such as fire, floods, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic, such as the COVID-19 pandemic. To the extent such events impact our corporate headquarters, other facilities, or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.
Recent and future acquisitions could disrupt our business and adversely affect our business operations and financial results.
We have in the past acquired products, technologies and businesses from other parties, such as our 2021 acquisitions of Alsid and Accurics, and we expect to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions involve many risks, including the following:
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
Loans under the Credit Agreement bear interest at a rate based on the London Interbank Offered Rate, or LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority, or the FCA, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. However, the cessation date has been deferred to June 30, 2023 for the most commonly used tenors in U.S. dollar LIBOR (i.e., overnight and one, three and six months). This extension to 2023 means that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. If changes to LIBOR result in an increase in rates, our interest expense under the Credit Agreement would increase. Further, if LIBOR is no longer available, our Credit Agreement provides a process to determine a substitute rate, and if such substitute rate is higher than LIBOR, our interest expense under the Credit Agreement would increase.
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
As of December 31, 2021, we had 23 issued patents and 15 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software, we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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
•sales of shares of our common stock by us or our stockholders;
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
Sales of a substantial number of shares of our common stock in the public market by us or our stockholders, or the perception that these sales might occur, could depress the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Further, the number of new shares of our common stock issued by us in connection with raising additional capital in connection with a financing, acquisition, investment or otherwise could result in substantial dilution to our existing stockholders.
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
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing for the expensing of certain capital expenditures, and adopting a modified territorial system. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. The issuance of additional regulatory or accounting guidance related to existing or future laws, or changes proposed or implemented by the current or a future U.S. presidential administration, Congress, taxing authorities outside of the United States or otherwise, could materially affect our tax obligations and effective tax rate.
In addition, forecasts of our income tax position and effective tax rate for financial accounting purposes are complex and subject to significant judgment and uncertainty because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and tax laws (and changes to these rules and tax laws), the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses and tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax assets and attributes, our assessment of the need for valuation allowances, effective tax rates by jurisdiction or other factors are different than those estimated, our actual tax rate could be materially different than forecasted, which could have a material impact on our business, financial condition and results of operations.
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
As of December 31, 2021 we had U.S. federal, state and foreign NOLs, of $398.5 million, $226.1 million, and $289.9 million, respectively, available to offset future taxable income, some of which begin to expire in 2030. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2021, is subject to certain limitations. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our corporate headquarters in Columbia, Maryland consist of approximately 160,000 square feet under a lease that expires in February 2032. We maintain additional offices in multiple locations in the United States and internationally in Europe and the Middle East, Asia Pacific and South America. We believe that our current facilities are adequate to meet our ongoing needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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
Holders of Record
At December 31, 2021, we had 18 holders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any dividends on our common stock. In addition, our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, contains restrictive covenants that limit our ability to pay dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business and do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements, and other factors that our board of directors may deem relevant.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.        Selected Financial Data
The following selected consolidated statements of operations data for the years ended December 31, 2021, 2020 and 2019 and the selected consolidated balance sheet data as of December 31, 2021 and 2020 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2018 and 2017 and consolidated balance sheet data as of December 31, 2019, 2018 and 2017 are from our audited financial statements not included in this Annual Report on Form 10-K.
You should read the following selected financial data with the historical consolidated financial statements and related notes to those statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019	2018	2017
Revenue	$541,130	$440,221	$354,586	$267,360	$187,727
Cost of revenue(1)	106,396	77,554	60,818	43,167	25,588
Gross profit	434,734	362,667	293,768	224,193	162,139
Operating expenses:
Sales and marketing(1)	270,158	224,277	228,035	173,344	116,299
Research and development(1)	116,432	101,687	87,064	76,698	57,673
General and administrative(1)	89,912	73,136	69,468	46,732	28,927
Total operating expenses	476,502	399,100	384,567	296,774	202,899
Loss from operations	(41,768)	(36,433)	(90,799)	(72,581)	(40,760)
Interest (expense) income, net	(6,896)	1,244	5,830	2,355	(75)
Other expense, net	(1,965)	(1,885)	(680)	(931)	(16)
Loss before income taxes	(50,629)	(37,074)	(85,649)	(71,157)	(40,851)
(Benefit) provision for income taxes	(3,952)	5,657	13,364	2,364	171
Net loss	(46,677)	(42,731)	(99,013)	(73,521)	(41,022)
Accretion of Series A and B redeemable convertible preferred stock	—	—	—	(434)	(763)
Net loss attributable to common stockholders	$(46,677)	$(42,731)	$(99,013)	$(73,955)	$(41,785)

Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.44)	$(0.42)	$(1.03)	$(1.38)	$(1.88)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	106,387	101,009	96,014	53,669	22,211
_______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019	2018	2017
Cost of revenue	$4,446	$3,158	$2,817	$1,707	$281
Sales and marketing	29,410	19,842	16,032	6,911	1,579
Research and development	20,593	14,794	8,911	5,804	1,782
General and administrative	24,956	21,779	15,683	8,453	4,118
Total stock-based compensation expense	$79,405	$59,573	$43,443	$22,875	$7,760
(2)    See Note 12 to our consolidated financial statements in this Annual Report on Form 10-K for details on the calculation of basic and diluted net loss per share attributable to common stockholders.

Consolidated Balance Sheet Data:	December 31,
(in thousands)	2021	2020	2019	2018	2017
Cash and cash equivalents	$278,000	$178,223	$74,363	$165,116	$27,210
Working capital (deficit)(1)	265,556	108,891	35,319	142,484	(69,091)
Total assets	1,248,819	690,589	558,612	460,612	164,337
Deferred revenue, current and non-current	530,885	434,510	363,127	289,903	225,818
Term loan, net of issuance costs (net of current portion)	364,728	—	—	—	—
Redeemable convertible preferred stock	—	—	—	—	277,735
Accumulated deficit	(654,529)	(607,852)	(565,121)	(466,108)	(392,587)
Total stockholders' equity (deficit)	215,313	150,665	98,905	121,763	(371,665)
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
We have continued to expand and diversify our platform offerings from traditional vulnerability management (VM) solutions, which include Tenable.sc and Nessus, to our cloud exposure solutions, which include Tenable.ep, Tenable.io, Tenable.cs, Tenable Web Scanning, or Tenable.io WAS, Tenable.ad and Tenable.ot. Our platform offerings provide broad visibility into security issues such as vulnerabilities, misconfigurations, internal and regulatory compliance violations and other indicators of the state of an organization’s security across IT infrastructure and applications, cloud environments, DevOps environments, Active Directory and Identity environments, and Industrial IoT and OT environments. We also provide deep analytics to help organizations score, trend and compare their cyber exposure over time, and communicate cyber risk in business terms to make better strategic decisions. Our platform offerings integrate and analyze data from our native collectors alongside IT asset, vulnerability and threat data from third-party systems and applications to prioritize security issues for remediation and focus an organization’s resources based on risk and business criticality.
Our platform offerings are primarily sold on a subscription basis with a one-year term. Our subscription terms are generally not longer than three years. These offerings are typically prepaid in advance. To a lesser extent, we recognize revenue ratably from perpetual licenses and from the related ongoing maintenance.
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
Many of our enterprise platform customers initially use either our free or paid version of Nessus, one of the most widely deployed vulnerability assessment solutions in the cybersecurity industry. Nessus, which is sold on a stand-alone basis and is the technology that underpins our enterprise platform offerings, is designed to quickly and accurately identify security vulnerabilities, configuration issues and malware. Our free version of Nessus, Nessus Essentials, allows for vulnerability assessment over a limited number of IP addresses. We believe many of our Nessus customers begin with Nessus Essentials and subsequently upgrade to Nessus Professional, the paid version of Nessus; however, we expect a significant number of users to continue to use Nessus Essentials.
Revenue in 2021, 2020 and 2019 was $541.1 million, $440.2 million and $354.6 million, representing year-over-year growth of 23% and 24%, respectively. Our recurring revenue, which includes revenue from subscription arrangements for software and cloud-based solutions and maintenance associated with perpetual licenses, represented 94.6%, 93.6% and 91.8% of revenue in 2021, 2020 and 2019, respectively. Our net loss in 2021, 2020 and 2019 was $46.7 million, $42.7 million and $99.0 million, respectively, as we continue to invest in our business and market opportunity. Our cash flows from operating activities were $96.8 million, $64.2 million and $(10.7) million in 2021, 2020 and 2019, respectively.

COVID-19 Update
While we have not seen a significant adverse impact on our business from the pandemic as of December 31, 2021, the extent to which it will impact our business and operations will depend on future developments that are uncertain. We continue to monitor the impact of the COVID-19 pandemic on our customers, partners, employees and service providers. We have resumed limited business travel and adopted a hybrid work environment, which we expect will lead to additional costs. For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the "Liquidity and Capital Resources" section below and “Risk Factors” in Part I, Item 1A of this Form 10-K.
Financial Highlights
Below are our key financial results:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Revenue	$541,130	$440,221	$354,586
Loss from operations	(41,768)	(36,433)	(90,799)
Net loss	(46,677)	(42,731)	(99,013)
Net loss per share, basic and diluted	(0.44)	(0.42)	(1.03)
Net cash provided by (used in) operating activities	96,765	64,232	(10,744)
Purchases of property and equipment	(6,561)	(20,277)	(20,674)
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
Our dollar-based net expansion rate for 2021 exceeded 110% on an LTM basis. Our dollar-based net expansion rate may fluctuate from quarter to quarter if our existing customers choose to reduce or delay technology spending in response to economic conditions resulting from the COVID-19 pandemic, or as a result of a number of other factors, including our existing customers' satisfaction with our solutions, the pricing of our solutions and the ability of competing solutions and the pricing thereof.
We also utilize an alternative dollar-based net expansion rate to assess our ability to expand sales with existing customers and evaluate the performance of our sales team. This alternative dollar-based net expansion rate is based on the methodology described above, but excludes the annual contract value of prior period multi-year sales from ARR in the numerator and the denominator of the calculation. We believe this methodology more closely aligns with the renewal and expansion goals established for our sales team because it measures net expansion by customers with contracts up for renewal during the period. Applying this methodology would have increased the dollar-based net expansion rate by two to five percentage points in 2020 and 2021.
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue to invest in sales and marketing to grow our sales team, expand brand and Cyber Exposure awareness and optimize our channel partner network. We also intend to continue to invest in our research and development team to further our technological leadership position in Cyber Exposure and enhance the functionality of our solutions. Any investments we make in our sales and marketing and research and development teams will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. We expect to acquire businesses, technology and/or development personnel that will expand and enhance the functionality of our platform offerings. These investment activities could increase our net losses over the short term if our revenue growth does not increase at higher rates. However, we expect that these investments will ultimately benefit our results of operations.
Key Operating and Financial Metrics
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain operating metrics and non-GAAP financial measures, as described below, to understand and evaluate our core operating and financial performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance the overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
We believe that these operating metrics and non-GAAP financial measures provide useful information about our operating and financial performance, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to important metrics used by management for financial and operational decision-making. We include these operating metrics and non-GAAP financial measures to present our operating and financial performance using a management view and because we believe that these measures provide an additional comparison of our core operating and financial performance over multiple periods with other companies in our industry.
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue	$541,130	$440,221	$354,586
Deferred revenue (current), end of period	407,498	328,819	274,348
Deferred revenue (current), beginning of period(1)	(331,462)	(274,348)	(214,069)
Calculated current billings	$617,166	$494,692	$414,865
_______________
(1)    Deferred revenue (current), beginning of period for 2021 and 2019 includes $2.6 million and $0.4 million, respectively, related to acquired deferred revenue.
Free Cash Flow and Unlevered Free Cash Flow
We use the non-GAAP measure of free cash flow, which we define as GAAP net cash flows from operating activities reduced by purchases of property and equipment. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment, for investment in our business and to make acquisitions. We believe that free cash flow is useful as a liquidity measure because it measures our ability to generate or use cash.
We also use the non-GAAP measure of unlevered free cash flow, which we define as free cash flow plus cash paid for interest and other financing costs. We believe unlevered free cash flow is useful as a liquidity measure as it measures the cash that is available to invest in our business and meet our current and future financing needs.
Our use of free cash flow and unlevered free cash flow has limitations as an analytical tool and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. First, free cash flow and unlevered free cash flow are not substitutes for net cash flows from operating activities. Second, other companies may calculate free cash flow, unlevered free cash flow or similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow and unlevered free cash flow as tools for comparison. Additionally, the utility of free cash flow and unlevered free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for a given period. Because of these and other limitations, you should consider free cash flow and unlevered free cash flow along with net cash provided by (used in) operating activities and our other GAAP financial measures.
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow and unlevered cash flow:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$96,765	$64,232	$(10,744)
Purchases of property and equipment	(6,561)	(20,277)	(20,674)
Free cash flow(1)	90,204	43,955	(31,418)
Cash paid for interest and other financing costs	4,978	335	96
Unlevered free cash flow(1)	$95,182	$44,290	$(31,322)
_______________
(1)    Free cash flow and unlevered free cash flow for the periods presented were impacted by:

	Year Ended December 31,
(in millions)	2021	2020	2019
Employee stock purchase plan activity	$(0.3)	$0.9	$(0.9)
Acquisition-related expenses	(6.5)	(0.7)	(13.1)
Tax payment on intra-entity asset transfer	2.8	—	—
Proceeds from lease incentives	—	14.2	—
Capital expenditures related to new headquarters	(0.9)	(17.2)	(11.4)
Free cash flow and unlevered free cash flow in 2021 were reduced by approximately $8 million due to prepayments of software subscription costs, insurance and rent, offset by a benefit of approximately $15 million from prepayments of similar items made in 2020. The 2020 prepayments reduced free cash flow and unlevered free cash flow by approximately $17 million in 2020.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Year Ended December 31,
	2021	2020	2019
Number of new enterprise platform customers added in period(1)(2)	1,882	1,455	1,511
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.ep, Tenable.io, Tenable.cs, Tenable.ad, Tenable.ot or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.
(2)    The number of new enterprise platform customers added in 2021 includes 95 legacy customers of our acquisitions.

	At December 31,
	2021	2020	2019
Number of customers with $100,000 and greater in annual contract value at end of period	1,095	837	641
Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We use non-GAAP income (loss) from operations along with non-GAAP operating margin as key indicators of our financial performance. We define these non-GAAP financial measures as their respective GAAP measures, excluding the effects of stock-based compensation, acquisition-related expenses and amortization of acquired intangible assets. Acquisition-related expenses include transaction expenses and costs related to the intercompany transfer of acquired intellectual property.
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

The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income (loss) from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Loss from operations	$(41,768)	$(36,433)	$(90,799)
Stock-based compensation	79,405	59,573	43,443
Acquisition-related expenses	6,901	339	3,970
Amortization of acquired intangible assets	6,447	2,314	620
Non-GAAP income (loss) from operations	$50,985	$25,793	$(42,766)

Operating margin	(8)%	(8)%	(26)%
Non-GAAP operating margin	9%	6%	(12)%
Non-GAAP Net Income (Loss) and Non-GAAP Earnings (Loss) Per Share
We use non-GAAP net income (loss), which excludes stock-based compensation, acquisition-related expenses and amortization of acquired intangible assets, as well as the related tax impacts, and the tax impact of intra-entity asset transfers resulting from the internal restructuring of legal entities as well as deferred income tax benefits recognized in connection with acquisitions, to calculate non-GAAP earnings (loss) per share. We believe that these non-GAAP measures provide important information because they facilitate comparisons of our core operating results over multiple periods.

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income (loss) and non-GAAP earnings (loss) per share:

	Year Ended December 31,
(in thousands, except for per share amounts)	2021	2020	2019
Net loss	$(46,677)	$(42,731)	$(99,013)
Stock-based compensation	79,405	59,573	43,443
Tax impact of stock-based compensation(1)	617	1,299	(95)
Acquisition-related expenses(2)	6,901	339	3,970
Amortization of acquired intangible assets(3)	6,447	2,314	620
Tax impact of acquisitions(4)	(10,560)	—	10,582
Tax impact of intra-entity asset transfer(5)	2,808	—	—
Non-GAAP net income (loss)	$38,941	$20,794	$(40,493)

Net loss per share, diluted	$(0.44)	$(0.42)	$(1.03)
Stock-based compensation	0.75	0.59	0.45
Tax impact of stock-based compensation(1)	0.01	0.01	—
Acquisition-related expenses(2)	0.06	—	0.04
Amortization of acquired intangible assets(3)	0.06	0.02	0.01
Tax impact of acquisitions(4)	(0.10)	—	0.11
Tax impact of intra-entity asset transfer(5)	0.03	—	—
Adjustment to diluted earnings per share(6)	(0.03)	(0.01)	—
Non-GAAP earnings (loss) per share, diluted	$0.34	$0.19	$(0.42)

Weighted-average shares used to compute GAAP net loss per share, diluted	106,387	101,009	96,014

Weighted-average shares used to compute non-GAAP earnings (loss) per share, diluted(7)	114,825	109,962	96,014
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for applicable tax jurisdictions.
(2)    The tax impact of acquisition-related expenses is not material.
(3)    The tax impact of the amortization of acquired intangible assets is included in the tax impact of acquisitions.
(4)    The tax impact of acquisitions in 2021 includes a reversal of the $7.9 million income tax benefit recognized for GAAP purposes related to the partial release of our valuation allowance associated with the Accurics acquisition and a reversal of $2.6 million of deferred tax benefits related to the Alsid acquisition. The tax impact of the Indegy acquisition in 2019 includes $6.3 million of current tax expense and $4.2 million of deferred tax expense related to the transfer of acquired intellectual property.
(5)    The tax impact of the intra-entity asset transfer is related to the internal restructuring of Indegy, resulting in a current tax payment based on the applicable Israeli tax rate.
(6)    An adjustment to reconcile GAAP net loss per share, which excludes potentially dilutive shares, to non-GAAP earnings per share, which includes potentially dilutive shares.
(7)    In periods in which there is a non-GAAP net loss, basic and diluted weighted average shares outstanding are the same, as potentially dilutive shares would be antidilutive.
Components of Our Results of Operations
Revenue
We generate revenue from subscription arrangements for our software and cloud-based solutions, perpetual licenses, maintenance associated with perpetual licenses and professional services.

Our subscription arrangements generally have annual or multi-year contractual terms to use our software or cloud-based solutions, including ongoing software updates during the contractual period. For software subscriptions that are dependent on ongoing software updates and the ability to identify the latest cybersecurity vulnerabilities, revenue is recognized ratably over the subscription term given the critical utility provided by the ongoing updates that are released through the contract period. When the critical utility of our software does not depend on ongoing updates, we recognize revenue attributable to the license at the time of delivery and the revenue attributable to the maintenance and support ratably over the contract period.
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
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue includes personnel costs related to our technical support group that provides assistance to customers, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and any severance. Cost of revenue also includes cloud infrastructure costs, the costs related to professional services and training, depreciation, amortization of acquired and developed technology, hardware costs and allocated overhead costs, which consist of information technology and facilities.
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
Sales and Marketing
Sales and marketing expense consists of personnel costs, sales commissions, marketing programs, travel and entertainment, expenses for conferences, meetings and events and allocated overhead costs. We capitalize sales commissions, including related fringe benefit costs, and recognize the expense over an estimated period of benefit, which ranges between three and four years for subscription arrangements and five years for perpetual license arrangements. Sales commissions on contract renewals are capitalized and amortized ratably over the contract term, with the exception of contracts with renewal periods that are one year or less, in which case the incremental costs are expensed as incurred. Sales commissions on professional services arrangements are expensed as incurred as the contractual periods of these arrangements are generally less than one year.
We intend to continue to make investments in our sales and marketing teams to increase revenue, further penetrate the market and expand our global customer base. We expect our sales and marketing expense to increase in absolute dollars annually and to be our largest operating expense category for the foreseeable future. However, as our revenue increases, we expect our sales and marketing expense to decrease as a percentage of our revenue over the long term. Our sales and marketing expense may fluctuate from period to period due to the timing and extent of these expenses, including sales commissions, which may fluctuate depending on the mix of sales and related expense recognition.
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
(Benefit) Provision for Income Taxes
(Benefit) provision for income taxes has historically consisted of income taxes in certain foreign jurisdictions in which we conduct business and the related withholding taxes on sales to foreign customers. We typically maintain a valuation allowance on our deferred tax assets, including net operating loss carryforwards and tax credits, and expect this to continue for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.
In 2021, the income tax benefit resulted from a partial release of our valuation allowance associated with the Accurics acquisition and a deferred tax benefit related to post-acquisition activities of Alsid, which were partially offset by tax expense from the restructuring of our research and development operations in Israel as well as income taxes in certain foreign jurisdictions in which we conduct business and the related withholding taxes on sales to foreign customers.
In 2019, the provision for income taxes also included the tax impact related to the intercompany transfer of acquired intellectual property.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue	$541,130	$440,221	$354,586
Cost of revenue(1)	106,396	77,554	60,818
Gross profit	434,734	362,667	293,768
Operating expenses:
Sales and marketing(1)	270,158	224,277	228,035
Research and development(1)	116,432	101,687	87,064
General and administrative(1)	89,912	73,136	69,468
Total operating expenses	476,502	399,100	384,567
Loss from operations	(41,768)	(36,433)	(90,799)
Interest (expense) income, net	(6,896)	1,244	5,830
Other expense, net	(1,965)	(1,885)	(680)
Loss before income taxes	(50,629)	(37,074)	(85,649)
(Benefit) provision for income taxes	(3,952)	5,657	13,364
Net loss	$(46,677)	$(42,731)	$(99,013)
_______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$4,446	$3,158	$2,817
Sales and marketing	29,410	19,842	16,032
Research and development	20,593	14,794	8,911
General and administrative	24,956	21,779	15,683
Total stock-based compensation expense	$79,405	$59,573	$43,443
Comparison of 2021 and 2020
Revenue
The following table presents the increase in revenue:

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
Subscription revenue	$476,023	$377,354	$98,669	26%
Perpetual license and maintenance revenue	50,333	50,594	(261)	(1)%
Professional services and other revenue	14,774	12,273	2,501	20%
Revenue	$541,130	$440,221	$100,909	23%
U.S. revenue increased $46.3 million, or 17%. International revenue increased $54.6 million, or 32%.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
Cost of revenue	$106,396	$77,554	$28,842	37%
Gross profit	434,734	362,667	72,067	20%
Gross margin	80%	82%
The increase in cost of revenue of $28.8 million was primarily due to:
•a $17.8 million increase in third-party cloud infrastructure costs;
•a $4.1 million increase in the amortization of acquired intangible assets;
•a $4.0 million increase in personnel costs, primarily due to support for cloud-based products and an increase in headcount, including a $1.3 million increase in stock-based compensation;
•a $1.2 million increase in professional fees; and
•a $1.1 million increase in hardware costs; partially offset by
•a $0.6 million decrease in allocated overhead expenses.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
Sales and marketing	$270,158	$224,277	$45,881	20%
The increase in sales and marketing expense of $45.9 million was primarily due to:
•a $23.3 million increase in personnel costs, related to an increase in headcount, including a $9.6 million increase in stock-based compensation;
•a $10.5 million increase in expenses for demand generation programs, including advertising, sponsorships, and brand awareness efforts;
•a $10.0 million increase in sales commissions; and
•a $3.8 million increase in selling expenses, including software subscriptions and training programs; partially offset by
•a $1.9 million decrease in meeting and travel costs.
Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
Research and development	$116,432	$101,687	$14,745	15%
The increase in research and development expense of $14.7 million was primarily due to:
•a $13.5 million increase in personnel costs, largely associated with an increase in headcount, including a $5.8 million increase in stock-based compensation;
•a $2.1 million increase in third-party cloud infrastructure costs; and
•a $0.6 million increase in software subscriptions; partially offset by
•a $1.0 million decrease in travel and meeting costs;
•a $0.5 million decrease in allocated overhead; and
•a $0.5 million decrease in depreciation.

General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
General and administrative	$89,912	$73,136	$16,776	23%
The increase in general and administrative expense of $16.8 million was primarily due to:
•a $7.5 million increase in personnel costs, largely associated with an increase in headcount, including a $3.2 million increase in stock-based compensation;
•a $6.3 million increase in acquisition-related expenses;
•a $2.0 million increase in professional fees; and
•a $1.0 million increase in depreciation and amortization.
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

Liquidity and Capital Resources
At December 31, 2021, we had $278.0 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $234.3 million short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. Treasury and agency obligations, and corporate and supranational bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses, as reflected by our accumulated deficit of $654.5 million at December 31, 2021.
We typically invoice our customers annually in advance and, to a lesser extent, multi-year in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At December 31, 2021, we had deferred revenue of $530.9 million, of which $407.5 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. In April 2021, we paid $98.5 million in cash to acquire Alsid, and in October 2021, we acquired Accurics for $160.0 million in cash. In February 2022, we acquired Cymptom for approximately $23 million in cash. We may in the future enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and unlevered free cash flow in 2021 and 2020, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
While we have not seen a significant adverse impact on our business from the pandemic as of December 31, 2021, the extent to which it will impact our business and operations will depend on future developments that are uncertain. Accordingly, the current results and financial conditions discussed herein may not be indicative of our future operating results and trends. See the section titled “Risk Factors” in Part I, Item 1A of this Form 10-K.
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
At December 31, 2021, we were in compliance with the covenants and there have been no amounts outstanding under the Revolving Credit Facility.
In connection with the Credit Agreement, we terminated our $45.0 million senior secured credit facility, or the 2020 Credit Facility, with Silicon Valley Bank, including the release of all related guarantees and liens. Prior to its termination, there were no amounts outstanding under our 2020 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$96,765	$64,232	$(10,744)
Net cash (used in) provided by investing activities	(391,590)	4,079	(113,050)
Net cash provided by financing activities	397,646	36,403	34,161
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,013)	(916)	(1,080)
Net increase (decrease) in cash and cash equivalents and restricted cash	$99,808	$103,798	$(90,713)
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
From 2020 to 2021, net cash used in investing activities increased by $395.7 million, primarily due to an increase of cash paid for acquisitions of $258.2 million, a net increase in short-term investments of $146.2 million, and a $5.0 million simple agreement for future equity investment in 2021, partially offset by a decrease in purchases of property and equipment of $13.7 million.
From 2019 to 2020, cash flows from investing activities increased by $117.1 million, primarily due to a decrease in cash paid for acquisitions of $74.6 million and an increase in our sales, net of purchases, of investments of $42.1 million.
Financing Activities
From 2020 to 2021, net cash provided by financing activities increased by $361.2 million, primarily due to net proceeds from our Credit Facility of $365.7 million. This increase was partially offset by a decrease of $3.4 million in the proceeds from the exercise of stock options and $2.0 million of loan proceeds that we received from the state of Maryland in 2020.
From 2019 to 2020, net cash provided by financing activities increased by $2.2 million, primarily due to $2.0 million of proceeds from a loan agreement from the state of Maryland and an increase in proceeds from the exercise of stock options of $2.7 million, which was partially offset by a decrease in stock issued in connection with the employee stock purchase plan of $2.1 million.

Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for our required operating lease payments and Note 9 for our required payments to Amazon Web Services, Inc. for cloud services.
At December 31, 2021, we had other non-cancellable purchase obligations of $8.1 million due in the next twelve months and $11.3 million due thereafter. Additionally, we had $7.6 million of unrecognized tax benefits and $1.2 million of asset retirement obligations, the timing of payments for which is uncertain.
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
Subscription Revenue
Our subscription arrangements generally have annual or multi-year contractual terms and allow customers to use our software or cloud solutions. For our software subscriptions that are dependent on ongoing software updates and the ability to identify the latest cybersecurity vulnerabilities, revenue is recognized ratably over the subscription term given the critical utility provided by the ongoing updates that are released throughout the contract period. When the critical utility of our software does not depend on ongoing updates, we recognize revenue attributable to the license at the time of delivery and the revenue attributable to the maintenance and support ratably over the contract period.
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
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock, restricted stock units, or RSUs, and purchase rights issued under our 2018 Employee Stock Purchase Plan, or the 2018 ESPP, is calculated based on the fair value of the awards granted and is recognized on a straight-line basis over the requisite service period, which is generally two to four years. RSUs that include performance-based vesting conditions are expensed using the accelerated attribution method. We account for forfeitures as they occur.

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
•Volatility. This is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. In 2021, we began using the volatility of our common stock to calculate expected volatility. Prior to 2021, we identified several public entities of similar size, complexity and stage of development and estimated our volatility based on the volatility of the common stock of these companies.
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

The fair value of the 2018 ESPP purchase rights were estimated on the offering or modification dates based on the following assumptions:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0
Expected volatility	37.2% — 59.4%	41.6% — 60.1%	34.4% — 44.6%
Risk-free interest rate	0.1% — 0.2%	0.1% — 0.9%	1.5% — 2.5%
Expected dividend yield	—	—	—
Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, a non-recurring Level 3 fair value measurement, we make estimates and assumptions, especially with respect to intangible assets such as identified acquired technology and trade names. We determine the fair value of acquired technology using the multi-period excess earnings method, a form of the income approach. Estimates in valuing identifiable intangible assets include, but are not limited to, projected revenue growth rates, future expected operating expenses, obsolescence projections and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. Acquisition-related transaction costs are expensed as incurred.
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
In connection with the 2021 acquisition of Accurics, we elected to first offset our existing deferred tax assets with acquired deferred tax liabilities. This resulted in releasing $7.9 million of the federal and state valuation allowance, which was recorded as a component of our deferred tax benefit.
In December 2019, subsequent to our acquisition of Indegy, we transferred the acquired intellectual property from Israel to the U.S. and Ireland through an intercompany transaction. The sale of Indegy’s intellectual property for tax purposes resulted in $6.3 million of current tax expense and $4.2 million of deferred tax expense in Israel. In January 2021, we transferred Indegy’s R&D business to another wholly owned Israeli entity through an intercompany transaction. The sale of Indegy’s R&D business resulted in $2.8 million of current tax expense in Israel. The valuation of the intellectual property and R&D business for tax purposes required significant judgment and assumptions with respect to forecasted operating results and discount rates.
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
Interest Rate Risk
At December 31, 2021, we had $278.0 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $234.3 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. treasury and agency securities and corporate and supranational bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. Prior to January 31, 2022, the interest rate on the Term Loan was 3.25% (2.75% plus 0.50% LIBOR floor). Effective January 31, 2022 through July 29, 2022, the Term Loan has a variable interest rate of 3.27%. A one-half percentage point increase in the rate would increase 2022 interest expense by $0.8 million. No amounts are outstanding under the Revolving Credit Facility.
Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the middle of 2023, future borrowings under our Term Loan and Revolving Credit Facility could be subject to reference rates other than LIBOR.

Foreign Currency Exchange Risk
Substantially all of our sales contracts are denominated in U.S. dollars, with a limited number of contracts denominated in foreign currencies, including foreign denominated leases. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Australian dollar, Israeli New Shekel and Indian Rupee. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize remeasurement and transaction gains (losses) in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs, specifically employee-related and third-party cloud infrastructure costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tenable Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenable Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Identification and Evaluation of Contracts with Non-Standard Terms and Conditions.
Description of the Matter
As described in Note 1 to the consolidated financial statements, management enters into certain contracts with customers, including software subscription arrangements and perpetual licenses with related maintenance, with non-standard terms and conditions.
Performing procedures relating to the identification and evaluation of non-standard terms and conditions in contracts is a critical audit matter because there is a significant amount of judgment required by management in identifying and evaluating non-standard terms and conditions and determining the impact of such terms and conditions on the amount and timing of revenue recognition. Accordingly, there is significant auditor judgment and significant audit effort in performing our audit procedures to evaluate whether non-standard terms and conditions in contracts were appropriately identified and evaluated by management.

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

Valuation of Acquired Developed Technology Intangible Assets
Description of the Matter
As described in Note 6 to the consolidated financial statements, during the year ended December 31, 2021, the Company completed the acquisitions of Alsid SAS (“Alsid”) and Accurics, Inc. (“Accurics”) for $98.5 million and $160.0 million in cash, respectively. The Company’s accounting for the acquisitions included determining the fair value of the acquired intangible assets including developed technology of $31.3 million for Alsid and a preliminary value of $33.3 million for Accurics.
Auditing the accounting for the acquired developed technology intangible assets involved complex auditor judgment due to the estimation required in management’s determination of fair value. The estimation was significant primarily due to the sensitivity of the fair value of the developed technology to the underlying assumptions, including the discount rate, projected revenue growth rates, future expected operating expenses, and the obsolescence projections. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for the acquired developed technology intangible assets. For example, we tested controls over management’s review of the valuation model and significant assumptions used in the valuation as well as controls over the completeness and accuracy of the data used in the model and assumptions.
To test the fair value of the acquired developed technology, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the significant assumptions, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialist to assist in testing certain significant assumptions used to value the acquired intangible assets. For example, we compared the significant assumptions to current industry and market trends, to assumptions used to value similar assets in other acquisitions and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014
Baltimore, Maryland
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Tenable Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Tenable Holdings, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tenable Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Accurics, Inc. acquired on October 1, 2021, which is included in the 2021 consolidated financial statements of Tenable Holdings, Inc. and constituted less than 3% of total assets as of December 31, 2021 and less than 1% of total revenue and operating expenses for the year then ended. Our audit of internal control over financial reporting of Tenable Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Accurics, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Tenable Holdings, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Baltimore, Maryland
February 25, 2022

TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$278,000	$178,223
Short-term investments	234,292	113,623
Accounts receivable (net of allowance for doubtful accounts of $524 and $261 at December 31, 2021 and 2020, respectively)	136,601	115,342
Deferred commissions	40,311	32,143
Prepaid expenses and other current assets	60,234	44,462
Total current assets	749,438	483,793
Property and equipment, net	36,833	38,920
Deferred commissions (net of current portion)	59,638	46,733
Operating lease right-of-use assets	38,530	39,426
Acquired intangible assets, net	71,536	13,193
Goodwill	261,614	54,414
Other assets	31,230	14,110
Total assets	$1,248,819	$690,589
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,254	$5,731
Accrued compensation	54,051	35,509
Deferred revenue	407,498	328,819
Operating lease liabilities	2,320	3,815
Other current liabilities	3,759	1,028
Total current liabilities	483,882	374,902
Deferred revenue (net of current portion)	123,387	105,691
Term loan, net of issuance costs (net of current portion)	364,728	—
Operating lease liabilities (net of current portion)	55,046	54,529
Other liabilities	6,463	4,802
Total liabilities	1,033,506	539,924

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized, 108,929 and 103,715 shares issued and outstanding at December 31, 2021 and 2020, respectively)	1,089	1,037
Additional paid-in capital	869,059	757,470
Accumulated other comprehensive (loss) income	(306)	10
Accumulated deficit	(654,529)	(607,852)
Total stockholders’ equity	215,313	150,665
Total liabilities and stockholders’ equity	$1,248,819	$690,589
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Revenue	$541,130	$440,221	$354,586
Cost of revenue	106,396	77,554	60,818
Gross profit	434,734	362,667	293,768
Operating expenses:
Sales and marketing	270,158	224,277	228,035
Research and development	116,432	101,687	87,064
General and administrative	89,912	73,136	69,468
Total operating expenses	476,502	399,100	384,567
Loss from operations	(41,768)	(36,433)	(90,799)
Interest (expense) income, net	(6,896)	1,244	5,830
Other expense, net	(1,965)	(1,885)	(680)
Loss before income taxes	(50,629)	(37,074)	(85,649)
(Benefit) provision for income taxes	(3,952)	5,657	13,364
Net loss	$(46,677)	$(42,731)	$(99,013)

Net loss per share, basic and diluted	$(0.44)	$(0.42)	$(1.03)
Weighted-average shares used to compute net loss per share, basic and diluted	106,387	101,009	96,014
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(46,677)	$(42,731)	$(99,013)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(316)	(40)	50
Other comprehensive (loss) income	(316)	(40)	50
Comprehensive loss	$(46,993)	$(42,771)	$(98,963)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	93,126	$931	$586,940	$—	$(466,108)	$121,763
Exercise of stock options	4,205	42	19,006	—	—	19,048
Vesting of restricted stock units	479	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	777	8	15,121	—	—	15,129
Stock-based compensation	—	—	41,928	—	—	41,928
Other comprehensive income	—	—	—	50	—	50
Net loss	—	—	—	—	(99,013)	(99,013)
Balance at December 31, 2019	98,587	986	662,990	50	(565,121)	98,905
Exercise of stock options	2,956	29	21,680	—	—	21,709
Vesting of restricted stock units	1,504	15	(15)	—	—	—
Issuance of common stock under employee stock purchase plan	668	7	13,033	—	—	13,040
Stock-based compensation	—	—	59,782	—	—	59,782
Other comprehensive loss	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(42,731)	(42,731)
Balance at December 31, 2020	103,715	1,037	757,470	10	(607,852)	150,665
Exercise of stock options	2,671	26	18,242	—	—	18,268
Vesting of restricted stock units	1,872	19	(19)	—	—	—
Issuance of common stock under employee stock purchase plan	671	7	13,729	—	—	13,736
Stock-based compensation	—	—	79,637	—	—	79,637
Other comprehensive loss	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(46,677)	(46,677)
Balance at December 31, 2021	108,929	$1,089	$869,059	$(306)	$(654,529)	$215,313
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(46,677)	$(42,731)	$(99,013)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(10,468)	161	4,243
Depreciation and amortization	16,170	10,633	6,880
Stock-based compensation	79,405	59,573	41,610
Other	3,915	1,071	(784)
Changes in operating assets and liabilities:
Accounts receivable	(17,228)	(20,012)	(25,941)
Prepaid expenses and other assets	(46,207)	(19,372)	(16,954)
Accounts payable, accrued expenses and accrued compensation	24,330	(5,282)	10,513
Deferred revenue	92,486	71,383	72,799
Other current and noncurrent liabilities	1,039	8,808	(4,097)
Net cash provided by (used in) operating activities	96,765	64,232	(10,744)

Cash flows from investing activities:
Purchases of property and equipment	(6,561)	(20,277)	(20,674)
Purchases of short-term investments	(282,438)	(184,516)	(242,059)
Sales and maturities of short-term investments	160,874	209,148	224,594
Purchase of other investments	(5,000)	—	—
Business combinations, net of cash acquired	(258,465)	(276)	(74,911)
Net cash (used in) provided by investing activities	(391,590)	4,079	(113,050)

Cash flows from financing activities:
Proceeds from term loan	375,000	—	—
Credit facility issuance costs	(9,348)	(333)	—
Proceeds from loan agreement	—	2,000	—
Proceeds from stock issued in connection with the employee stock purchase plan	13,736	13,040	15,129
Proceeds from the exercise of stock options	18,268	21,709	19,048
Other financing activities	(10)	(13)	(16)
Net cash provided by financing activities	397,646	36,403	34,161
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,013)	(916)	(1,080)
Net increase (decrease) in cash and cash equivalents and restricted cash	99,808	103,798	(90,713)
Cash and cash equivalents and restricted cash at beginning of year	178,463	74,665	165,378
Cash and cash equivalents and restricted cash at end of year	$278,271	$178,463	$74,665

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,978	$335	$96
Cash paid for income taxes, net of refunds	6,481	5,729	8,530
Supplemental cash flow information related to leases:
Cash payments for operating leases	$7,657	$8,807	$4,452
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
Foreign Currency
The functional currency for all of our foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in other currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. We bill our customers in U.S. dollars. Expenses incurred in non U.S. dollar currencies are remeasured into U.S. dollars when incurred. Remeasurement losses in currencies other than the functional currency were $1.9 million, $1.7 million and $1.1 million in 2021, 2020 and 2019, respectively, and are included as a component of other expense, net in the consolidated statements of operations.
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
Subscription Revenue
Subscription arrangements generally have annual or multi-year contractual terms and allow customers to use our software or cloud solutions. For our software subscriptions that are dependent on ongoing software updates and the ability to identify the latest cybersecurity vulnerabilities, revenue is recognized ratably over the subscription term given the critical utility provided by the ongoing updates that are released throughout the contract period. When the critical utility of our software does not depend on ongoing updates, we recognize revenue attributable to the license at the time of delivery and the revenue attributable to the maintenance and support ratably over the contract period.
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
Variable Consideration
We record revenue from sales at the net sales price, which is the transaction price, including estimates of variable consideration when applicable. Certain of our customers may be entitled to receive credits and in limited circumstances, refunds, if service level commitments are not met. We have not historically experienced significant incidents affecting the ability to meet these service level commitments and any estimated refunds related to these agreements have not been material.

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
At December 31, 2021, cash and cash equivalents included $5.8 million of restricted cash primarily related to collateral for our outstanding letters of credit. At December 31, 2020, cash and cash equivalents included $0.4 million of restricted cash primarily related to collateral for a lease and credit card deposits. At December 31, 2021 and 2020, cash and cash equivalents excluded $0.3 million and $0.2 million, respectively, of restricted cash, which is related to an account established as collateral for a lease arrangement and is included in other assets on the consolidated balance sheets.
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
Investments
We currently invest in asset backed securities, certificates of deposit, commercial paper, corporate and supranational bonds, and U.S. treasury and agency obligations. Our investments are classified as available-for-sale and recorded at fair value, with unrealized gains and losses reported in accumulated other comprehensive (loss) income within stockholders’ equity.
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
In November 2021, we entered into a simple agreement for future equity ("SAFE") agreement for $5.0 million in exchange for a right to participate in a future equity financing. Alternatively, upon a change in control or an initial public offering, we have the option to redeem the SAFE for $5.0 million, or convert the SAFE into shares of common stock. The number of shares of common stock would be determined by dividing the SAFE purchase amount by the liquidity price in the SAFE agreement. The $5.0 million value of the SAFE is included in other assets on our consolidated balance sheet at December 31, 2021.
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

Our allowance for doubtful accounts reflects our best estimate of expected future credit losses. We consider various factors that may impact our ability to collect on accounts receivable, including our historical collection experience, age of accounts receivable balances, current conditions, reasonable and supportable forecasts of future economic conditions, as well as other factors, however, these estimates may change and future credit losses may differ from our estimates. Expected credit losses from accounts receivable are recognized as expense in our statement of operations.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount may not be fully recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the excess of the carrying amount over the fair value. There was no impairment of long-lived assets in 2021, 2020 or 2019.
Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, a non-recurring Level 3 fair value measurement, we make estimates and assumptions, especially with respect to intangible assets such as identified acquired technology and trade names. We determine the fair value of acquired technology using the multi-period excess earnings method, a form of the income approach. Estimates in valuing identifiable intangible assets include, but are not limited to, projected revenue growth rates, future expected operating expenses, obsolescence projections and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. Acquisition-related transaction costs are expensed as incurred.
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
Common Stock
Our Amended and Restated Certificate of Incorporation authorized 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding at December 31, 2021 or 2020. The voting, dividend, and liquidation rights of common stockholders are subject to, and qualified by, the rights of preferred stockholders. The common stockholders are entitled to receive dividends when, as and if, declared by the Board of Directors, subject to preferential dividend rights of preferred stockholders. Upon dissolution or liquidation, our common stockholders will be entitled to receive all assets available for distribution to stockholders, subject to any preferential rights of preferred stockholders.
Advertising
Advertising costs are expensed as they are incurred. We incurred advertising costs of $13.6 million, $8.2 million and $5.3 million in 2021, 2020 and 2019, respectively, which are included in sales and marketing expense in the consolidated statements of operations.
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

Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in property and equipment, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In 2021, 2020 and 2019, we capitalized $2.9 million, $1.6 million and $4.2 million, respectively, of development costs related to internal use software.
Stock-Based Compensation
Stock-based compensation expense related to restricted stock units ("RSUs"), purchase rights issued under our 2018 Employee Stock Purchase Plan ("2018 ESPP"), stock options and restricted stock is calculated based on the fair value of the awards granted and is recognized on a straight-line basis over the requisite service period, which is generally two to four years. RSUs that include performance-based vesting conditions are expensed using the accelerated attribution method. We account for forfeitures as they occur.
The fair value of RSUs is based on the market price of our common stock on the date of grant. The fair value of stock options and 2018 ESPP purchase rights is estimated on the grant date using the Black-Scholes option pricing model, which requires us to make assumptions and judgments, including the expected term, expected volatility, and risk-free interest rates. Following our IPO, we use the market price of our common stock at the date of grant. Prior to our IPO, we estimated the fair value of our common stock at the date of grant.
Net Loss per Share
We calculate basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by giving effect to all potentially dilutive common stock equivalents in the period, including unvested RSUs, stock options, unvested restricted shares and shares to be issued under our 2018 ESPP. As we have reported losses for all periods presented, all potentially dilutive securities have been excluded from the calculation of diluted net loss per share as their effect would be antidilutive.
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
In October 2021, the FASB issued ASU No. 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires companies to measure contract assets and contract liabilities from contracts acquired in a business combination in accordance with Accounting Standards Codification Topic 606 on the acquisition date. We early adopted the ASU as of January 1, 2022 and will apply it prospectively to future acquisitions. The impact of this accounting standard will depend on the contract assets and liabilities acquired in future business combinations.
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Subscription revenue	$476,023	$377,354	$290,549
Perpetual license and maintenance revenue	50,333	50,594	54,173
Professional services and other revenue	14,774	12,273	9,864
Revenue	$541,130	$440,221	$354,586
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. We derived 92%, 91% and 90% of revenue through our channel network in 2021, 2020 and 2019, respectively. One of our distributors accounted for 39%, 43% and 43% of revenue in 2021, 2020 and 2019, respectively. That same distributor accounted for 32% and 41% of accounts receivable at December 31, 2021 and 2020, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In 2021, 2020 and 2019, we recognized revenue of $329.0 million, $274.3 million and $214.0 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At December 31, 2021, the future estimated revenue related to unsatisfied performance obligations was $559.0 million, of which approximately 76% is expected to be recognized as revenue over the succeeding twelve months, and the remainder expected to be recognized over the four years thereafter.

Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Year Ended December 31,
(in thousands)	2021	2020
Beginning balance	$78,876	$72,265
Capitalization of contract acquisition costs	58,196	38,756
Amortization of deferred contract acquisition costs	(37,123)	(32,145)
Ending balance	$99,949	$78,876
3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$178,518	$—	$—	$178,518
Total cash equivalents	$178,518	$—	$—	$178,518

Short-term investments:
Commercial paper	$134,165	$—	$(47)	$134,118
Corporate bonds	27,169	—	(41)	27,128
Asset backed securities	27,464	—	(53)	27,411
Certificates of deposit	10,000	—	(8)	9,992
Supranational bonds	8,632	—	(33)	8,599
U.S. Treasury and agency obligations	27,168	—	(124)	27,044
Total short-term investments	$234,598	$—	$(306)	$234,292

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$44,153	$—	$—	$44,153
Commercial paper	4,500	—	—	4,500
Total cash equivalents	$48,653	$—	$—	$48,653

Short-term investments:
Commercial paper	$71,425	$—	$—	$71,425
Corporate bonds	4,502	3	—	4,505
U.S. Treasury and agency obligations	37,686	7	—	37,693
Total short-term investments	$113,613	$10	$—	$113,623
Gross unrealized losses were not material at December 31, 2021. We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-

likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. Based on our assessment, we do not believe any unrealized losses represent credit losses at December 31, 2021.
The contractual maturities of our short-term investments are as follows:

	December 31, 2021		December 31, 2020
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$195,579	$195,453	$113,613	$113,623
Due between one and four years	39,019	38,839	—	—
Total short-term investments	$234,598	$234,292	$113,613	$113,623
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$178,518	$—	$—	$178,518
Total cash equivalents	$178,518	$—	$—	$178,518

Short-term investments
Commercial paper	$—	$134,118	$—	$134,118
Corporate bonds	—	27,128	—	27,128
Asset backed securities	—	27,411	—	27,411
Certificates of deposit	—	9,992	—	9,992
Supranational bonds	—	8,599	—	8,599
U.S. Treasury and agency obligations	—	27,044	—	27,044
Total short-term investments	$—	$234,292	$—	$234,292

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$44,153	$—	$—	$44,153
Commercial paper	—	4,500	—	4,500
Total cash equivalents	$44,153	$4,500	$—	$48,653

Short-term investments
Commercial paper	$—	$71,425	$—	$71,425
Corporate bonds	—	4,505	—	4,505
U.S. Treasury and agency obligations	—	37,693	—	37,693
Total short-term investments	$—	$113,623	$—	$113,623
We did not have any liabilities measured and recorded at fair value on a recurring basis at December 31, 2021 and 2020.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Computer software and equipment	$29,203	$22,930
Furniture and fixtures	5,944	6,011
Leasehold improvements	26,713	26,210
Right-of-use assets under finance leases	1,343	1,571
Total	63,203	56,722
Less: accumulated depreciation and amortization	(26,370)	(17,802)
Property and equipment, net	$36,833	$38,920
Depreciation and amortization related to property and equipment was $9.5 million, $8.1 million and $6.3 million in 2021, 2020 and 2019, respectively.
6. Acquisitions, Goodwill and Intangible Assets
Business Combinations
In October 2021, we acquired Accurics. Accurics delivers cloud-native security for DevOps and security teams. This acquisition expanded our broader cloud strategy to include the holistic assessment and automated remediation of policy violations and breach paths before the infrastructure is provisioned and throughout its lifecycle. We acquired 100% of the equity in exchange for cash consideration of $160.0 million, net of cash acquired of $9.6 million.
In April 2021, we acquired Alsid, which expanded our product offerings to include active directory security. Active directory is the basis for managing user permissions across on-premises and hybrid cloud deployments and is foundational to the security of cloud workloads, security remote work, and adopting zero trust architectures. Through a share purchase agreement, we acquired 100% of Alsid's equity in exchange for cash consideration of $98.5 million, net of cash acquired of $3.3 million.

Cash consideration, net of cash acquired, was preliminarily allocated as follows:

(in thousands)	Accurics	Alsid
Accounts receivable	$180	$4,105
Prepaid expenses and other assets	341	2,304
Intangible assets	33,390	31,400
Goodwill	134,909	72,291
Accounts payable, accrued expenses and accrued compensation	(719)	(3,794)
Deferred revenue	(188)	(3,699)
Deferred tax liabilities, net	(7,937)	(4,118)
Total purchase price allocation	$159,976	$98,489
We are still finalizing the allocations of the purchase price, which may change as additional information becomes available related to acquired intangible assets, working capital and income taxes for Accurics and income taxes for Alsid.
Acquired intangible assets and their estimated useful lives at the date of acquisition are as follows:

	Accurics		Alsid
(dollars in thousands)	Cost	Estimated Useful Life	Cost	Estimated Useful Life
Acquired technology	$33,300	10 years	$31,300	7 years
Trade name	90	2 years	100	1 year
Acquired intangible assets	$33,390		$31,400
The results of operations of Accurics and Alsid are included in our consolidated statements of operations from the acquisition date and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statements of operations.
In 2021 and 2020, we recognized acquisition-related transaction costs, primarily in general and administrative expense, of $6.9 million and $0.3 million, respectively. In 2019, we recognized acquisition-related transaction costs of $4.0 million, including $2.1 million of expense related to the intercompany transfer of intellectual property.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2020	$54,414
Acquired goodwill	207,200
Balance at December 31, 2021	$261,614
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling these new capabilities from Accurics and Alsid to our customers. The acquired goodwill is not tax deductible.

Acquired intangible assets subject to amortization are as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$81,924	$(10,499)	$71,425	$17,325	$(4,224)	$13,101
Trade name	390	(279)	111	200	(108)	92
	$82,314	$(10,778)	$71,536	$17,525	$(4,332)	$13,193
Amortization of acquired intangible assets was $6.4 million, $2.3 million, and $0.6 million in 2021, 2020 and 2019, respectively. At December 31, 2021, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 7.7 years.
At December 31, 2021, estimated future amortization of intangible assets is as follows:

(in thousands)
Year ending December 31,
2022	$9,907
2023	10,049
2024	10,016
2025	10,016
2026	9,831
Thereafter	21,717
Total	$71,536
7. Leases
We have operating leases for office facilities and finance leases for office equipment. Our leases have remaining terms of less than one year to just over ten years, some of which include one or more options to renew, with renewal terms up to five years and some of which include options to terminate the leases within the next one to four years. The ROU assets and liabilities at December 31, 2021 assume we exercise the option to early terminate one of our leases in 2025.
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$7,634	$9,870	$6,045

Finance lease cost
Amortization of ROU assets	$7	$242	$607
Interest on lease liabilities	5	6	7
Total finance lease cost	$12	$248	$614
Rent expense for short-term leases in 2021, 2020 and 2019 was not material.

Supplemental information related to leases was as follows:

	December 31, 2021	December 31, 2020
Operating leases
Weighted average remaining lease term	9.2 years	10.0 years
Weighted average discount rate	5.5%	5.6%

	Year Ended December 31,
(in thousands)	2021	2020	2019
ROU assets obtained in exchange for lease obligations
Operating leases	$3,137	$3,188	$39,170
Finance leases	—	—	11
In 2020, we received proceeds from lease incentives of $14.2 million. The proceeds from lease incentives received are included with the change in the lease liabilities under the other current and noncurrent liabilities caption in the operating activities section of the statement of cash flows.
Maturities of operating lease liabilities at December 31, 2021 were as follows:

(in thousands)
Year ending December 31,
2022	$5,446
2023	8,260
2024	8,396
2025	8,221
2026	7,421
Thereafter	37,423
Total lease payments	75,167
Less: Imputed interest	(17,801)
Total	$57,366
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	December 31, 2021
Term loan	$375,000
Less: Unamortized debt discount and issuance costs	(7,616)
Term loan, net of issuance costs	367,384
Less: Term loan, net, current (1)	(2,656)
Term loan, net of issuance costs (net of current portion)	$364,728
_______________
(1)    Term loan, net, current is included in other current liabilities on our consolidated balance sheets.

The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan will amortize at 1% per annum in equal quarterly installments, starting in March 2022 until the final maturity date on July 7, 2028.
Our Term Loan is recorded at its carrying value. At December 31, 2021, the carrying value of our Term Loan approximated the fair value of our Term Loan as the terms and interest rate approximate market rates. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.
The maturities of the Term Loan at December 31, 2021 were as follows:

(in thousands)
Year ending December 31,
2022	$3,750
2023	3,750
2024	3,750
2025	3,750
2026	3,750
Thereafter	356,250
Total	$375,000
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
The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on incurring additional indebtedness or guaranteeing indebtedness of others, creating liens on properties or assets, making certain investments, loans, advances and guarantees, selling assets, making certain restricted payments and entering into certain sale and leaseback transactions, affiliate transactions, restrictive agreements and asset and stock-based transactions. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At December 31, 2021, we were in compliance with the covenants and there have been no amounts outstanding under the Revolving Credit Facility.
2020 Credit Facility
In connection with the Credit Agreement, we terminated our $45.0 million senior secured credit facility ("2020 Credit Facility") with Silicon Valley Bank, including the release of all related guarantees and liens. Prior to its termination, there were no amounts outstanding under our 2020 Credit Facility.

9. Commitments and Contingencies
Commitments
In July 2021, we entered into a contract with Amazon Web Services, Inc. ("AWS") for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years one, two and three, respectively, for a total of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference. At December 31, 2021, we have spent $37.8 million under our contract with AWS.
Letters of Credit
At December 31, 2021, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"). Under the evergreen provision in the 2018 Plan, in January 2021 we reserved an additional 5,185,762 shares of our common stock. At December 31, 2021, there were 19,828,070 shares available for grant.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$4,446	$3,158	$2,817
Sales and marketing	29,410	19,842	16,032
Research and development	20,593	14,794	8,911
General and administrative	24,956	21,779	15,683
Total stock-based compensation expense	$79,405	$59,573	$43,443
At December 31, 2021, the unrecognized stock-based compensation expense related to unvested RSUs was $186.3 million, which is expected to be recognized over an estimated weighted average remaining period of 2.8 years.
At December 31, 2021, the unrecognized stock-based compensation expense related to outstanding stock options was $2.5 million, which is expected to be recognized over an estimated remaining weighted average period of 0.5 years.
At December 31, 2021, the unrecognized stock-based compensation expense related to our 2018 ESPP was $8.1 million, which is expected to be recognized over an estimated weighted average period of 0.9 years.

Restricted Stock and RSUs
A summary of our restricted stock and RSU activity is presented below:

	Restricted Stock		RSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	890	$4.25	1,129	$18.90
Granted	—	—	2,715	27.81
Vested	(395)	4.25	(479)	18.28
Forfeited	—	—	(471)	25.21
Unvested balance at December 31, 2019	495	4.25	2,894	26.34
Granted	—	—	3,570	28.23
Vested	(396)	4.25	(1,504)	25.37
Forfeited	—	—	(470)	26.68
Unvested balance at December 31, 2020	99	4.25	4,490	28.13
Granted	—	—	3,842	43.57
Vested	(99)	4.25	(1,872)	28.14
Forfeited	—	—	(679)	33.64
Unvested balance at December 31, 2021	—	—	5,781	37.74
RSUs granted under our stock incentive plans generally vest over a period of two to four years. Our outstanding RSUs vest upon the satisfaction of a service-based vesting condition.
Stock Options
A summary of our stock option activity is below:

(in thousands, except for per share data and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	19,219	$7.78	8.0	$277,114
Granted	—	—
Exercised	(4,205)	4.53		98,378
Forfeited/canceled	(2,075)	10.63
Outstanding at December 31, 2019	12,939	8.38	7.1	201,608
Granted	—	—
Exercised	(2,956)	7.34		73,277
Forfeited/canceled	(542)	10.80
Outstanding at December 31, 2020	9,441	8.56	6.4	412,547
Granted	—	—
Exercised	(2,671)	6.84		111,256
Forfeited/canceled	(39)	14.96
Outstanding at December 31, 2021	6,731	9.21	5.5	308,677
Exercisable at December 31, 2021	5,851	8.30	5.4	273,642
At December 31, 2021, there were 6.7 million stock options outstanding that were vested and expected to vest.

Stock options granted under our stock incentive plans have a maximum term of ten years, generally vest over a period of three to four years, and the exercise price cannot be less than the fair market value on the date of grant.
Estimating the fair value of stock options and ESPP purchase rights using the Black-Scholes option-pricing model requires assumptions as to the fair value of common stock, expected term, expected volatility, the risk-free interest rate and the expected dividend yield.
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
Expected Volatility. Volatility is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. In 2021, we began using the volatility of our common stock to calculate expected volatility. Prior to 2021, we identified several public entities of similar size, complexity, and stage of development and estimated our volatility based on the volatility of the common stock of these companies.
Risk-Free Interest Rate. This is the U.S. Treasury rate, having a term that most closely resembles the expected life of the stock option.
Expected Dividend Yield. We have never declared or paid dividends and have no plans to do so in the foreseeable future.
2018 Employee Stock Purchase Plan
In 2018, our board of directors adopted, and our stockholders approved, our 2018 ESPP. Under the evergreen provision, in January 2021 we reserved an additional 1,555,728 shares of our common stock for issuance. At December 31, 2021, there were 6,316,370 shares reserved for issuance under the 2018 ESPP.
Under our 2018 ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common stock at a discounted price, which is calculated at 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. The 2018 ESPP permits offerings up to 27 months in duration, with one or more purchase periods in each offering. Additionally, in cases where the fair market value of a share of our common stock on the first day of a new purchase period within an offering is less than or equal to the fair market value of a share of our common stock at the beginning of the offering, that offering will be terminated and participants will be automatically enrolled in a new offering with a new 24-month duration and purchase periods every six months.
In 2021, employees purchased 670,534 shares of our common stock at a weighted average price of $20.48 per share, resulting in $13.7 million of cash proceeds.
In 2020, employees purchased 667,719 shares of our common stock at a weighted average price of $19.53 per share resulting in $13.0 million of cash proceeds.
In 2019, employees purchased 776,809 shares of our common stock at a weighted average price of $19.48 per share resulting in $15.1 million of cash proceeds.
At December 31, 2021 and 2020 there was $6.0 million and $6.5 million, respectively, of employee contributions to the 2018 ESPP included in accrued compensation.

The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0
Expected volatility	37.2% — 59.4%	41.6% — 60.1%	34.4% — 44.6%
Risk-free interest rate	0.1% — 0.2%	0.1% — 0.9%	1.5% — 2.5%
Expected dividend yield	—	—	—
11. Income Taxes
U.S. and foreign components of the loss before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
U.S. loss	$(3,319)	$(6,719)	$(21,644)
Foreign loss	(47,310)	(30,355)	(64,005)
Total loss before income taxes	$(50,629)	$(37,074)	$(85,649)
The components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current
Federal	$3	$3	$(224)
State	100	17	100
Foreign	6,413	5,476	9,245
Total current tax expense	6,516	5,496	9,121
Deferred
Federal	(7,016)	102	—
State	(827)	59	—
Foreign	(2,625)	—	4,243
Total deferred tax (benefit) expense	(10,468)	161	4,243
Total (benefit) provision for income taxes	$(3,952)	$5,657	$13,364
In connection with the 2021 acquisition of Accurics, we elected to first offset our existing deferred tax assets with acquired deferred tax liabilities. This resulted in releasing $7.9 million of the federal and state valuation allowance, which was recorded as a component of our deferred tax benefit.
In December 2019, we sold acquired intellectual property through an intercompany transaction, which resulted in $6.3 million of current tax expense and $4.2 million of deferred tax expense in Israel. In January 2021, we restructured the research and development operations in Israel through an intercompany transaction, which resulted in $2.8 million of current tax expense.

The items accounting for the difference between income taxes computed at the federal statutory rate and our effective tax rate were as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes	2.6	10.8	4.8
Research and development tax credit	4.5	11.1	3.1
Stock-based compensation	49.5	34.4	19.0
Uncertain tax positions	(0.1)	0.1	(0.5)
Foreign tax rate differential	(1.2)	(10.6)	(7.9)
Change in valuation allowance	(55.7)	(81.2)	(40.8)
Gain on intercompany sale	(5.1)	—	(12.3)
Foreign withholding tax	(2.0)	(3.3)	(1.4)
Transaction costs	(1.6)	—	—
Other	(4.1)	2.4	(0.6)
Effective tax rate	7.8%	(15.3)%	(15.6)%
We maintain a valuation allowance on U.S. federal, state and foreign net deferred tax assets as the realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.
The components of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating losses	$134,503	$89,053
Deferred revenue	13,598	13,454
Stock-based compensation	14,157	11,846
Tax credits	15,142	11,565
Leases	12,929	15,238
Accrued compensation	1,600	1,271
Interest expense	2,013	—
Other	231	379
Total deferred tax assets	194,173	142,806
Valuation allowance	(147,040)	(112,363)
Net deferred tax assets	47,133	30,443
Deferred tax liabilities:
Deferred commissions	(19,423)	(15,987)
Property and equipment	(13,720)	(13,257)
Intangible assets	(15,253)	(962)
Other	(486)	(398)
Total deferred tax liabilities	(48,882)	(30,604)
Net deferred tax liabilities	$(1,749)	$(161)
At December 31, 2021, we had net operating loss (“NOL”) carryforwards for federal, state and foreign tax purposes of $398.5 million, $226.1 million, and $289.9 million, respectively, which will begin to expire in 2030, as well as $17.9 million of federal, state and foreign research and development tax credits, foreign tax credits, minimum tax credits and certain states’ job creation tax credits. The federal research and development and foreign tax credits will begin to expire in 2032 and the state job creation tax credits will begin to expire in 2022.
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
At December 31, 2021 and 2020, the total amount of gross unrecognized tax benefits was $7.6 million and $7.1 million, respectively, which, if recognized, would impact our effective tax rate by less than $0.1 million in each year. Interest and penalties associated with uncertain tax positions recognized as a component of income tax expense were immaterial in 2021, 2020 and 2019.
The change in gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Unrecognized tax benefits at the beginning of the period	$7,123	$7,163	$4,814
Additions for tax positions in the current year	194	232	2,306
Increase in prior year positions	64	62	90
Decrease in prior year positions	(48)	(334)	(89)
Acquisitions	242	—	42
Unrecognized tax benefits at the end of the period	$7,575	$7,123	$7,163
We file income tax returns in the United States, including various state jurisdictions. Our subsidiaries file income tax returns in various foreign jurisdictions. Tax years after 2014 remain open to examination by the major taxing jurisdictions in which we are subject to tax. At December 31, 2021, we were not under examination for income tax audits by the Internal Revenue Service or any state or foreign tax jurisdiction.
Depending on the jurisdiction, distributions of earnings could be subject to withholding taxes at rates applicable to the distributing jurisdiction. As we intend to continue to reinvest the earnings of foreign subsidiaries indefinitely, we have not provided for a U.S. income tax liability and foreign withholding taxes on undistributed foreign earnings of foreign subsidiaries. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested foreign earnings.
12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net loss	$(46,677)	$(42,731)	$(99,013)

Weighted-average shares used to compute net loss per share, basic and diluted	106,387	101,009	96,014
Net loss per share, basic and diluted	$(0.44)	$(0.42)	$(1.03)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Stock options	6,731	9,441	12,939
RSUs	5,781	4,490	2,894
Shares to be issued under the 2018 ESPP	181	321	278
Restricted stock	—	99	495
Total	12,693	14,351	16,606
13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
The Americas	$347,724	$293,734	$243,616
Europe, Middle East and Africa	135,176	102,155	77,676
Asia Pacific	58,230	44,332	33,294
Revenue	$541,130	$440,221	$354,586
Customers located in the United States accounted for 58%, 61% and 63% of revenue in 2021, 2020 and 2019, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

	December 31,
(in thousands)	2021	2020
United States	$33,579	$35,406
International	3,254	3,514
Property and equipment, net	$36,833	$38,920
14. Benefit Plans
We maintain a contributory defined contribution 401(k) plan for our U.S. employees, where company-matched contributions are fully vested. Additional contributory plans are in effect internationally, including in the U.K. and Ireland. Our contribution expense for such plans was $7.6 million, $6.5 million and $6.2 million in 2021, 2020 and 2019, respectively.
15. Subsequent Events
In February 2022, we acquired Cymptom, a platform that proactively measures, maps and prioritizes probable attack paths. When added to our products, this acquisition will enable security teams to preemptively focus response ahead of and during breaches. We acquired Cymptom for a total purchase price of approximately $23 million in cash.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at December 31, 2021. We completed our acquisition of Accurics on October 1, 2021. Since we have not yet fully incorporated the internal controls and procedures of Accurics into our internal control over financial reporting, management excluded Accurics from its assessment of the effectiveness of our internal controls at December 31, 2021. Accurics represented approximately 3% of our total assets at December 31, 2021 and less than 1% of our revenue and operating expenses in 2021.
Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), has issued an audit report with respect to our internal control over financial reporting as of December 31, 2021, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors" and "Executive Officers" and is incorporated in this report by reference.
Item 11.    Executive Compensation
The information required by this item will be set forth in the Proxy Statement under the captions "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.
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
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in the Proxy Statement under the captions "Transactions with Related Persons and Indemnification" and "Independence of the Board of Directors" and is incorporated herein by reference.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2021	$261	$349	$(86)	$524
Year Ended December 31, 2020	764	336	(839)	261
Year Ended December 31, 2019	188	967	(391)	764
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
Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.4+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Agreement and Restricted Stock Unit Grant Notice and Agreement thereunder	Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.5+	2018 Employee Stock Purchase Plan	Previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.6+	Form of Indemnification Agreement by and between Tenable Holdings, Inc. and each of its directors and executive officers	Previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.7+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Amit Yoran	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.8+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Vintz	Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.9+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Riddick	Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.10	Loan and Security Agreement, dated as of May 4, 2017, by and between Tenable Network Security, Inc. and Silicon Valley Bank	Previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.11#	Distribution Agreement, dated as of September 10, 2012, by and between Tenable Network Security, Inc. and Ingram Micro, Inc.	Previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.12	Credit Agreement, dated as of July 7, 2021, by and among Tenable, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2021
10.13
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

TENABLE HOLDINGS, INC.

Date:	February 25, 2022	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer

Date:	February 25, 2022	By:	/s/ Stephen A. Vintz
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

Signature	Title	Date

/s/ Amit Yoran	Chairman and Chief Executive Officer	February 25, 2022
Amit Yoran	(Principal Executive Officer)

/s/ Stephen A. Vintz	Chief Financial Officer	February 25, 2022
Stephen A. Vintz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur W. Coviello, Jr.	Director	February 25, 2022
Arthur W. Coviello, Jr.

/s/ Kimberly L. Hammonds	Director	February 25, 2022
Kimberly L. Hammonds

/s/ Linda Zecher Higgins	Director	February 25, 2022
Linda Zecher Higgins

/s/ Niloofar Razi Howe	Director	February 25, 2022
Niloofar Razi Howe

/s/ John C. Huffard, Jr.	Director	February 25, 2022
John C. Huffard, Jr.

/s/ Jerry M. Kennelly	Director	February 25, 2022
Jerry M. Kennelly

/s/ A. Brooke Seawell	Director	February 25, 2022
A. Brooke Seawell

/s/ Raymond Vicks, Jr.	Director	February 25, 2022
Raymond Vicks, Jr.