Form 10-Q
period 2022-03-31
Tenable Holdings, Inc.
filed 2022-05-05
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of April 29, 2022 was 110,582,186.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$287,455	$278,000
Short-term investments	238,645	234,292
Accounts receivable (net of allowance for doubtful accounts of $423 and $524 at March 31, 2022 and December 31, 2021, respectively)	96,381	136,601
Deferred commissions	40,335	40,311
Prepaid expenses and other current assets	59,415	60,234
Total current assets	722,231	749,438
Property and equipment, net	39,598	36,833
Deferred commissions (net of current portion)	58,928	59,638
Operating lease right-of-use assets	37,521	38,530
Acquired intangible assets, net	73,221	71,536
Goodwill	280,574	261,614
Other assets	25,802	31,230
Total assets	$1,237,875	$1,248,819

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,057	$16,254
Accrued compensation	35,236	54,051
Deferred revenue	404,786	407,498
Operating lease liabilities	3,564	2,320
Other current liabilities	3,162	3,759
Total current liabilities	463,805	483,882
Deferred revenue (net of current portion)	122,722	123,387
Term loan, net of issuance costs (net of current portion)	364,063	364,728
Operating lease liabilities (net of current portion)	53,685	55,046
Other liabilities	6,632	6,463
Total liabilities	1,010,907	1,033,506

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 110,287 and 108,929 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	1,103	1,089
Additional paid-in capital	906,263	869,059
Accumulated other comprehensive loss	(1,363)	(306)
Accumulated deficit	(679,035)	(654,529)
Total stockholders’ equity	226,968	215,313
Total liabilities and stockholders’ equity	$1,237,875	$1,248,819
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Revenue	$159,368	$123,189
Cost of revenue	34,930	22,073
Gross profit	124,438	101,116
Operating expenses:
Sales and marketing	81,570	58,635
Research and development	34,290	26,838
General and administrative	26,126	21,445
Total operating expenses	141,986	106,918
Loss from operations	(17,548)	(5,802)
Interest expense, net	(3,326)	(28)
Other expense, net	(944)	(66)
Loss before income taxes	(21,818)	(5,896)
Provision for income taxes	2,688	1,852
Net loss	$(24,506)	$(7,748)

Net loss per share, basic and diluted	$(0.22)	$(0.07)
Weighted-average shares used to compute net loss per share, basic and diluted	109,524	104,531
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(24,506)	$(7,748)
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale securities	(1,057)	(2)
Other comprehensive loss	(1,057)	(2)
Comprehensive loss	$(25,563)	$(7,750)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at December 31, 2021	108,929	$1,089	$869,059	$(306)	$(654,529)	$215,313
Exercise of stock options	293	3	2,584	—	—	2,587
Vesting of restricted stock units	809	8	(8)	—	—	—
Issuance of common stock under employee stock purchase plan	256	3	8,879	—	—	8,882
Stock-based compensation	—	—	25,749	—	—	25,749
Other comprehensive loss	—	—	—	(1,057)	—	(1,057)
Net loss	—	—	—	—	(24,506)	(24,506)
Balance at March 31, 2022	110,287	$1,103	$906,263	$(1,363)	$(679,035)	$226,968

Balance at December 31, 2020	103,715	$1,037	$757,470	$10	$(607,852)	$150,665
Exercise of stock options	607	6	4,009	—	—	4,015
Vesting of restricted stock units	792	8	(8)	—	—	—
Issuance of common stock under employee stock purchase plan	399	4	8,042	—	—	8,046
Stock-based compensation	—	—	16,963	—	—	16,963
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(7,748)	(7,748)
Balance at March 31, 2021	105,513	$1,055	$786,476	$8	$(615,600)	$171,939
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(24,506)	$(7,748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,896	2,816
Stock-based compensation	25,398	16,952
Other	1,323	313
Changes in operating assets and liabilities:
Accounts receivable	40,341	32,455
Prepaid expenses and other assets	8,463	5,427
Accounts payable, accrued expenses and accrued compensation	(18,745)	(6,003)
Deferred revenue	(3,543)	(5,648)
Other current and noncurrent liabilities	(765)	61
Net cash provided by operating activities	32,862	38,625

Cash flows from investing activities:
Purchases of property and equipment	(4,811)	(1,061)
Purchases of short-term investments	(60,850)	(29,361)
Sales and maturities of short-term investments	55,135	31,000
Business combination, net of cash acquired	(22,960)	—
Net cash (used in) provided by investing activities	(33,486)	578

Cash flows from financing activities:
Payments on term loan	(938)	—
Proceeds from stock issued in connection with the employee stock purchase plan	8,882	8,046
Proceeds from the exercise of stock options	2,587	4,015
Other financing activities	(3)	(3)
Net cash provided by financing activities	10,528	12,058
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(449)	(1,068)
Net increase in cash and cash equivalents and restricted cash	9,455	50,193
Cash and cash equivalents and restricted cash at beginning of period	278,271	178,463
Cash and cash equivalents and restricted cash at end of period	$287,726	$228,656

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,051	$71
Cash paid for income taxes, net of refunds	4,320	3,470
Supplemental cash flow information related to leases:
Cash payments for operating leases	$750	$1,518
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Tenable Holdings, Inc. and our wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information. All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2021 Annual Report on Form 10-K ("10-K") filed with the Securities and Exchange Commission on February 25, 2022. The consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state our financial position, our results of operations, and cash flows.
The results for the three months ended March 31, 2022 are not necessarily indicative of the operating results expected for the year ending December 31, 2022 or any other future period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions, the useful lives of long-lived assets, the fair value of acquired intangible assets, the valuation of stock-based compensation, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ significantly from these estimates.
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the three months ended March 31, 2022, there were no material changes to our significant accounting policies from those described in our 10-K.
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

2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended March 31,
(in thousands)	2022	2021
Subscription revenue	$142,687	$107,402
Perpetual license and maintenance revenue	12,873	12,405
Professional services and other revenue	3,808	3,382
Revenue	$159,368	$123,189
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 92% of revenue through our channel network in the three months ended March 31, 2022 and 2021. One of our distributors accounted for 37% and 41% of revenue in the three months ended March 31, 2022 and 2021, respectively. That same distributor accounted for 34% and 32% of accounts receivable at March 31, 2022 and December 31, 2021, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended March 31, 2022 and 2021, we recognized revenue of $142.7 million and $114.9 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At March 31, 2022, the future estimated revenue related to unsatisfied performance obligations was $555.7 million, of which approximately 76% is expected to be recognized as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning balance	$99,949	$78,876
Capitalization of contract acquisition costs	10,330	7,224
Amortization of deferred contract acquisition costs	(11,016)	(8,800)
Ending balance	$99,263	$77,300

3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	March 31, 2022
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$156,230	$—	$—	$156,230
Total cash equivalents	$156,230	$—	$—	$156,230

Short-term investments
Commercial paper	$111,521	$—	$(297)	$111,224
Corporate bonds	37,339	—	(252)	37,087
Asset backed securities	26,358	—	(190)	26,168
Certificates of deposit	20,000	—	(37)	19,963
Supranational bonds	8,599	—	(107)	8,492
U.S. Treasury and agency obligations	36,191	—	(480)	35,711
Total short-term investments	$240,008	$—	$(1,363)	$238,645

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$178,518	$—	$—	$178,518
Total cash equivalents	$178,518	$—	$—	$178,518

Short-term investments
Commercial paper	$134,165	$—	$(47)	$134,118
Corporate bonds	27,169	—	(41)	27,128
Asset backed securities	27,464	—	(53)	27,411
Certificates of deposit	10,000	—	(8)	9,992
Supranational bonds	8,632	—	(33)	8,599
U.S. Treasury and agency obligations	27,168	—	(124)	27,044
Total short-term investments	$234,598	$—	$(306)	$234,292
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the securities before the recovery of the amortized cost basis. At March 31, 2022, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.

The contractual maturities of our short-term investments are as follows:

	March 31, 2022
(in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$214,808	$213,966
Due between one and two years	25,200	24,679
Total short-term investments	$240,008	$238,645
At March 31, 2022 and December 31, 2021, cash and cash equivalents included $5.8 million of restricted cash primarily related to collateral for our outstanding letters of credit and excluded $0.3 million of restricted cash related to an account established as collateral for a lease arrangement, which is included in other assets on the consolidated balance sheets.
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$156,230	$—	$—	$156,230
Total cash equivalents	$156,230	$—	$—	$156,230

Short-term investments
Commercial paper	$—	$111,224	$—	$111,224
Corporate bonds	—	37,087	—	37,087
Asset backed securities	—	26,168	—	26,168
Certificates of deposit	—	19,963	—	19,963
Supranational bonds	—	8,492	—	8,492
U.S. Treasury and agency obligations	—	35,711	—	35,711
Total short-term investments	$—	$238,645	$—	$238,645

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$178,518	$—	$—	$178,518
Total cash equivalents	$178,518	$—	$—	$178,518

Short-term investments
Commercial paper	$—	$134,118	$—	$134,118
Corporate bonds	—	27,128	—	27,128
Asset backed securities	—	27,411	—	27,411
Certificates of deposit	—	9,992	—	9,992
Supranational bonds	—	8,599	—	8,599
U.S. Treasury and agency obligations	—	27,044	—	27,044
Total short-term investments	$—	$234,292	$—	$234,292
We did not have any liabilities measured and recorded at fair value on a recurring basis at March 31, 2022 and December 31, 2021.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Computer software and equipment	$34,120	$29,203
Furniture and fixtures	5,851	5,944
Leasehold improvements	26,926	26,713
Right-of-use assets under finance leases	1,343	1,343
Total	68,240	63,203
Less: accumulated depreciation and amortization	(28,642)	(26,370)
Property and equipment, net	$39,598	$36,833
Depreciation and amortization related to property and equipment was $2.5 million and $2.2 million in the three months ended March 31, 2022 and 2021, respectively.
6. Acquisition, Goodwill and Intangible Assets
Business Combination
In February 2022, we acquired Cymptom, a platform that proactively measures, maps and prioritizes probable attack paths, and enables security teams to preemptively focus response ahead of and during breaches. Through a share purchase agreement, we acquired 100% of Cymptom's equity in exchange for cash consideration, net of cash acquired, for $23.0 million.

Cash consideration, net of cash acquired, was preliminarily allocated as follows:

(in thousands)
Intangible assets	$4,113
Goodwill	18,960
Other liabilities, net	(113)
Total purchase price	$22,960
We are still finalizing the allocation of the purchase price, which may change as additional information becomes available related to acquired intangible assets and income taxes.
Acquired intangible assets and their estimated useful lives at the date of acquisition are as follows:

	Intangible Assets
(dollars in thousands)	Cost	Estimated Useful Life
Acquired technology	$4,113	7 years
Acquired intangible assets	$4,113
The results of operations of Cymptom are included in our consolidated statements of operations from the acquisition date and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statements of operations.
In general and administrative expense, we recognized $1.3 million and $2.2 million of acquisition-related transaction costs in the three months ended March 31, 2022 and 2021, respectively.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2021	$261,614
Acquired goodwill	18,960
Balance at March 31, 2022	$280,574
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling new capabilities from Cymptom to our customers. The acquired goodwill is not tax deductible.
Acquired intangible assets subject to amortization are as follows:

	March 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$86,037	$(12,890)	$73,147	$81,924	$(10,499)	$71,425
Trade name	390	(316)	74	390	(279)	111
	$86,427	$(13,206)	$73,221	$82,314	$(10,778)	$71,536
Amortization of acquired intangible assets was $2.4 million and $0.6 million in the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 7.4 years.

At March 31, 2022, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2022(1)	$7,993
2023	10,637
2024	10,603
2025	10,603
2026	10,419
Thereafter	22,966
Total	$73,221
_______________
(1)    Represents the nine months ending December 31, 2022.
7. Leases
We have operating leases for office facilities and finance leases for office equipment. The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease cost	$1,817	$1,869
Rent expense for short-term leases and finance lease costs in the three months ended March 31, 2022 and 2021 were not material.
Supplemental information related to leases was as follows:

	March 31, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term	9.1 years	9.2 years
Weighted average discount rate	5.5%	5.5%
In the three months ended March 31, 2022 and 2021, we did not obtain any right-of-use assets in exchange for lease liabilities.
Maturities of operating lease liabilities at March 31, 2022 were as follows:

(in thousands)
Year ending December 31,
2022(1)	$4,655
2023	8,214
2024	8,349
2025	8,189
2026	7,410
Thereafter	37,421
Total lease payments	74,238
Less: Imputed interest	(16,989)
Total	$57,249
_______________
(1)    Represents the nine months ending December 31, 2022.

8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	March 31, 2022
Term loan	$374,063
Less: Unamortized debt discount and issuance costs	(7,349)
Term loan, net of issuance costs	366,714
Less: Term loan, net, current (1)	(2,651)
Term loan, net of issuance costs (net of current portion)	$364,063
_______________
(1)    Term loan, net current is included in other current liabilities on our consolidated balance sheets.
The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date.
Our Term Loan is recorded at its carrying value. At March 31, 2022, the carrying value of our Term Loan approximated the fair value of our Term Loan as the terms and interest rate approximate market rates. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.
The maturities of the Term Loan at March 31, 2022 were as follows:

(in thousands)
Year ending December 31,
2022(1)	$2,813
2023	3,750
2024	3,750
2025	3,750
2026	3,750
Thereafter	356,250
Total	$374,063
_______________
(1)    Represents the nine months ending December 31, 2022.
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions beginning in 2023.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. Additionally, we will pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Revolving Credit Facility contains a $15.0 million letter of credit sublimit. At March 31, 2022, we were in compliance with the covenants under the Credit Agreement and there were no amounts outstanding under the Revolving Credit Facility.

9. Commitments and Contingencies
Commitments
In July 2021, we entered into a contract with Amazon Web Services, Inc. for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years one, two and three, respectively, for a total of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference. As of March 31, 2022, we have met our commitment for the first year of our contract with AWS.
Letters of Credit
At March 31, 2022, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
At March 31, 2022, there were 22.0 million shares available for grant under our 2018 Equity Incentive Plan.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$1,513	$937
Sales and marketing	10,065	6,296
Research and development	6,463	4,156
General and administrative	7,357	5,563
Total stock-based compensation expense	$25,398	$16,952
At March 31, 2022, the unrecognized stock-based compensation expense related to unvested restricted stock units ("RSUs") was $311.1 million, which is expected to be recognized over an estimated remaining weighted average period of 3.2 years.
At March 31, 2022, the unrecognized stock-based compensation expense related to unvested performance stock units ("PSUs") was $9.1 million, which is expected to be recognized over an estimated remaining weighted average period of 3.9 years.
At March 31, 2022, the unrecognized stock-based compensation expense related to outstanding stock options was $1.0 million, which is expected to be recognized over an estimated remaining weighted average period of 0.2 years.
At March 31, 2022, the unrecognized stock-based compensation expense related to our 2018 ESPP was $10.1 million, which is expected to be recognized over an estimated weighted average period of 0.9 years.

RSUs and PSUs
A summary of our RSU and PSU activity is presented below:

	RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	5,781	$37.74	—	$—
Granted	3,470	45.68	209	44.97
Vested	(809)	37.98	—	—
Forfeited	(312)	37.04	—	—
Unvested balance at March 31, 2022	8,130	41.13	209	44.97
Our PSUs vest over a period of four years and are subject to defined performance and service conditions. The grant date fair value is based on the estimated fair value of our common stock on the date of grant. Our PSUs are expensed over the service period using the accelerated attribution method.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,731	$9.21	5.5	$308,677
Granted	—	—
Exercised	(293)	8.82		12,947
Forfeited/canceled	(57)	16.13
Outstanding at March 31, 2022	6,381	9.17	5.1	310,264
Exercisable at March 31, 2022	5,964	8.69	5.0	292,848
2018 Employee Stock Purchase Plan
At March 31, 2022, there were 7.7 million shares reserved for issuance under our 2018 Employee Stock Purchase Plan ("2018 ESPP").
In the three months ended March 31, 2022, employees purchased 255,697 shares of our common stock at a weighted average price of $34.73 per share, resulting in $8.9 million of cash proceeds.
At March 31, 2022, there was $2.0 million of employee contributions to the 2018 ESPP included in accrued compensation.

The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	42.8% — 51.7%	52.0% — 59.4%
Risk-free interest rate	0.1%	0.1%
Expected dividend yield	—	—
11. Income Taxes
In the three months ended March 31, 2022, the provision for income taxes included $1.7 million of income taxes in foreign jurisdictions in which we conduct business, $0.8 million of current expense from the restructuring of our research and development operations in Israel, partially offset by $0.4 million of deferred tax benefits related to the Alsid acquisition. Additionally, the provision for income taxes included $0.7 million of discrete expense items, primarily withholding taxes on sales to customers.
The provision for the three months ended March 31, 2021 included $1.1 million income taxes in foreign jurisdictions in which we conduct business and $2.8 million of current expense from the restructuring of our research and development operations in Israel, which were partially offset by $1.2 million of discrete benefits related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes and $1.4 million of other discrete benefits. Additionally, the provision for income taxes included $0.5 million of discrete expense items, primarily withholding taxes on sales to customers.
12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net loss	$(24,506)	$(7,748)

Weighted-average shares used to compute net loss per share, basic and diluted	109,524	104,531
Net loss per share, basic and diluted	$(0.22)	$(0.07)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	March 31,
(in thousands)	2022	2021
RSUs	8,130	5,716
Stock options	6,381	8,814
Shares to be issued under the 2018 ESPP	47	58
Total	14,558	14,588
13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
The Americas	$99,500	$80,595
Europe, Middle East and Africa	43,139	29,266
Asia Pacific	16,729	13,328
Revenue	$159,368	$123,189
Customers located in the United States accounted for 56% and 59% of revenue in the three months ended March 31, 2022 and 2021, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	March 31, 2022	December 31, 2021
United States	$35,958	$33,579
International	3,640	3,254
Property and equipment, net	$39,598	$36,833
14. Subsequent Events
In April 2022, we entered into a definitive agreement to acquire Bit Discovery, Inc. ("Bit Discovery"), a leader in external attack surface management (EASM). Adding Bit Discovery's EASM capabilities to our solutions will provide customers with a comprehensive view of their attack surface and help identify and eliminate areas of risk. We agreed to acquire Bit Discovery for $44.5 million in cash, subject to customary purchase price adjustments, and expect the acquisition close later in the second quarter of 2022.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and (2) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2021, or the 10-K, filed with the Securities and Exchange Commission on February 25, 2022. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Revenue in the three months ended March 31, 2022 and 2021 was $159.4 million and $123.2 million, respectively, representing year-over-year growth of 29%. Our recurring revenue, which includes revenue from subscription arrangements for software and cloud-based solutions and maintenance associated with perpetual licenses, represented 95% and 94% of revenue in the three months ended March 31, 2022 and 2021, respectively. Our net loss in the three months ended March 31, 2022 and 2021 was $24.5 million and $7.7 million, respectively. Our cash flow from operating activities was $32.9 million and $38.6 million in the three months ended March 31, 2022 and 2021, respectively.
COVID-19 Update
We have not seen a significant adverse impact on our business from the pandemic as of March 31, 2022. We continue to monitor the impact of the COVID-19 pandemic on our customers, partners, employees and service providers.
Financial Highlights
Below are our key financial results:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Revenue	$159,368	$123,189
Loss from operations	(17,548)	(5,802)
Net loss	(24,506)	(7,748)
Net loss per share, basic and diluted	(0.22)	(0.07)
Net cash provided by operating activities	32,862	38,625
Purchases of property and equipment	(4,811)	(1,061)
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
Our dollar-based net expansion rate for the three months ended March 31, 2022 exceeded 110% on an LTM basis. Our dollar-based net expansion rate may fluctuate from quarter to quarter as a result of a number of factors, including our existing customers' satisfaction with our solutions, the pricing of our solutions and the ability of competing solutions and the pricing thereof.
We also utilize an alternative dollar-based net expansion rate to assess our ability to expand sales with existing customers and evaluate the performance of our sales team. This alternative dollar-based net expansion rate is based on the methodology described above, but excludes the annual contract value of prior period multi-year sales from ARR in the numerator and the denominator of the calculation. We believe this methodology more closely aligns with the renewal and expansion goals established for our sales team, because it measures net expansion by customers with contracts up for renewal during the period. Applying this methodology would have increased the dollar-based net expansion rate by two to three percentage points for each of the fiscal quarters in 2021 and the first fiscal quarter in 2022.
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$159,368	$123,189
Add: Deferred revenue (current), end of period	404,786	325,113
Less: Deferred revenue (current), beginning of period(1)	(407,635)	(328,819)
Calculated current billings	$156,519	$119,483
_______________
(1)    Deferred revenue (current), beginning of period for the three months ended March 31, 2022 includes $0.1 million related to Cymptom's deferred revenue at the acquisition date, which is not included in deferred revenue (current) balance at December 31, 2021.
Free Cash Flow and Unlevered Free Cash Flow
We use the non-GAAP measure of free cash flow, which we define as GAAP net cash flows from operating activities reduced by purchases of property and equipment, which includes capitalized internal use software. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment, for investment in our business and to make acquisitions. We believe that free cash flow is useful as a liquidity measure because it measures our ability to generate or use cash.
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

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow and unlevered free cash flow:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$32,862	$38,625
Purchases of property and equipment	(4,811)	(1,061)
Free cash flow(1)	28,051	37,564
Cash paid for interest and other financing costs	4,051	71
Unlevered free cash flow(1)	$32,102	$37,635
_______________
(1)    Free cash flow and unlevered free cash flow for the periods presented were impacted by:

	Three Months Ended March 31,
(in millions)	2022	2021
Employee stock purchase plan activity	$(4.0)	$(5.0)
Acquisition-related expenses	(0.7)	(1.7)
Costs related to intra-entity asset transfers	(0.8)	—
Tax payment on intra-entity asset transfers	(2.7)	(2.8)
Free cash flow and unlevered free cash flow for the three months ended March 31, 2022 and 2021 were benefited by approximately $6 million and $5 million, respectively, as a result of the accelerated timing of payments for insurance, professional fees and rent in prior quarters.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended March 31,
	2022	2021	Change (%)
Number of new enterprise platform customers added in period(1)	459	331	39%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.ep, Tenable.io, Tenable.cs, Tenable.ad, Tenable.ot or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At March 31,
	2022	2021	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	1,112	866	28%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We use non-GAAP income from operations along with non-GAAP operating margin as key indicators of our financial performance. We define these non-GAAP financial measures as their respective GAAP measures, excluding the effects of stock-based compensation, acquisition-related expenses, costs related to the intra-entity asset transfers resulting from the internal restructuring of legal entities and amortization of acquired intangible assets. Acquisition-related expenses include transaction expenses and costs related to the intercompany transfer of acquired intellectual property.
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Loss from operations	$(17,548)	$(5,802)
Stock-based compensation	25,398	16,952
Acquisition-related expenses	1,341	2,158
Costs related to intra-entity asset transfers(1)	838	—
Amortization of acquired intangible assets	2,427	579
Non-GAAP income from operations	$12,456	$13,887

Operating margin	(11)%	(5)%
Non-GAAP operating margin	8%	11%
________________
(1)    The costs related to the intra-entity asset transfer resulted from our internal restructuring of Cymptom.
Non-GAAP Net Income and Non-GAAP Earnings Per Share
We use non-GAAP net income, which excludes stock-based compensation, acquisition-related expenses and amortization of acquired intangible assets, as well as the related tax impacts, and the tax impact and related costs of intra-entity asset transfers resulting from the internal restructuring of legal entities as well as deferred income tax benefits recognized in connection with acquisitions, to calculate non-GAAP earnings per share. We believe that these non-GAAP measures provide important information because they facilitate comparisons of our core operating results over multiple periods.

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2022	2021
Net loss	$(24,506)	$(7,748)
Stock-based compensation	25,398	16,952
Tax impact of stock-based compensation(1)	1,066	(4)
Acquisition-related expenses(2)	1,341	2,158
Costs related to intra-entity asset transfers(3)	838	—
Amortization of acquired intangible assets(4)	2,427	579
Tax impact of acquisitions(5)	(442)	—
Tax impact of intra-entity asset transfers(6)	843	2,808
Non-GAAP net income	$6,965	$14,745

Net loss per share, diluted	$(0.22)	$(0.07)
Stock-based compensation	0.23	0.16
Tax impact of stock-based compensation(1)	0.01	—
Acquisition-related expenses(2)	0.01	0.02
Costs related to intra-entity asset transfers(3)	0.01	—
Amortization of acquired intangible assets(4)	0.02	—
Tax impact of acquisitions(5)	(0.01)	—
Tax impact of intra-entity asset transfers(6)	0.01	0.03
Adjustment to diluted earnings per share(7)	—	(0.01)
Non-GAAP earnings per share, diluted	$0.06	$0.13

Weighted-average shares used to compute GAAP net loss per share, diluted	109,524	104,531

Weighted-average shares used to compute non-GAAP earnings per share, diluted	117,155	113,934
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for the applicable tax jurisdictions.
(2)    The tax impact of acquisition-related expenses is not material.
(3)    The costs related to the intra-entity asset transfer resulted from our internal restructuring of Cymptom.
(4)    The tax impact of the amortization of acquired intangible assets is included in the tax impact of acquisitions.
(5)    The tax impact of acquisitions is related to the deferred tax benefits of the Alsid acquisition.
(6)    The tax impact of the intra-entity asset transfers are related to current tax payments based on the applicable Israeli tax rates resulting from our internal restructuring of Cymptom and Indegy in the three months ended March 31, 2022 and 2021, respectively.
(7)    An adjustment to reconcile GAAP net loss per share, which excludes potentially dilutive shares, to non-GAAP earnings per share, which includes potentially dilutive shares.
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
Interest Expense, Net
Interest expense, net consists primarily of interest expense in connection with our senior secured term loan facility, or Term Loan, unused commitment fees on our senior secured revolving credit facility, or Revolving Credit Facility, and letter of credit fees. Interest expense, net also includes interest income earned on cash and cash equivalents and short-term investments.
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
In the three months ended March 31, 2022, the provision for income taxes included $1.7 million of income taxes in foreign jurisdictions in which we conduct business, $0.8 million of current expense from the restructuring of our research and development operations in Israel, partially offset by $0.4 million of deferred tax benefits related to the Alsid acquisition. Additionally, the provision for income taxes included $0.7 million of discrete expense items, primarily withholding taxes on sales to customers.
The provision for the three months ended March 31, 2021 included $1.1 million income taxes in foreign jurisdictions in which we conduct business and $2.8 million of current expense from the restructuring of our research and development operations in Israel, which were partially offset by $1.2 million of discrete benefits related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes and $1.4 million of other discrete benefits. Additionally, the provision for income taxes included $0.5 million of discrete expense items, primarily withholding taxes on sales to customers.

Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$159,368	$123,189
Cost of revenue(1)	34,930	22,073
Gross profit	124,438	101,116
Operating expenses:
Sales and marketing(1)	81,570	58,635
Research and development(1)	34,290	26,838
General and administrative(1)	26,126	21,445
Total operating expenses	141,986	106,918
Loss from operations	(17,548)	(5,802)
Interest expense, net	(3,326)	(28)
Other expense, net	(944)	(66)
Loss before income taxes	(21,818)	(5,896)
Provision for income taxes	2,688	1,852
Net loss	$(24,506)	$(7,748)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$1,513	$937
Sales and marketing	10,065	6,296
Research and development	6,463	4,156
General and administrative	7,357	5,563
Total stock-based compensation expense	$25,398	$16,952
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue
The following table presents the increase in revenue:

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Subscription revenue	$142,687	$107,402	$35,285	33%
Perpetual license and maintenance revenue	12,873	12,405	468	4%
Professional services and other revenue	3,808	3,382	426	13%
Revenue	$159,368	$123,189	$36,179	29%
U.S. revenue increased $16.0 million, or 22%. International revenue increased $20.2 million, or 40%. Approximately $1.4 million of revenue recognized in the three months ended March 31, 2022 was due to the early termination of customer contracts in Russia and Belarus as a result of sanctions and export restrictions imposed by the U.S. government. This is revenue that largely would have been recognized over future quarters in 2022.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Cost of revenue	$34,930	$22,073	$12,857	58%
Gross profit	124,438	101,116	23,322	23%
Gross margin	78%	82%
The increase in cost of revenue of $12.9 million was primarily due to:
•a $7.9 million increase in third-party cloud infrastructure costs;
•a $1.8 million increase in amortization of intangible assets due to acquired intangible assets;
•a $1.8 million increase in personnel costs primarily due to support for cloud-based products and increased headcount, including a $0.6 million increase in stock-based compensation; and
•a $0.5 million increase in professional fees.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Sales and marketing	$81,570	$58,635	$22,935	39%
The increase in sales and marketing expense of $22.9 million was primarily due to:
•a $13.6 million increase in personnel costs, largely associated with an increase in headcount and a $3.8 million increase in stock-based compensation;
•a $4.5 million increase in sales commissions, due to increased sales and the amortization of deferred commissions;
•a $2.5 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts; and
•a $1.9 million increase in selling expenses, including software subscriptions and training programs.
Research and Development

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Research and development	$34,290	$26,838	$7,452	28%
The increase in research and development expense of $7.5 million was primarily due to:
•a $5.6 million increase in personnel costs, largely associated with an increase in headcount and a $2.3 million increase in stock-based compensation;
•a $1.0 million increase in software subscription and third-party cloud infrastructure costs; and
•a $0.4 million increase in allocated overhead.

General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
General and administrative	$26,126	$21,445	$4,681	22%
The increase in general and administrative expense of $4.7 million was primarily due to:
•a $3.3 million increase in personnel costs, largely associated with an increase in headcount and a $1.8 million increase in stock-based compensation;
•a $0.8 million increase in intra-entity asset transfer costs related to Cymptom; and
•a $0.8 million increase in professional fees; partially offset by
•a $0.8 million decrease in acquisition-related expenses.
Interest Expense, Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Interest expense, net	$3,326	$28	$3,298	11,779%
The increase of $3.3 million in interest expense, net was due to a $3.7 million increase in interest expense primarily related to our Term Loan entered into in July 2021, partially offset by a $0.4 million increase in interest income from our short-term investments. Our term loan has a variable interest rate of 3.27% through July 29, 2022. A one percentage point increase in the rate for the remainder of the year would increase 2022 interest expense by $1.6 million.
Liquidity and Capital Resources
At March 31, 2022, we had $287.5 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $238.6 million short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. Treasury and agency obligations and corporate and supranational bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $679.0 million at March 31, 2022.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At March 31, 2022, we had deferred revenue of $527.5 million, of which $404.8 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. In February 2022, we paid $23.0 million in cash to acquire Cymptom. In April 2022, we agreed to acquire Bit Discovery for $44.5 million in cash, and we expect the acquisition to close in the second quarter of 2022. We expect to enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and unlevered free cash flow in the three months ended March 31, 2022, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Term Loan and Revolving Credit Facility
In July 2021, we entered into a credit agreement, or the Credit Agreement, which is comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility, with a $15.0 million letter of credit sublimit. The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan will amortize at 1% per annum in equal quarterly installments, starting in March 2022 until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement beginning in 2023. The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. We will pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00.
At March 31, 2022, we were in compliance with the covenants and there were no amounts outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$32,862	$38,625
Net cash (used in) provided by investing activities	(33,486)	578
Net cash provided by financing activities	10,528	12,058
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(449)	(1,068)
Net increase in cash and cash equivalents and restricted cash	$9,455	$50,193
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash from investing activities decreased by $34.1 million, primarily due to $23.0 million of cash paid for the Cymptom acquisition, a $7.4 million increase in purchases, net of sales, of short-term investments and a $3.8 million increase in purchases of property and equipment.

Financing Activities
Net cash provided by financing activities decreased by $1.5 million, primarily due to a $1.4 million decrease in the proceeds from the exercise of stock options and a $0.9 million principal payment made on our term loan. These decreases were partially offset by an increase in proceeds received from stock issued in connection with our employee stock purchase plan of $0.8 million.
Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Amazon Web Services, Inc. for cloud services.
At March 31, 2022, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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
Interest Rate Risk
At March 31, 2022, we had $287.5 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $238.6 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. treasury and agency securities and corporate and supranational bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. Prior to January 31, 2022, the interest rate on the Term Loan was 3.25% (2.75% plus 0.50% LIBOR floor). Effective January 31, 2022 through July 29, 2022, the Term Loan has a variable interest rate of 3.27%. A one percentage point increase in the rate would increase 2022 interest expense by $1.6 million. No amounts are outstanding under the revolving credit facility.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
We have historically incurred net losses, including net losses of $24.5 million and $7.7 million in the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $679.0 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Further, although we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic as of March 31, 2022, the evolving pandemic increases the difficulty in predicting future results of operations.
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
Additionally, the cybersecurity market is characterized by very rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards. Our success depends on continued innovation to provide features that make our solutions responsive to the cybersecurity landscape, including the shift to employees working from home or in hybrid environments and the increasing adoption by organizations of cloud or hybrid cloud architectures. Developing new solutions and product enhancements is uncertain, expensive and time-consuming, and there is no assurance that such activities will result in significant cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected. Further, we may not be able to successfully anticipate or adapt to changing technology or customer requirements or the dynamic threat landscape on a timely basis, or at all, which would impair our ability to execute on our business strategy. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or new or evolving attacks by, or indicators of compromise that identify, cyber bad actors.
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
From the three months ended March 31, 2021 to the three months ended March 31, 2022, our revenue grew from $123.2 million to $159.4 million, representing year over year growth of 29%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
If we are unable to maintain consistent revenue or revenue growth, including as a result of the ongoing COVID-19 pandemic or macroeconomic conditions, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
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
We recognize substantially all of our revenue ratably over the terms of our subscriptions with customers, which generally occurs over a one-year period and, for our perpetual licenses, over a five-year expected period of benefit. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period, including as a result of the ongoing COVID-19 pandemic or macroeconomic conditions, may not be immediately reflected in our revenue results for that period. This decline, however, would negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. This also makes it difficult for us to rapidly increase our revenue growth through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.
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
Our enterprise platform offerings, Tenable.ep, Tenable.io, Tenable.cs, Tenable.ad, Tenable.ot, and Tenable.sc must interoperate with our customers’ existing network and security infrastructure, including remote devices. These complex systems are developed, delivered and maintained by the customer, their employees and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure, including remote devices, have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security offerings to customers with highly complex and customized networks, including remote devices, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure, new usage trends, such as remote and hybrid work, or new industry standards or protocols are introduced, we may have to update or enhance our cloud platform and our other solutions to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.

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
Threats to information systems and data come from a variety of sources. In addition to computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to: social-engineering attacks (including through phishing attacks); malicious code (such as viruses and worms); malware (including as a result of persistent threat intrusions); denial-of-service attacks (such as credential stuffing); personnel misconduct or error; ransomware attacks; supply-chain attacks; software bugs; server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures, and other similar threats. During times of war and other major conflicts, we and the third parties upon which we may rely may be vulnerable to a heightened risk of these threats, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be necessary to make extortion payments, but we may be unable to do so if applicable laws prohibit such payments.
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
In addition, if our solutions fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, including for remote devices, or if our solutions fail to identify new and increasingly complex methods of cyberattacks, our business and reputation may suffer. There is no guarantee that our solutions will detect all vulnerabilities, especially in light of the rapidly changing security landscape to which we must respond, including as a result of the increased remote or hybrid work environments. Additionally, our solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, our solutions rely on information provided by an active community of users who contribute new exploits, attacks and vulnerabilities. If the information from these third parties is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings and adversely impact market acceptance of our products and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem.
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
Our subscription offerings are term-based and a majority of our subscription contracts are for one year in duration. In order for us to maintain or improve our results of operations, it is important that a high percentage of our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate if our existing customers choose to reduce or delay technology spending in response to economic conditions, including those resulting from the ongoing COVID-19 pandemic and inflation, that could lead to decreased spending, as well as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described in this Quarterly Report on Form 10-Q. Additionally, many of our customers, including certain top customers, have the right to terminate their agreements with us for convenience and for other reasons. We cannot assure you that customers will maintain their agreements with us, renew subscriptions or increase their usage of our software. If our customers do not maintain or renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be harmed.
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
The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our solutions. We sell our solutions primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Our average sales cycle with an enterprise customer is approximately four months, and to the extent we continue to enter into larger deals, our average sales cycle is likely to increase. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or service under consideration. The ongoing COVID-19 pandemic and economic uncertainty have also continued to impact the budgets and purchasing decisions and processes of certain of our customers and prospective customers, some of whom have added additional controls on expenditures and require additional internal approvals of expenditures, even if relatively small in dollar amount, all of which could lengthen our sales cycle. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
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
In the United States, federal, state, and local governments have enacted numerous data privacy security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act, or the CCPA, imposes obligations on businesses to which it applies including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Further, the California Privacy Rights Act, or CPRA, effective on January 1, 2023, will expand the CCPA, including by expanding certain consumers’ rights. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia recently passed its Consumer Data Protection Act, Colorado recently passed the Colorado Privacy Act, and Utah recently passed the Utah Consumer Privacy Act, each of which differs from the CPRA and go into effect on January 1, 2023, July 1, 2023 and December 31, 2023, respectively.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the three months ended March 31, 2022 and 2021, we derived 92% of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 37% and 41% of our revenue in the three months ended March 31, 2022 and 2021, respectively, and 34% of our accounts receivable as of March 31, 2022. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of the ongoing COVID-19 pandemic, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
Our business, operations and financial performance may be negatively affected by adverse changes in the evolving COVID-19 pandemic.
As of March 31, 2022, we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic, and the extent to which the COVID-19 pandemic may adversely affect us in the future is uncertain and would depend on the spread or severity of COVID-19 infections and the resulting societal impact, and response thereto, could have material adverse impacts on our business, operations and financial performance.
In response to the easing of the travel and other public health restrictions, including state and local orders across the United States and in countries in which we operate, we have implemented hybrid work policies for our global workforce and continue to update our employee health and safety policies, including relating to business travel and in-person office work to reflect the current COVID-19 environment. As conditions permit, we will continue to allow some activities, including business travel and in-person work at the option of the employee at certain of our global office locations, including at our headquarters. In-person work at our offices or business travel could expose our employees to health risks, and us to associated liability, and could create additional risks and operational challenges that require us to make additional investments in the design, implementation and enforcement of new workplace and travel health and safety protocols. We expect to continue our hybrid work policies indefinitely and that many employees will choose to continue to work remotely or a hybrid of in-person and remote work, which presents risks, uncertainties and costs that could affect our performance, including operational and workplace culture challenges, uncertainty regarding office space needs and heightened vulnerability to cyberattacks.
Adverse developments in the COVID-19 pandemic, including with respect to economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate, could also impact our partners, customers and service providers, which could lead such parties to attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results, financial condition and prospects. Because our platform offerings are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods, and such effects may be offset by temporary decreases in our expenses related to restrictions on the conduct of our business. We expect to incur additional costs as we resume business-related travel and return to the office, the timing and extent of which remains subject to ongoing developments in the COVID-19 pandemic.
The full extent to which changes in the COVID-19 pandemic impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-Q, such as the duration of the outbreak, the duration and effect of business disruptions, the ongoing effectiveness and widespread adoption of vaccines, both domestically and globally, the duration and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease, and the impact of new variants or mutations of the coronavirus. An increase or extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration of these impacts is uncertain. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our partners and customers, or the global economy as a whole.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 44% and 41% of our revenue in the three months ended March 31, 2022 and 2021, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
•increased management, infrastructure and legal costs associated with having international operations;
•reliance on channel partners;
•trade and foreign exchange restrictions, including potential changes in trade relations arising from policy initiatives;
•volatility of foreign exchange rates;
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
Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business is intense. The recent move by companies to offer a remote or hybrid work environment may increase competition for such employees outside of our traditional office locations. In addition, employee turnover rates in the broader global economy and inflationary pressures in the labor market have increased during the ongoing COVID-19 pandemic and may continue to be elevated, which has led, and could continue to lead to increased recruiting, training and retention costs. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or maintaining our corporate culture in a hybrid or remote work environment, our business would be adversely affected.
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
We have initiated hybrid remote and in-person work policies, however, substantially all of our employees have been working remotely due to the COVID-19 pandemic, which may pose additional security risks. Our business operations are subject to interruption by natural disasters, including those related to the long-term effects of climate change, and other catastrophic events such as fire, floods, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic, such as the COVID-19 pandemic. To the extent such events impact our corporate headquarters, other facilities, or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.
Recent and future acquisitions could disrupt our business and adversely affect our business operations and financial results.
We have in the past acquired products, technologies and businesses from other parties, and we expect to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions involve many risks, including the following:
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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our product, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Our current loan agreement includes, and we expect that any future agreements governing our indebtedness will include, restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
Our failure to comply with any of the covenants could result in a default under the Credit Agreement, which could permit the administrative agent or the lenders to cause the administrative agent to declare all or part of any of our outstanding senior secured term loans or revolving loans to be immediately due and payable or to exercise any remedies provided to the administrative agent, including, proceeding against the collateral granted to secure our obligations under the Credit Agreement. An event of default under the Credit Agreement could also lead to a default under the terms of certain of our other agreements. Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.
The phase-out, replacement or unavailability of LIBOR could adversely affect our indebtedness.
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
Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.
Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia and Belarus. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy, which could impact the budgets and purchasing decisions and processes of certain of our customers and prospective customers.
As of March 31, 2022, our business has not been negatively materially impacted by the ongoing military conflict between Russian and Ukraine. In the three months ended March 31, 2022, we recognized approximately $1.4 million of revenue due to the early termination of customer contracts in Russia and Belarus as a result of sanctions and export restrictions imposed by the U.S. government. In addition, we believe that the heightened threat environment could highlight the need for our customers to continuously map and measure their cyber exposure across the attack surface.

It is impossible to predict the extent to which our operations, or those of our partners or customers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.
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
As of March 31, 2022, we had 24 issued patents and 17 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software, we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the COVID-19 pandemic, the Russian Federation invasion of Ukraine and macroeconomic conditions. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
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
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. The issuance of additional regulatory or accounting guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. For example, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.

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
As of December 31, 2021 we had U.S. federal, state and foreign net operating loss carryforwards, or NOLs, of $398.5 million, $226.1 million, and $289.9 million, respectively, available to offset future taxable income, some of which begin to expire in 2030. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.
In addition, under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use its NOLs if one or more stockholders or groups of stockholders that each own at least 5% of the company’s stock increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentages within a rolling three-year period. Similar rules may apply under state tax laws. Based upon an analysis as of December 31, 2021, we determined that we do not expect these limitations to materially impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occurred after such date, or occur in the future, our ability to use our NOLs may be further limited. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability.
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
None.
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

TENABLE HOLDINGS, INC.

Date:	May 5, 2022	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)