Form 10-Q
period 2022-06-30
Tenable Holdings, Inc.
filed 2022-08-03
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of July 29, 2022 was 111,644,129.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$267,859	$278,000
Short-term investments	243,047	234,292
Accounts receivable (net of allowance for doubtful accounts of $467 and $524 at June 30, 2022 and December 31, 2021, respectively)	109,354	136,601
Deferred commissions	40,670	40,311
Prepaid expenses and other current assets	49,444	60,234
Total current assets	710,374	749,438
Property and equipment, net	43,372	36,833
Deferred commissions (net of current portion)	59,330	59,638
Operating lease right-of-use assets	36,906	38,530
Acquired intangible assets, net	81,536	71,536
Goodwill	316,787	261,614
Other assets	26,737	31,230
Total assets	$1,275,042	$1,248,819

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,882	$16,254
Accrued compensation	41,199	54,051
Deferred revenue	415,378	407,498
Operating lease liabilities	5,014	2,320
Other current liabilities	4,592	3,759
Total current liabilities	483,065	483,882
Deferred revenue (net of current portion)	132,677	123,387
Term loan, net of issuance costs (net of current portion)	363,404	364,728
Operating lease liabilities (net of current portion)	52,158	55,046
Other liabilities	6,213	6,463
Total liabilities	1,037,517	1,033,506

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 111,574 and 108,929 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	1,116	1,089
Additional paid-in capital	944,799	869,059
Accumulated other comprehensive loss	(1,856)	(306)
Accumulated deficit	(706,534)	(654,529)
Total stockholders’ equity	237,525	215,313
Total liabilities and stockholders’ equity	$1,275,042	$1,248,819
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$164,341	$130,259	$323,709	$253,448
Cost of revenue	36,037	26,425	70,967	48,498
Gross profit	128,304	103,834	252,742	204,950
Operating expenses:
Sales and marketing	88,426	65,678	169,996	124,313
Research and development	36,228	28,201	70,518	55,039
General and administrative	26,870	21,836	52,996	43,281
Total operating expenses	151,524	115,715	293,510	222,633
Loss from operations	(23,220)	(11,881)	(40,768)	(17,683)
Interest expense, net	(2,895)	(42)	(6,221)	(70)
Other expense, net	(1,863)	(471)	(2,807)	(537)
Loss before income taxes	(27,978)	(12,394)	(49,796)	(18,290)
(Benefit) provision for income taxes	(479)	(756)	2,209	1,096
Net loss	$(27,499)	$(11,638)	$(52,005)	$(19,386)

Net loss per share, basic and diluted	$(0.25)	$(0.11)	$(0.47)	$(0.18)
Weighted-average shares used to compute net loss per share, basic and diluted	111,041	105,869	110,287	105,203
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(27,499)	$(11,638)	$(52,005)	$(19,386)
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale securities	(493)	(24)	(1,550)	(26)
Other comprehensive loss	(493)	(24)	(1,550)	(26)
Comprehensive loss	$(27,992)	$(11,662)	$(53,555)	$(19,412)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at March 31, 2022	110,287	$1,103	$906,263	$(1,363)	$(679,035)	$226,968
Exercise of stock options	639	6	6,083	—	—	6,089
Vesting of restricted stock units	648	7	(7)	—	—	—
Stock-based compensation	—	—	32,460	—	—	32,460
Other comprehensive loss	—	—	—	(493)	—	(493)
Net loss	—	—	—	—	(27,499)	(27,499)
Balance at June 30, 2022	111,574	$1,116	$944,799	$(1,856)	$(706,534)	$237,525

Balance at December 31, 2021	108,929	$1,089	$869,059	$(306)	$(654,529)	$215,313
Exercise of stock options	932	9	8,667	—	—	8,676
Vesting of restricted stock units	1,457	15	(15)	—	—	—
Issuance of common stock under employee stock purchase plan	256	3	8,879	—	—	8,882
Stock-based compensation	—	—	58,209	—	—	58,209
Other comprehensive loss	—	—	—	(1,550)	—	(1,550)
Net loss	—	—	—	—	(52,005)	(52,005)
Balance at June 30, 2022	111,574	$1,116	$944,799	$(1,856)	$(706,534)	$237,525

Balance at March 31, 2021	105,513	$1,055	$786,476	$8	$(615,600)	$171,939
Exercise of stock options	605	6	4,683	—	—	4,689
Vesting of restricted stock units	392	4	(4)	—	—	—
Stock-based compensation	—	—	20,489	—	—	20,489
Other comprehensive loss	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(11,638)	(11,638)
Balance at June 30, 2021	106,510	$1,065	$811,644	$(16)	$(627,238)	$185,455

Balance at December 31, 2020	103,715	$1,037	$757,470	$10	$(607,852)	$150,665
Exercise of stock options	1,212	12	8,692	—	—	8,704
Vesting of restricted stock units	1,184	12	(12)	—	—	—
Issuance of common stock under employee stock purchase plan	399	4	8,042	—	—	8,046
Stock-based compensation	—	—	37,452	—	—	37,452
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(19,386)	(19,386)
Balance at June 30, 2021	106,510	$1,065	$811,644	$(16)	$(627,238)	$185,455
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(52,005)	$(19,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,141	6,807
Stock-based compensation	57,311	37,421
Other	665	(268)
Changes in operating assets and liabilities:
Accounts receivable	27,664	18,985
Prepaid expenses and other assets	16,765	5,077
Accounts payable, accrued expenses and accrued compensation	(14,250)	985
Deferred revenue	16,075	6,665
Other current and noncurrent liabilities	1,014	(1,126)
Net cash provided by operating activities	63,380	55,160

Cash flows from investing activities:
Purchases of property and equipment	(9,563)	(2,595)
Purchases of short-term investments	(119,619)	(87,624)
Sales and maturities of short-term investments	108,858	76,000
Business combinations, net of cash acquired	(66,993)	(98,489)
Net cash used in investing activities	(87,317)	(112,708)

Cash flows from financing activities:
Payments on term loan	(1,875)	—
Proceeds from stock issued in connection with the employee stock purchase plan	8,882	8,046
Proceeds from the exercise of stock options	8,676	8,704
Other financing activities	566	(5)
Net cash provided by financing activities	16,249	16,745
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,471)	(1,463)
Net decrease in cash and cash equivalents and restricted cash	(10,159)	(42,266)
Cash and cash equivalents and restricted cash at beginning of period	278,271	178,463
Cash and cash equivalents and restricted cash at end of period	$268,112	$136,197

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,366	$150
Cash paid for income taxes, net of refunds	5,870	3,553
Supplemental cash flow information related to leases:
Cash payments for operating leases	$1,521	$2,555
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Summary of Significant Accounting Policies
Business Description
Tenable Holdings, Inc. (the “Company,” “we,” "us," or “our”) is a provider of Cyber Exposure Management solutions, which is a discipline for managing, measuring and comparing cybersecurity risk in the digital era. Our platform offerings provide broad visibility into security issues such as vulnerabilities, misconfigurations, internal and regulatory compliance violations and other indicators of the state of an organization’s security across IT infrastructure and applications, cloud environments, Active Directory and industrial internet of things and operational technology environments.
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
The results for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results expected for the year ending December 31, 2022 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the six months ended June 30, 2022, there were no material changes to our significant accounting policies from those described in our 10-K.
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

2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Subscription revenue	$146,806	$114,167	$289,493	$221,569
Perpetual license and maintenance revenue	12,683	12,567	25,556	24,972
Professional services and other revenue	4,852	3,525	8,660	6,907
Revenue	$164,341	$130,259	$323,709	$253,448
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 92% of revenue through our channel network in the three and six months ended June 30, 2022 and 2021. One of our distributors accounted for 38% of revenue in the three and six months ended June 30, 2022 and 40% of revenue in the three and six months ended June 30, 2021. That same distributor accounted for 34% and 32% of accounts receivable at June 30, 2022 and December 31, 2021, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, we recognized revenue of $148.2 million, $119.0 million, $260.6 million and $210.5 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At June 30, 2022, the future estimated revenue related to unsatisfied performance obligations was $567.7 million, of which approximately 75% is expected to be recognized as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$99,263	$77,300	$99,949	$78,876
Capitalization of contract acquisition costs	12,073	10,222	22,403	17,446
Amortization of deferred contract acquisition costs	(11,336)	(9,025)	(22,352)	(17,825)
Ending balance	$100,000	$78,497	$100,000	$78,497

3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	June 30, 2022
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$155,012	$—	$—	$155,012
Total cash equivalents	$155,012	$—	$—	$155,012

Short-term investments
Commercial paper	$108,062	$—	$(564)	$107,498
Corporate bonds	45,820	—	(300)	45,520
Asset backed securities	21,419	—	(174)	21,245
Certificates of deposit	20,000	—	(22)	19,978
Supranational bonds	8,567	—	(125)	8,442
U.S. Treasury and agency obligations	41,035	—	(671)	40,364
Total short-term investments	$244,903	$—	$(1,856)	$243,047

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$178,518	$—	$—	$178,518
Total cash equivalents	$178,518	$—	$—	$178,518

Short-term investments
Commercial paper	$134,165	$—	$(47)	$134,118
Corporate bonds	27,169	—	(41)	27,128
Asset backed securities	27,464	—	(53)	27,411
Certificates of deposit	10,000	—	(8)	9,992
Supranational bonds	8,632	—	(33)	8,599
U.S. Treasury and agency obligations	27,168	—	(124)	27,044
Total short-term investments	$234,598	$—	$(306)	$234,292
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the securities before the recovery of the amortized cost basis. At June 30, 2022, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.

The contractual maturities of our short-term investments are as follows:

	June 30, 2022
(in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$234,088	$232,468
Due between one and two years	10,815	10,579
Total short-term investments	$244,903	$243,047
At June 30, 2022 and December 31, 2021, cash and cash equivalents included $5.8 million of restricted cash primarily related to collateral for our outstanding letters of credit and excluded $0.3 million of restricted cash related to an account established as collateral for a lease arrangement, which is included in other assets on the consolidated balance sheets.
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$155,012	$—	$—	$155,012
Total cash equivalents	$155,012	$—	$—	$155,012

Short-term investments
Commercial paper	$—	$107,498	$—	$107,498
Corporate bonds	—	45,520	—	45,520
Asset backed securities	—	21,245	—	21,245
Certificates of deposit	—	19,978	—	19,978
Supranational bonds	—	8,442	—	8,442
U.S. Treasury and agency obligations	—	40,364	—	40,364
Total short-term investments	$—	$243,047	$—	$243,047

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$178,518	$—	$—	$178,518
Total cash equivalents	$178,518	$—	$—	$178,518

Short-term investments
Commercial paper	$—	$134,118	$—	$134,118
Corporate bonds	—	27,128	—	27,128
Asset backed securities	—	27,411	—	27,411
Certificates of deposit	—	9,992	—	9,992
Supranational bonds	—	8,599	—	8,599
U.S. Treasury and agency obligations	—	27,044	—	27,044
Total short-term investments	$—	$234,292	$—	$234,292
We did not have any liabilities measured and recorded at fair value on a recurring basis at June 30, 2022 and December 31, 2021.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Computer software and equipment	$40,502	$29,203
Furniture and fixtures	5,722	5,944
Leasehold improvements	26,711	26,713
Right-of-use assets under finance leases	1,332	1,343
Total	74,267	63,203
Less: accumulated depreciation and amortization	(30,895)	(26,370)
Property and equipment, net	$43,372	$36,833
Depreciation and amortization related to property and equipment was $2.4 million, $2.5 million, $4.9 million and $4.7 million in the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, respectively.
6. Acquisitions, Goodwill and Intangible Assets
Business Combinations
In June 2022, we acquired Bit Discovery, a leader in external attack surface management (EASM). Adding Bit Discovery's EASM capabilities to our solutions provides customers with a comprehensive view of their attack surface and helps identify and eliminate areas of risk. We acquired 100% of Bit Discovery's equity for $44.0 million in cash, net of cash acquired of $2.2 million, through a share purchase agreement.
In February 2022, we acquired Cymptom, a platform that proactively measures, maps and prioritizes probable attack paths, and enables security teams to preemptively focus response ahead of and during breaches. Through a share purchase agreement, we acquired 100% of Cymptom's equity in exchange for cash consideration, net of cash acquired, for $23.0 million.

Cash consideration, net of cash acquired, was preliminarily allocated as follows:

(in thousands)	Bit Discovery	Cymptom
Intangible assets	$11,100	$4,113
Goodwill	36,213	18,960
Deferred tax (liabilities) assets, net	(2,501)	128
Other liabilities, net	(779)	(241)
Total purchase price	$44,033	$22,960
We are still finalizing the allocations of the purchase price, which may change as additional information becomes available related to acquired intangible assets, working capital and income taxes for Bit Discovery and income taxes for Cymptom.
Acquired intangible assets and their estimated useful lives at the date of acquisition are as follows:

	Bit Discovery		Cymptom
	Intangible Assets		Intangible Assets
(dollars in thousands)	Cost	Estimated Useful Life	Cost	Estimated Useful Life
Acquired technology	$11,000	7 years	$4,113	7 years
Trade name	100	1 year	—
Acquired intangible assets	$11,100		$4,113
The results of operations of Bit Discovery and Cymptom are included in our consolidated statements of operations from the acquisition date and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statements of operations.
In general and administrative expense, we recognized $0.7 million, $1.5 million, $2.0 million and $3.7 million of acquisition-related transaction costs in the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, respectively.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2021	$261,614
Acquired goodwill	55,173
Balance at June 30, 2022	$316,787
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling new capabilities from Bit Discovery and Cymptom to our customers. The acquired goodwill from both acquisitions is not tax deductible.
Acquired intangible assets subject to amortization are as follows:

	June 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$97,037	$(15,650)	$81,387	$81,924	$(10,499)	$71,425
Trade name	490	(341)	149	390	(279)	111
	$97,527	$(15,991)	$81,536	$82,314	$(10,778)	$71,536

Amortization of acquired intangible assets was $2.8 million, $1.4 million, $5.2 million and $2.0 million in the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 7.1 years.
At June 30, 2022, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2022(1)	$6,160
2023	12,252
2024	12,175
2025	12,175
2026	11,990
Thereafter	26,784
Total	$81,536
_______________
(1)    Represents the six months ending December 31, 2022.
7. Leases
We have operating leases for office facilities and finance leases for office equipment. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,770	$1,907	$3,587	$3,776
Rent expense for short-term leases and finance lease costs in the three and six months ended June 30, 2022 and 2021 were not material.
Supplemental information related to leases was as follows:

	June 30, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term	8.9 years	9.2 years
Weighted average discount rate	5.6%	5.5%
In the three and six months ended June 30, 2022, we obtained $0.4 million of right-of-use assets related to operating lease liabilities. In the three and six months ended June 30, 2021, we did not obtain any right-of-use assets in exchange for lease liabilities.

Maturities of operating lease liabilities at June 30, 2022 were as follows:

(in thousands)
Year ending December 31,
2022(1)	$3,898
2023	8,271
2024	8,308
2025	8,078
2026	7,375
Thereafter	37,411
Total lease payments	73,341
Less: Imputed interest	(16,169)
Total	$57,172
_______________
(1)    Represents the six months ending December 31, 2022.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	June 30, 2022
Term loan	$373,125
Less: Unamortized debt discount and issuance costs	(7,077)
Term loan, net of issuance costs	366,048
Less: Term loan, net, current (1)	(2,644)
Term loan, net of issuance costs (net of current portion)	$363,404
_______________
(1)    Term loan, net current is included in other current liabilities on our consolidated balance sheets.
The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date.
Our Term Loan is recorded at its carrying value. At June 30, 2022, the fair value of our Term Loan was approximately $353 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of the Term Loan at June 30, 2022 were as follows:

(in thousands)
Year ending December 31,
2022(1)	$1,875
2023	3,750
2024	3,750
2025	3,750
2026	3,750
Thereafter	356,250
Total	$373,125
_______________
(1)    Represents the six months ending December 31, 2022.
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions beginning in 2023. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5, and at June 30, 2022, our first lien net leverage ratio was below that threshold.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. Additionally, we will pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Revolving Credit Facility contains a $15.0 million letter of credit sublimit. Since its inception, there have been no amounts outstanding under the Revolving Credit Facility. At June 30, 2022, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In July 2021, we entered into a contract with Amazon Web Services, Inc. for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years one, two and three, respectively, for a total of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference. As of June 30, 2022, we have met our commitment for the first year of our contract with AWS.
Letters of Credit
At June 30, 2022, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
At June 30, 2022, there were 21.7 million shares available for grant under our 2018 Equity Incentive Plan.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$2,114	$1,202	$3,627	$2,139
Sales and marketing	12,766	7,577	22,831	13,873
Research and development	8,077	5,176	14,540	9,332
General and administrative	8,956	6,514	16,313	12,077
Total stock-based compensation expense	$31,913	$20,469	$57,311	$37,421

At June 30, 2022, the unrecognized stock-based compensation expense related to unvested restricted stock units ("RSUs") was $301.3 million, which is expected to be recognized over an estimated remaining weighted average period of 3.1 years.
At June 30, 2022, the unrecognized stock-based compensation expense related to unvested performance stock units ("PSUs") was $8.2 million, which is expected to be recognized over an estimated remaining weighted average period of 3.7 years.
At June 30, 2022, the unrecognized stock-based compensation expense related to our 2018 ESPP was $8.0 million, which is expected to be recognized over an estimated weighted average period of 0.8 years.
RSUs and PSUs
A summary of our RSU and PSU activity is presented below:

	RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	5,781	$37.74	—	$—
Granted	4,041	46.71	209	44.97
Vested	(1,457)	36.63	—	—
Forfeited	(611)	38.26	—	—
Unvested balance at June 30, 2022	7,754	42.58	209	44.97
Our PSUs vest over a period of four years and are subject to defined performance and service conditions. The grant date fair value is based on the estimated fair value of our common stock on the date of grant. Our PSUs are expensed over the service period using the accelerated attribution method.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,731	$9.21	5.5	$308,677
Granted	—	—
Exercised	(932)	9.31		41,133
Forfeited/canceled	(72)	16.15
Outstanding at June 30, 2022	5,727	9.11	5.0	207,906
Exercisable at June 30, 2022	5,722	9.10	5.0	207,790
2018 Employee Stock Purchase Plan
At June 30, 2022, there were 7.7 million shares reserved for issuance under our 2018 Employee Stock Purchase Plan ("2018 ESPP").
In the six months ended June 30, 2022, employees purchased 255,697 shares of our common stock at a weighted average price of $34.73 per share, resulting in $8.9 million of cash proceeds.

At June 30, 2022, there was $6.3 million of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	42.8% — 51.7%	52.0% — 59.4%
Risk-free interest rate	0.1%	0.1%
Expected dividend yield	—	—
11. Income Taxes
In the six months ended June 30, 2022, the provision for income taxes included $2.9 million of income taxes in foreign jurisdictions in which we conduct business, $1.6 million of current expense from the restructuring of our research and development operations in Israel, partially offset by $0.8 million of deferred tax benefits related to the Alsid acquisition. Additionally, the provision includes $1.0 million of discrete items primarily related to withholding taxes on sales to customers, which is more than offset by a benefit of $2.5 million from releasing the valuation allowance related to the Bit Discovery acquisition.
The provision for the six months ended June 30, 2021 included $1.0 million income taxes in foreign jurisdictions in which we conduct business, offset by a $1.1 million deferred tax benefit related to the Alsid acquisition. Additionally, the provision includes $2.8 million of current expense from the restructuring of our research and development operations in Israel, $1.0 million of discrete expenses primarily related to withholding taxes on sales to customers, partially offset by $2.6 million of discrete benefits, primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes.
12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net loss	$(27,499)	$(11,638)	$(52,005)	$(19,386)

Weighted-average shares used to compute net loss per share, basic and diluted	111,041	105,869	110,287	105,203
Net loss per share, basic and diluted	$(0.25)	$(0.11)	$(0.47)	$(0.18)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	June 30,
(in thousands)	2022	2021
RSUs	7,754	6,052
Stock options	5,727	8,201
Shares to be issued under the 2018 ESPP	160	217
Total	13,641	14,470

13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
The Americas	$104,979	$84,462	$204,479	$165,057
Europe, Middle East and Africa	41,523	31,947	84,662	61,213
Asia Pacific	17,839	13,850	34,568	27,178
Revenue	$164,341	$130,259	$323,709	$253,448
Customers located in the United States accounted for 57% of revenue in the three and six months ended June 30, 2022 and 59% of revenue in the three and six months ended June 30, 2021, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	June 30, 2022	December 31, 2021
United States	$39,364	$33,579
International	4,008	3,254
Property and equipment, net	$43,372	$36,833

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
Overview
We are a leading provider of Cyber Exposure Management solutions. Cyber Exposure Management is a discipline for managing, measuring and comparing cybersecurity risk in the digital era.
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
Revenue in the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021 was $164.3 million, $130.3 million, $323.7 million and $253.4 million, respectively, representing year-over-year growth of 26%

and 28% in the quarterly and year-to-date periods, respectively. Our recurring revenue, which includes revenue from subscription arrangements for software (both revenue recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 95%, 94%, 95% and 94% of revenue in the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, respectively. Our net loss in the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021 was $27.5 million, $11.6 million, $52.0 million and $19.4 million, respectively, as we continue to invest in our business and market opportunity. Our cash flow from operating activities was $30.5 million, $16.5 million, $63.4 million and $55.2 million in the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, respectively.
Recent Events
Substantially all of our sales contracts are denominated in U.S. dollars, and during the quarter, the U.S. Dollar strengthened compared to other currencies, which impacted our international sales. Continued strength or further strengthening of the U.S. dollar compared to other currencies could result in lower international sales as our products would seem more expensive. Additionally, continued strength or further strengthening of the U.S. dollar compared to other currencies could result in lower international operating costs as the U.S. dollar is the functional currency for all of our international subsidiaries.
Other factors, including the Covid-19 pandemic, inflation and the Russian invasion of Ukraine have not had a significant adverse impact on our business as of June 30, 2022. We continue to monitor the impact of these matters on our business, our customers, partners, employees and service providers.
Financial Highlights
Below are our key financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$164,341	$130,259	$323,709	$253,448
Loss from operations	(23,220)	(11,881)	(40,768)	(17,683)
Net loss	(27,499)	(11,638)	(52,005)	(19,386)
Net loss per share, basic and diluted	(0.25)	(0.11)	(0.47)	(0.18)
Net cash provided by operating activities	30,518	16,535	63,380	55,160
Purchases of property and equipment	(4,752)	(1,534)	(9,563)	(2,595)
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
We evaluate our ability to expand sales with existing customers by assessing our dollar-based net expansion rate on a last twelve months, or LTM, basis. We have historically calculated our dollar-based net expansion rate as follows:
•Denominator: To calculate our dollar-based net expansion rate as of the end of a reporting period, we first determine the annual recurring revenue, or ARR, from all active subscriptions (both revenue recognized ratably over the subscription term and upon delivery) and maintenance from perpetual licenses as of the last day of the same reporting period in the prior year. This represents recurring payments that we expect to receive in the next 12-month period from the cohort of customers that existed on the last day of the same reporting period in the prior year.
•Numerator: We measure the ARR for that same cohort of customers representing all subscriptions and maintenance from perpetual licenses based on customer orders as of the end of the reporting period.
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
Our dollar-based net expansion rate for the three months ended June 30, 2022 exceeded 110% on an LTM basis. Our dollar-based net expansion rate may fluctuate from quarter to quarter as a result of a number of factors, including our existing customers' satisfaction with our solutions, the pricing of our solutions and the ability of competing solutions and the pricing thereof.

We also utilize an alternative dollar-based net expansion rate to assess our ability to expand sales with existing customers and evaluate the performance of our sales team. This alternative dollar-based net expansion rate is based on the methodology described above, but excludes the annual contract value of prior period multi-year sales from ARR in the numerator and the denominator of the calculation. The multi-year sales excluded from ARR has generally been approximately 13% of the total ARR. We believe this methodology more closely aligns with the renewal and expansion goals established for our sales team, because it measures net expansion by customers with contracts up for renewal during the period. Applying this methodology would have increased the dollar-based net expansion rate by two to three percentage points for each of the fiscal quarters in 2021 and the first two fiscal quarters in 2022.
Investing in Business Growth
Since our founding, we have invested significantly in growing our business. We intend to continue to invest in sales and marketing to grow our sales team, expand brand and Cyber Exposure awareness and optimize our channel partner network. We also intend to continue to invest in our research and development team to further our technological leadership position in Cyber Exposure and enhance the functionality of our solutions. Any investments we make in our sales and marketing and research and development teams will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. We expect to continue to acquire businesses, technology and/or development personnel that will expand and enhance the functionality of our platform offerings. These investment activities could increase our net losses over the short term if our revenue growth does not increase at higher rates. However, we expect that these investments will ultimately benefit our results of operations.
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
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$164,341	$130,259	$323,709	$253,448
Add: Deferred revenue (current), end of period	415,378	334,106	415,378	334,106
Less: Deferred revenue (current), beginning of period(1)	(405,594)	(327,569)	(408,443)	(331,275)
Calculated current billings	$174,125	$136,796	$330,644	$256,279
_______________
(1)    Deferred revenue (current), beginning of period for the three and six months ended June 30, 2022 includes $0.8 million and $0.9 million, respectively, related to acquired deferred revenue. Deferred revenue (current), beginning of period for the three and six months ended June 30, 2021 includes $2.5 million related to acquired deferred revenue.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$30,518	$16,535	$63,380	$55,160
Purchases of property and equipment	(4,752)	(1,534)	(9,563)	(2,595)
Free cash flow(1)	25,766	15,001	53,817	52,565
_______________
(1)    Free cash flow for each of the periods presented was impacted by:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Employee stock purchase plan activity	$4.3	$3.1	$0.3	$(1.9)
Acquisition-related expenses	(2.5)	(1.6)	(3.2)	(3.3)
Costs related to intra-entity asset transfers	—	—	(0.8)	—
Tax payment on intra-entity asset transfers	—	—	(2.7)	(2.8)

Free cash flow for the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021 was benefited by approximately $2 million, $5 million, $8 million and $10 million, respectively, as a result of the accelerated timing of payments for insurance, professional fees and rent in prior quarters.
Enterprise Platform Customers
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Six Months Ended June 30,
	2022	2021	Change (%)
Number of new enterprise platform customers added in period(1)(2)	540	490	10%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.ep, Tenable.io, Tenable.cs, Tenable.ad, Tenable.ot or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.
(2)    The number of new enterprise platform customers added in the three months ended June 30, 2021 includes 91 legacy Alsid customers.

	At June 30,
	2022	2021	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	1,191	933	28%
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

The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Loss from operations	$(23,220)	$(11,881)	$(40,768)	$(17,683)
Stock-based compensation	31,913	20,469	57,311	37,421
Acquisition-related expenses	713	1,542	2,054	3,700
Costs related to intra-entity asset transfers(1)	—	—	838	—
Amortization of acquired intangible assets	2,785	1,404	5,212	1,983
Non-GAAP income from operations	$12,191	$11,534	$24,647	$25,421

Operating margin	(14)%	(9)%	(13)%	(7)%
Non-GAAP operating margin	7%	9%	8%	10%
________________
(1)    The costs related to the intra-entity asset transfers resulted from our internal restructuring of Cymptom.
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2022	2021	2022	2021
Net loss	$(27,499)	$(11,638)	$(52,005)	$(19,386)
Stock-based compensation	31,913	20,469	57,311	37,421
Tax impact of stock-based compensation(1)	188	(480)	1,254	(484)
Acquisition-related expenses(2)	713	1,542	2,054	3,700
Costs related to intra-entity asset transfers(3)	—	—	838	—
Amortization of acquired intangible assets(4)	2,785	1,404	5,212	1,983
Tax impact of acquisitions(5)	(2,907)	(1,137)	(3,349)	(1,137)
Tax impact of intra-entity asset transfers(6)	770	—	1,613	2,808
Non-GAAP net income	$5,963	$10,160	$12,928	$24,905

Net loss per share, diluted	$(0.25)	$(0.11)	$(0.47)	$(0.18)
Stock-based compensation	0.29	0.19	0.52	0.36
Tax impact of stock-based compensation(1)	—	—	0.01	—
Acquisition-related expenses(2)	0.01	0.02	0.02	0.03
Costs related to intra-entity asset transfers(3)	—	—	0.01	—
Amortization of acquired intangible assets(4)	0.02	0.01	0.05	0.02
Tax impact of acquisitions(5)	(0.03)	(0.01)	(0.03)	(0.01)
Tax impact of intra-entity asset transfers(6)	0.01	—	0.01	0.02
Adjustment to diluted earnings per share(7)	—	(0.01)	(0.01)	(0.02)
Non-GAAP earnings per share, diluted	$0.05	$0.09	$0.11	$0.22

Weighted-average shares used to compute GAAP net loss per share, diluted	111,041	105,869	110,287	105,203

Weighted-average shares used to compute non-GAAP earnings per share, diluted	118,057	113,869	117,610	113,905
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for the applicable tax jurisdictions.
(2)    The tax impact of acquisition-related expenses is not material.
(3)    The costs related to the intra-entity asset transfers resulted from our internal restructuring of Cymptom.
(4)    The tax impact of the amortization of acquired intangible assets is included in the tax impact of acquisitions.
(5)    The tax impact of acquisitions is related to the deferred tax benefits of the Alsid acquisition.
(6)    The tax impact of the intra-entity asset transfers are related to current tax payments based on the applicable Israeli tax rates resulting from our internal restructuring of Cymptom in the three and six months ended June 30, 2022 and Indegy in the six months ended June 30, 2021.
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
Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$164,341	$130,259	$323,709	$253,448
Cost of revenue(1)	36,037	26,425	70,967	48,498
Gross profit	128,304	103,834	252,742	204,950
Operating expenses:
Sales and marketing(1)	88,426	65,678	169,996	124,313
Research and development(1)	36,228	28,201	70,518	55,039
General and administrative(1)	26,870	21,836	52,996	43,281
Total operating expenses	151,524	115,715	293,510	222,633
Loss from operations	(23,220)	(11,881)	(40,768)	(17,683)
Interest expense, net	(2,895)	(42)	(6,221)	(70)
Other expense, net	(1,863)	(471)	(2,807)	(537)
Loss before income taxes	(27,978)	(12,394)	(49,796)	(18,290)
(Benefit) provision for income taxes	(479)	(756)	2,209	1,096
Net loss	$(27,499)	$(11,638)	$(52,005)	$(19,386)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$2,114	$1,202	$3,627	$2,139
Sales and marketing	12,766	7,577	22,831	13,873
Research and development	8,077	5,176	14,540	9,332
General and administrative	8,956	6,514	16,313	12,077
Total stock-based compensation expense	$31,913	$20,469	$57,311	$37,421

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue
The following table presents the increase in revenue:

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Subscription revenue	$146,806	$114,167	$32,639	29%
Perpetual license and maintenance revenue	12,683	12,567	116	1%
Professional services and other revenue	4,852	3,525	1,327	38%
Revenue	$164,341	$130,259	$34,082	26%
Revenue from new enterprise platform customers since July 1, 2021 was $12.4 million, or 36% of the $34.1 million increase in revenue. U.S. revenue increased $17.3 million, or 23%. International revenue increased $16.8 million, or 31%.
Revenue from new enterprise platform customers was $9.6 million in the three months ended June 30, 2021.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Cost of revenue	$36,037	$26,425	$9,612	36%
Gross profit	128,304	103,834	24,470	24%
Gross margin	78%	80%
The increase in cost of revenue of $9.6 million was primarily due to:
•a $3.8 million increase in third-party cloud infrastructure costs;
•a $2.9 million increase in personnel costs, including a $0.9 million increase in stock-based compensation;
•a $1.4 million increase in amortization of intangible assets due to acquired intangible assets; and
•a $0.9 million increase in professional fees.
The amounts above are net of $0.2 million in savings due to the impact of foreign exchange rates.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Sales and marketing	$88,426	$65,678	$22,748	35%
The increase in sales and marketing expense of $22.7 million was primarily due to:
•a $14.9 million increase in personnel costs largely associated with an increase in headcount, including a $5.2 million increase in stock-based compensation;
•a $4.1 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;
•a $2.1 million increase in selling expenses, including travel and meeting costs and the cost of software subscriptions; and

•a $1.6 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts.
The amounts above are net of $1.1 million in savings due to the impact of foreign exchange rates.
Research and Development

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Research and development	$36,228	$28,201	$8,027	28%
The increase in research and development expense of $8.0 million was primarily due to:
•a $6.4 million increase in personnel costs, primarily due to an increase in headcount, including a $2.9 million increase in stock-based compensation;
•a $0.6 million increase in software subscriptions; and
•a $0.5 million increase in third-party cloud infrastructure costs.
The amounts above are net of $0.7 million in savings due to the impact of foreign exchange rates.
General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
General and administrative	$26,870	$21,836	$5,034	23%
The increase in general and administrative expense of $5.0 million was primarily due to:
•a $4.0 million increase in personnel costs largely associated with an increase in headcount, including a $2.4 million increase in stock-based compensation;
•a $0.5 million increase in value added and other taxes;
•a $0.3 million increase in professional fees; and
•a $0.2 million increase in software subscriptions; partially offset by
•a $0.9 million decrease in acquisition-related expenses.
The amounts above are net of $0.2 million in savings due to the impact of foreign exchange rates.
Interest Expense, Net

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Interest expense, net	$2,895	$42	$2,853	6,793%
The increase of $2.9 million in interest expense, net was due to a $3.5 million increase in interest expense primarily related to our Term Loan entered into in July 2021, partially offset by a $0.6 million increase in interest income from our short-term investments.

Other Expense, Net

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Other expense, net	$1,863	$471	$1,392	296%
The increase of $1.4 million in other expense, net was due to an increase in foreign exchange losses.
Benefit for Income Taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Benefit for income taxes	$(479)	$(756)	$277	(37)%
In the three months ended June 30, 2022, the benefit for income taxes included:
•a $2.5 million benefit from releasing the valuation allowance related to the Bit Discovery acquisition; and
•$0.4 million of deferred tax benefits related to the Alsid acquisition; partially offset by
•$1.2 million of income taxes in foreign jurisdictions in which we conduct business;
•$0.8 million of current expense from the restructuring of our research and development operations in Israel; and
•$0.4 million of discrete items primarily related to withholding taxes on sales to customers.
In the three months ended June 30, 2021, the benefit for income taxes included:
•a $1.1 million deferred tax benefit related to the Alsid acquisition; and
•a $0.1 million income tax benefit in foreign jurisdictions in which we conduct business; partially offset by
•$0.4 million of discrete expenses primarily related to withholding taxes on sales to customers.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue
The following table presents the increase in revenue:

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Subscription revenue	$289,493	$221,569	$67,924	31%
Perpetual license and maintenance revenue	25,556	24,972	584	2%
Professional services and other revenue	8,660	6,907	1,753	25%
Revenue	$323,709	$253,448	$70,261	28%
Revenue from new enterprise platform customers since July 1, 2021 was $22.4 million, or 32% of the $70.3 million increase in revenue. U.S. revenue increased $33.3 million, or 22%. International revenue increased $37.0 million, or 36%.
Revenue from new enterprise platform customers was $16.5 million in the six months ended June 30, 2021.

Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Cost of revenue	$70,967	$48,498	$22,469	46%
Gross profit	252,742	204,950	47,792	23%
Gross margin	78%	81%
The increase in cost of revenue of $22.5 million was primarily due to:
•an $11.7 million increase in third-party cloud infrastructure costs;
•a $4.8 million increase in personnel costs primarily due to support for cloud-based products and increased headcount, including a $1.5 million increase in stock-based compensation;
•a $3.2 million increase in amortization of intangible assets due to acquired intangible assets;
•a $1.5 million increase in professional fees; and
•a $0.4 million increase in software subscriptions.
The amounts above are net of $0.3 million in savings due to the impact of foreign exchange rates.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Sales and marketing	$169,996	$124,313	$45,683	37%
The increase in sales and marketing expense of $45.7 million was primarily due to:
•a $28.5 million increase in personnel costs, largely associated with an increase in headcount and a $9.0 million increase in stock-based compensation;
•a $8.6 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;
•a $4.1 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $3.9 million increase in selling expenses, including travel and meeting costs and the cost of software subscriptions and training programs; and
•a $0.7 million increase in allocated overhead.
The amounts above are net of $1.6 million in savings due to the impact of foreign exchange rates.
Research and Development

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Research and development	$70,518	$55,039	$15,479	28%
The increase in research and development expense of $15.5 million was primarily due to:
•a $12.0 million increase in personnel costs, largely associated with an increase in headcount and a $5.2 million increase in stock-based compensation;
•a $1.2 million increase in software subscription costs;
•a $0.9 million increase in third-party cloud infrastructure costs; and

•a $0.6 million increase in allocated overhead.
The amounts above are net of $1.0 million in savings due to the impact of foreign exchange rates.
General and Administrative

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
General and administrative	$52,996	$43,281	$9,715	22%
The increase in general and administrative expense of $9.7 million was primarily due to:
•a $7.3 million increase in personnel costs, largely associated with an increase in headcount and a $4.2 million increase in stock-based compensation;
•a $1.2 million increase in professional fees;
•a $0.8 million increase in intra-entity asset transfer costs related to Cymptom;
•a $0.7 million increase in value added and other taxes; and
•a $0.5 million increase in software subscription costs; partially offset by
•a $1.7 million decrease in acquisition-related expenses.
The amounts above are net of $0.3 million in savings due to the impact of foreign exchange rates.
Interest Expense, Net

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Interest expense, net	$6,221	$70	$6,151	8,787%
The increase of $6.2 million in interest expense, net was due to a $7.2 million increase in interest expense primarily related to our Term Loan entered into in July 2021, partially offset by a $1.0 million increase in interest income from our short-term investments.
Other Expense, Net

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Other expense, net	$2,807	$537	$2,270	423%
The increase of $2.3 million in other expense, net was primarily due to a $2.2 million increase in foreign exchange losses.
Provision for Income Taxes

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Provision for income taxes	$2,209	$1,096	$1,113	102%
In the six months ended June 30, 2022, the provision for income taxes included:
•$2.9 million of income taxes in foreign jurisdictions in which we conduct business;
•$1.6 million of current expense from the restructuring of our research and development operations in Israel; and
•$1.0 million of discrete items primarily related to withholding taxes on sales to customers; partially offset by

•a $2.5 million benefit from releasing the valuation allowance related to the Bit Discovery acquisition; and
•$0.8 million of deferred tax benefits related to the Alsid acquisition.
In the six months ended June 30, 2021, the provision for income taxes included:
•$2.8 million of current expense from the restructuring of our research and development operations in Israel;
•$1.0 million income taxes in foreign jurisdictions in which we conduct business; and
•$1.0 million of discrete expenses primarily related to withholding taxes on sales to customers; partially offset by
•$2.6 million of discrete benefits, primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes; and
•a $1.1 million deferred tax benefit related to the Alsid acquisition.
Liquidity and Capital Resources
At June 30, 2022, we had $267.9 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $243.0 million short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. Treasury and agency obligations and corporate and supranational bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $706.5 million at June 30, 2022.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At June 30, 2022, we had deferred revenue of $548.1 million, of which $415.4 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. In 2022, we paid $23.0 million and $44.0 million in cash to acquire Cymptom and Bit Discovery, respectively. We expect to enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the six months ended June 30, 2022, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Term Loan and Revolving Credit Facility
In July 2021, we entered into a credit agreement, or the Credit Agreement, which is comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility, with a $15.0 million letter of credit sublimit. The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan interest rate from January 31, 2022 through July 2022 is 3.27%. Effective July 29, 2022 through October 30, 2022, the Term Loan will have a variable interest rate of 5.56%. The Term Loan will amortize at 1% per annum in equal quarterly installments, starting in March 2022 until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement beginning in 2023. The prepayments related to excess cash flow provisions apply if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5, and at June 30, 2022, our first lien net leverage ratio was below that threshold. The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. We will pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00.
At June 30, 2022, we were in compliance with the covenants and there were no amounts outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$63,380	$55,160
Net cash used in investing activities	(87,317)	(112,708)
Net cash provided by financing activities	16,249	16,745
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,471)	(1,463)
Net decrease in cash and cash equivalents and restricted cash	$(10,159)	$(42,266)
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash used in investing activities decreased by $25.4 million, primarily due to a $31.5 million decrease in cash paid for acquisitions. This decrease was partially offset by a $7.0 million increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities decreased by $0.5 million, primarily due to a $1.9 million principal payment made on our term loan. This decrease was partially offset by an increase in proceeds received from stock issued in connection with our employee stock purchase plan of $0.8 million and other proceeds of $0.6 million.
Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Amazon Web Services, Inc. for cloud services.
At June 30, 2022, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.

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
Interest Rate Risk
At June 30, 2022, we had $267.9 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $243.0 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. treasury and agency securities and corporate and supranational bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. Prior to January 31, 2022, the interest rate on the Term Loan was 3.25% (2.75% plus 0.50% LIBOR floor). Effective January 31, 2022 through July 29, 2022, the Term Loan has a variable interest rate of 3.27%. Effective July 29, 2022 through October 30, 2022, the Term Loan will have a variable interest rate of 5.56%. A one percentage point increase in the interest rate beginning October 31, 2022 would increase interest expense for the remainder of the year by $0.6 million. No amounts are outstanding under the revolving credit facility.
Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the middle of 2023, future borrowings under our Term Loan and Revolving Credit Facility could be subject to reference rates other than LIBOR.
Foreign Currency Exchange Risk
Substantially all of our sales contracts are denominated in U.S. dollars, with a limited number of contracts denominated in foreign currencies, including foreign denominated leases. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Australian dollar, Israeli New Shekel and Indian Rupee. During the three and six-months ended June 30, 2022, the U.S. Dollar strengthened compared to other currencies, which negatively impacted our international sales growth and lowered certain international operating expenses. Continued strength or further strengthening of the U.S. dollar compared to other currencies could result in lower international sales as our products would seem more expensive and could result in lower international operating costs as the U.S. dollar is the functional currency for all of our international subsidiaries. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize remeasurement and transaction gains (losses) in our consolidated statements of operations.
As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition through June 30, 2022. However, if our costs, specifically employee-related and third-party cloud infrastructure costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
We have historically incurred net losses, including net losses of $52.0 million and $19.4 million in the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $706.5 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Further, although we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic as of June 30, 2022, the evolving pandemic increases the difficulty in predicting future results of operations.
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
Some of our actual and potential competitors have significant advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, government certifications and broader global distribution and presence. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Companies that are larger and more established than us are focusing on cybersecurity and could directly compete with us. For example, Microsoft has a vulnerability management offering and has continued to acquire security solutions for their cybersecurity platform. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.
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
From the six months ended June 30, 2021 to the six months ended June 30, 2022, our revenue grew from $253.4 million to $323.7 million, representing year over year growth of 28%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary, confidential, and sensitive information, including personal information, intellectual property, and trade secrets. We rely on third party service providers and technologies to operate critical business systems, including processing this confidential and sensitive information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.
Threats to information systems and data come from a variety of sources. In addition to computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities, including the invasion of Ukraine by Russia. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to: social-engineering attacks (including through phishing attacks); malicious code (such as viruses and worms); malware (including as a result of persistent threat intrusions); denial-of-service attacks (such as credential stuffing); personnel misconduct or error; ransomware attacks; supply-chain attacks; software bugs; server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures, and other similar threats. During times of war and other major conflicts, we and the third parties upon which we may rely may be vulnerable to a heightened risk of these threats, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be necessary to make extortion payments, but we may be unable to do so if applicable laws prohibit such payments.
Any of these or similar threats could cause a security incident or other interruption. These incidents and interruptions can include, but are not limited to, gaining unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Because the techniques used to obtain unauthorized access, insert malicious code or otherwise sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to implement adequate preventative measures or timely discover these intrusions. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, deliberate or unintentional human or software errors, capacity constraints and fraud or cybersecurity attacks. Any disruptions or other performance problems with our solutions could harm our reputation and business and may damage our customers’ businesses, including by interrupting their networking traffic or operational technology environments. Interruptions in our service delivery might reduce our revenue, cause us to issue credits to customers, subject us to potential liability and cause customers to not renew their purchases of our solutions.
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
•general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate; and
•other events or factors, including those resulting from pandemics such as COVID-19, war, incidents of terrorism or responses to these events.
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
Our subscription offerings are term-based and a majority of our subscription contracts are for one year in duration. In order for us to maintain or improve our results of operations, it is important that a high percentage of our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate if our existing customers choose to reduce or delay technology spending in response to economic conditions, including those resulting from exchange rate fluctuations relative to the U.S. dollar that make our products more expensive to existing customers, the ongoing COVID-19 pandemic and decades-high inflation, that could lead to decreased spending, as well as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described in this Quarterly Report on Form 10-Q. Additionally, many of our customers, including certain top customers, have the right to terminate their agreements with us for convenience and for other reasons. We cannot assure you that customers will maintain their agreements with us, renew subscriptions or increase their usage of our software. If our customers do not maintain or renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be harmed.
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
The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our solutions. We sell our solutions primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Our average sales cycle with an enterprise customer is approximately four months, although unfavorable macroeconomic conditions and the extent to which we continue to enter into larger deals, could result in longer average sales cycles. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or service under consideration. The ongoing COVID-19 pandemic, in particular in China as a result of government-mandated lockdowns, and macroeconomic uncertainty, including foreign exchange rates and inflation, have and could continue to impact the budgets and purchasing decisions and processes of certain of our customers and prospective customers, some of whom have added additional controls on expenditures and require additional internal approvals of expenditures, even if relatively small in dollar amount, all of which could lengthen our average sales cycle. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
We are subject to stringent and changing obligations related to data privacy and security. Our failure or perceived failure to comply with such obligations, could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing”) personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and sensitive third-party information. Our data processing activities subject us, and third parties upon which we rely, to numerous data privacy and security obligations, such as various laws, rules, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal information by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act, or the CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Further, the California Privacy Rights Act, or CPRA, effective on January 1, 2023, will expand the CCPA, including by establishing a new regulatory agency to implement and enforce the law, which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia recently passed its Consumer Data Protection Act, Colorado recently passed the Colorado Privacy Act, Connecticut recently passed the Connecticut Data Privacy Act, and Utah recently passed the Utah Consumer Privacy Act, each of which differs from the CPRA and go into effect on January 1, 2023, July 1, 2023, July 1, 2023 and December 31, 2023, respectively.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United

Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal information of individuals. Violations of these obligations carry significant potential consequences. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on processing, as well as fines of up to €20 million or 4% of the annual global revenue, whichever is greater. We have an internal data privacy function that oversees and supervises our compliance with European and UK data protection regulations but, despite our efforts, we may fail, or be perceived to have failed, to comply.
Additionally, certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer personal information across jurisdictions (such as transferring or receiving personal information that originates in the EU or UK). Existing mechanisms that may facilitate cross-border personal information transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the European Economic Area, such as the United States, which the EU does not consider to provide an adequate level of data privacy and security, unless certain safeguards are in place. While we have taken steps to lawfully transfer personal information, the efficacy and longevity of these mechanisms remains uncertain. If we cannot implement valid compliance mechanisms for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States or other jurisdictions where we operate could have a material adverse effect on our business operations, including by limiting our ability to serve customers and collaborate with other parties that are subject to European and other data privacy and cybersecurity laws, or requiring us to increase our personal data processing capabilities and infrastructure in Europe and the UK at significant expense.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Existing and proposed laws and regulations can be costly to comply with, can delay or impede the development or adoption of our products and services and require significant management time and attention. Although we endeavor to comply with all data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences include, but are not limited to: government enforcement actions (such as investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations, inability to process personal information or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; reputational harm; loss of customers; reduction in the use of our products; or revision or restricting of our operations.
We rely on our third-party channel partner network of distributors and resellers to generate a substantial amount of our revenue.
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the six months ended June 30, 2022 and 2021, we derived 92% of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 38% and 40% of our revenue in the six months ended June 30, 2022 and 2021, respectively, and 34% of our accounts receivable as of June 30, 2022. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of the ongoing COVID-19 pandemic and related economic uncertainty, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
Our business, operations and financial performance may be negatively affected by adverse changes in the evolving COVID-19 pandemic.
As of June 30, 2022, we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic, and the extent to which the COVID-19 pandemic may adversely affect us in the future is uncertain and would depend on the spread or severity of COVID-19 infections and the resulting societal impact, and response thereto, could have material adverse impacts on our business, operations and financial performance.
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
We spend substantial amounts of time and money to research and develop and enhance our enterprise platform offerings to meet our customers’ rapidly evolving demands. In addition, we invest in efforts to continue to add capabilities to our existing products and enable the continued detection of new network vulnerabilities. We typically incur expenses and expend resources upfront to market, promote and sell our new and enhanced offerings. Therefore, when we develop and introduce new or enhanced offerings, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market, and if these new or enhanced offerings do not garner widespread market adoption and implementation, our operating results and competitive position could suffer.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 43% and 41% of our revenue in the six months ended June 30, 2022 and 2021, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
•travel restrictions resulting from the COVID-19 pandemic, including restrictions on U.S. travelers entering some foreign countries and required quarantine periods;
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
Unstable market and economic conditions may have material adverse consequences on our business, financial condition and share price.
The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and is expected to raise rates again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, including with respect to foreign exchange, may increase economic uncertainty and affect consumer spending. For example, the relatively strong U.S. dollar is making our products more expensive for existing and prospective international customers, which could impact the budgets and purchasing decisions of certain of our existing and prospective international customers.
If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced budgets for our customers, longer sales cycles and potentially less demand for our products. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.
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
Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the invasion of Ukraine by Russia or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the invasion of Ukraine by Russia. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has resulted, and could continue to result, in market disruptions, including significant volatility in commodity prices, credit and capital markets, disruption in the energy market as well as supply chain interruptions.
Additionally, the invasion of Ukraine by Russia has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia and Belarus. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy, which could impact the budgets and purchasing decisions and processes of certain of our customers and prospective customers.
As of June 30, 2022, our business has not been negatively materially impacted by the ongoing invasion of Ukraine by Russia. However, we believe that the heightened threat environment could highlight the need for our customers to continuously map and measure their cyber exposure across the attack surface.
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
As of June 30, 2022, we had 24 issued patents and 22 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software, we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from pandemics such as COVID-19, war, incidents of terrorism or responses to these events.

Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the COVID-19 pandemic, the invasion of Ukraine by Russia and macroeconomic conditions. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
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
As of December 31, 2021 we had U.S. federal, state and foreign net operating loss carryforwards, or NOLs, of $398.5 million, $226.1 million, and $289.9 million, respectively, available to offset future taxable income, some of which will begin to expire in 2030. Under current law, Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.
In addition, under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use its NOLs to offset its taxable income if one or more stockholders or groups of stockholders that each own at least 5% of the company’s stock increase their aggregate ownership (by value) by more than 50 percentage points over their lowest ownership percentages within a rolling three-year period. Similar rules may apply under state tax laws. Based upon an analysis as of December 31, 2021, we determined that we do not expect these limitations to materially impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occurred after such date, or occur in the future, our ability to use our NOLs may be further limited. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability.
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

TENABLE HOLDINGS, INC.

Date:	August 3, 2022	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	August 3, 2022	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)