Form 10-Q
period 2022-09-30
Tenable Holdings, Inc.
filed 2022-11-01
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of October 26, 2022 was 112,514,101.

TENABLE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$288,179	$278,000
Short-term investments	259,832	234,292
Accounts receivable (net of allowance for doubtful accounts of $268 and $524 at September 30, 2022 and December 31, 2021, respectively)	147,944	136,601
Deferred commissions	41,283	40,311
Prepaid expenses and other current assets	48,583	60,234
Total current assets	785,821	749,438
Property and equipment, net	45,759	36,833
Deferred commissions (net of current portion)	59,993	59,638
Operating lease right-of-use assets	39,594	38,530
Acquired intangible assets, net	78,456	71,536
Goodwill	316,787	261,614
Other assets	23,327	31,230
Total assets	$1,349,737	$1,248,819

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,237	$16,254
Accrued compensation	37,154	54,051
Deferred revenue	447,863	407,498
Operating lease liabilities	5,576	2,320
Other current liabilities	4,114	3,759
Total current liabilities	520,944	483,882
Deferred revenue (net of current portion)	145,849	123,387
Term loan, net of issuance costs (net of current portion)	362,679	364,728
Operating lease liabilities (net of current portion)	53,746	55,046
Other liabilities	6,664	6,463
Total liabilities	1,089,882	1,033,506

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 112,401 and 108,929 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	1,124	1,089
Additional paid-in capital	985,864	869,059
Accumulated other comprehensive loss	(1,869)	(306)
Accumulated deficit	(725,264)	(654,529)
Total stockholders’ equity	259,855	215,313
Total liabilities and stockholders’ equity	$1,349,737	$1,248,819
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$174,851	$138,664	$498,560	$392,112
Cost of revenue	38,582	27,062	109,549	75,560
Gross profit	136,269	111,602	389,011	316,552
Operating expenses:
Sales and marketing	88,123	68,360	258,119	192,673
Research and development	36,131	30,675	106,649	85,714
General and administrative	24,973	23,785	77,969	67,066
Total operating expenses	149,227	122,820	442,737	345,453
Loss from operations	(12,958)	(11,218)	(53,726)	(28,901)
Interest income	1,803	115	2,746	324
Interest expense	(5,082)	(3,594)	(12,246)	(3,873)
Other expense, net	(2,073)	(823)	(4,880)	(1,360)
Loss before income taxes	(18,310)	(15,520)	(68,106)	(33,810)
Provision for income taxes	420	726	2,629	1,822
Net loss	$(18,730)	$(16,246)	$(70,735)	$(35,632)

Net loss per share, basic and diluted	$(0.17)	$(0.15)	$(0.64)	$(0.34)
Weighted-average shares used to compute net loss per share, basic and diluted	111,937	106,869	110,843	105,765
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(18,730)	$(16,246)	$(70,735)	$(35,632)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(13)	1	(1,563)	(25)
Other comprehensive (loss) income	(13)	1	(1,563)	(25)
Comprehensive loss	$(18,743)	$(16,245)	$(72,298)	$(35,657)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at June 30, 2022	111,574	$1,116	$944,799	$(1,856)	$(706,534)	$237,525
Exercise of stock options	158	2	1,977	—	—	1,979
Vesting of restricted stock units	482	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	187	2	5,907	—	—	5,909
Stock-based compensation	—	—	33,185	—	—	33,185
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(18,730)	(18,730)
Balance at September 30, 2022	112,401	$1,124	$985,864	$(1,869)	$(725,264)	$259,855

Balance at December 31, 2021	108,929	$1,089	$869,059	$(306)	$(654,529)	$215,313
Exercise of stock options	1,090	11	10,644	—	—	10,655
Vesting of restricted stock units	1,939	19	(19)	—	—	—
Issuance of common stock under employee stock purchase plan	443	5	14,786	—	—	14,791
Stock-based compensation	—	—	91,394	—	—	91,394
Other comprehensive loss	—	—	—	(1,563)	—	(1,563)
Net loss	—	—	—	—	(70,735)	(70,735)
Balance at September 30, 2022	112,401	$1,124	$985,864	$(1,869)	$(725,264)	$259,855

Balance at June 30, 2021	106,510	$1,065	$811,644	$(16)	$(627,238)	$185,455
Exercise of stock options	229	3	2,212	—	—	2,215
Vesting of restricted stock units	349	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	272	3	5,687	—	—	5,690
Stock-based compensation	—	—	20,942	—	—	20,942
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(16,246)	(16,246)
Balance at September 30, 2021	107,360	$1,074	$840,482	$(15)	$(643,484)	$198,057

Balance at December 31, 2020	103,715	$1,037	$757,470	$10	$(607,852)	$150,665
Exercise of stock options	1,441	15	10,904	—	—	10,919
Vesting of restricted stock units	1,533	15	(15)	—	—	—
Issuance of common stock under employee stock purchase plan	671	7	13,729	—	—	13,736
Stock-based compensation	—	—	58,394	—	—	58,394
Other comprehensive loss	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(35,632)	(35,632)
Balance at September 30, 2021	107,360	$1,074	$840,482	$(15)	$(643,484)	$198,057
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(70,735)	$(35,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,911	11,123
Stock-based compensation	89,954	58,333
Other	2,102	832
Changes in operating assets and liabilities:
Accounts receivable	(10,727)	3,993
Prepaid expenses and other assets	20,355	(5,284)
Accounts payable, accrued expenses and accrued compensation	(8,829)	4,023
Deferred revenue	61,731	38,747
Other current and noncurrent liabilities	(529)	(1,342)
Net cash provided by operating activities	99,233	74,793

Cash flows from investing activities:
Purchases of property and equipment	(13,910)	(3,769)
Purchases of short-term investments	(190,440)	(211,755)
Sales and maturities of short-term investments	163,340	109,000
Business combinations, net of cash acquired	(66,993)	(98,489)
Net cash used in investing activities	(108,003)	(205,013)

Cash flows from financing activities:
Payments on term loan	(2,813)	—
Proceeds from term loan	—	375,000
Credit facility issuance costs	—	(9,348)
Proceeds from stock issued in connection with the employee stock purchase plan	14,791	13,736
Proceeds from the exercise of stock options	10,655	10,919
Other financing activities	562	(8)
Net cash provided by financing activities	23,195	390,299
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,276)	(2,418)
Net increase in cash and cash equivalents and restricted cash	10,149	257,661
Cash and cash equivalents and restricted cash at beginning of period	278,271	178,463
Cash and cash equivalents and restricted cash at end of period	$288,420	$436,124

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,619	$1,765
Cash paid for income taxes, net of refunds	7,630	5,186
Supplemental cash flow information related to leases:
Cash payments for operating leases	$3,641	$3,357
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Summary of Significant Accounting Policies
Business Description
Tenable Holdings, Inc. (the “Company,” “we,” "us," or “our”) is a provider of Exposure Management solutions, which is a discipline for managing, measuring and comparing cybersecurity risk in the digital era. Our platform offerings provide broad visibility into security issues such as vulnerabilities, misconfigurations, internal and regulatory compliance violations and other indicators of the state of an organization’s security across IT infrastructure and applications, cloud environments, Active Directory and industrial internet of things and operational technology environments.
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
The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results expected for the year ending December 31, 2022 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the nine months ended September 30, 2022, there were no material changes to our significant accounting policies from those described in our 10-K.

2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Subscription revenue	$156,764	$122,156	$446,257	$343,725
Perpetual license and maintenance revenue	12,658	12,749	38,214	37,721
Professional services and other revenue	5,429	3,759	14,089	10,666
Revenue	$174,851	$138,664	$498,560	$392,112
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 92% of revenue through our channel network in the three and nine months ended September 30, 2022 and 2021. One of our distributors accounted for 38% of revenue in the three and nine months ended September 30, 2022 and 39% and 40% of revenue in the three and nine months ended September 30, 2021, respectively. That same distributor accounted for 38% and 32% of accounts receivable at September 30, 2022 and December 31, 2021, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, we recognized revenue of $156.3 million, $124.6 million, $350.6 million and $283.3 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At September 30, 2022, the future estimated revenue related to unsatisfied performance obligations was $612.8 million, of which approximately 75% is expected to be recognized as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$100,000	$78,497	$99,949	$78,876
Capitalization of contract acquisition costs	12,837	12,109	35,240	29,555
Amortization of deferred contract acquisition costs	(11,561)	(9,368)	(33,913)	(27,193)
Ending balance	$101,276	$81,238	$101,276	$81,238

3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	September 30, 2022
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$204,249	$—	$—	$204,249
Total cash equivalents	$204,249	$—	$—	$204,249

Short-term investments
Commercial paper	$144,557	$—	$(524)	$144,033
Corporate bonds	26,719	—	(321)	26,398
Asset backed securities	17,197	—	(163)	17,034
Certificates of deposit	10,000	—	—	10,000
Supranational bonds	8,534	—	(104)	8,430
U.S. Treasury and agency obligations	54,694	—	(757)	53,937
Total short-term investments	$261,701	$—	$(1,869)	$259,832

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$178,518	$—	$—	$178,518
Total cash equivalents	$178,518	$—	$—	$178,518

Short-term investments
Commercial paper	$134,165	$—	$(47)	$134,118
Corporate bonds	27,169	—	(41)	27,128
Asset backed securities	27,464	—	(53)	27,411
Certificates of deposit	10,000	—	(8)	9,992
Supranational bonds	8,632	—	(33)	8,599
U.S. Treasury and agency obligations	27,168	—	(124)	27,044
Total short-term investments	$234,598	$—	$(306)	$234,292
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the securities before the recovery of the amortized cost basis. At September 30, 2022, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.

The contractual maturities of our short-term investments are as follows:

	September 30, 2022
(in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$258,745	$256,899
Due between one and two years	2,956	2,933
Total short-term investments	$261,701	$259,832
At September 30, 2022 and December 31, 2021, cash and cash equivalents included $5.8 million of restricted cash primarily related to collateral for our outstanding letters of credit and excluded $0.2 million and $0.3 million, respectively, of restricted cash related to an account established as collateral for a lease arrangement, which is included in other assets on the consolidated balance sheets.
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$204,249	$—	$—	$204,249
Total cash equivalents	$204,249	$—	$—	$204,249

Short-term investments
Commercial paper	$—	$144,033	$—	$144,033
Corporate bonds	—	26,398	—	26,398
Asset backed securities	—	17,034	—	17,034
Certificates of deposit	—	10,000	—	10,000
Supranational bonds	—	8,430	—	8,430
U.S. Treasury and agency obligations	—	53,937	—	53,937
Total short-term investments	$—	$259,832	$—	$259,832

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$178,518	$—	$—	$178,518
Total cash equivalents	$178,518	$—	$—	$178,518

Short-term investments
Commercial paper	$—	$134,118	$—	$134,118
Corporate bonds	—	27,128	—	27,128
Asset backed securities	—	27,411	—	27,411
Certificates of deposit	—	9,992	—	9,992
Supranational bonds	—	8,599	—	8,599
U.S. Treasury and agency obligations	—	27,044	—	27,044
Total short-term investments	$—	$234,292	$—	$234,292
We did not have any liabilities measured and recorded at fair value on a recurring basis at September 30, 2022 and December 31, 2021.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Computer software and equipment	$44,698	$29,203
Furniture and fixtures	5,722	5,944
Leasehold improvements	27,200	26,713
Right-of-use assets under finance leases	1,325	1,343
Total	78,945	63,203
Less: accumulated depreciation and amortization	(33,186)	(26,370)
Property and equipment, net	$45,759	$36,833
Depreciation and amortization related to property and equipment was $2.7 million, $2.6 million, $7.6 million and $7.3 million in the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, respectively.
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
We are still finalizing the allocations of the purchase price, which may change as additional information becomes available related to acquired intangible assets, working capital and income taxes for Bit Discovery and working capital for Cymptom.
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
In general and administrative expense, we recognized $0.3 million, $2.3 million, $2.3 million and $6.0 million of acquisition-related transaction costs in the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, respectively.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2021	$261,614
Acquired goodwill	55,173
Balance at September 30, 2022	$316,787
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling new capabilities from Bit Discovery and Cymptom to our customers. The acquired goodwill from both acquisitions is not tax deductible.
Acquired intangible assets subject to amortization are as follows:

	September 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$97,037	$(18,694)	$78,343	$81,924	$(10,499)	$71,425
Trade name	490	(377)	113	390	(279)	111
	$97,527	$(19,071)	$78,456	$82,314	$(10,778)	$71,536

Amortization of acquired intangible assets was $3.1 million, $1.7 million, $8.3 million and $3.7 million in the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 6.9 years.
At September 30, 2022, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2022(1)	$3,080
2023	12,252
2024	12,175
2025	12,175
2026	11,990
Thereafter	26,784
Total	$78,456
_______________
(1)    Represents the three months ending December 31, 2022.
7. Leases
We have operating leases for office facilities and finance leases for office equipment. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,977	$1,924	$5,564	$5,700
Rent expense for short-term leases and finance lease costs in the three and nine months ended September 30, 2022 and 2021 were not material.
Supplemental information related to leases was as follows:

	September 30, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term	8.4 years	9.2 years
Weighted average discount rate	5.6%	5.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
ROU assets obtained in exchange for lease obligations
Operating leases	$3,863	$2,215	$4,256	$2,215
In the three and nine months ended September 30, 2022 and 2021, we did not obtain any right-of-use assets in exchange for finance lease liabilities.

Maturities of operating lease liabilities at September 30, 2022 were as follows:

(in thousands)
Year ending December 31,
2022(1)	$1,969
2023	9,027
2024	9,070
2025	8,886
2026	8,213
Thereafter	38,055
Total lease payments	75,220
Less: Imputed interest	(15,898)
Total	$59,322
_______________
(1)    Represents the three months ending December 31, 2022.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	September 30, 2022
Term loan	$372,188
Less: Unamortized debt discount and issuance costs	(6,813)
Term loan, net of issuance costs	365,375
Less: Term loan, net, current (1)	(2,696)
Term loan, net of issuance costs (net of current portion)	$362,679
_______________
(1)    Term loan, net current is included in other current liabilities on our consolidated balance sheets.
The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date.
Our Term Loan is recorded at its carrying value. At September 30, 2022, the fair value of our Term Loan was approximately $354 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of the Term Loan at September 30, 2022 were as follows:

(in thousands)
Year ending December 31,
2022(1)	$938
2023	3,750
2024	3,750
2025	3,750
2026	3,750
Thereafter	356,250
Total	$372,188
_______________
(1)    Represents the three months ending December 31, 2022.
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions beginning in 2023. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5, and at September 30, 2022, our first lien net leverage ratio was below that threshold.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. Additionally, we pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Revolving Credit Facility contains a $15.0 million letter of credit sublimit. Since its inception, there have been no amounts outstanding under the Revolving Credit Facility. At September 30, 2022, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In July 2021, we entered into a contract with Amazon Web Services, Inc. (AWS) for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years one, two and three, respectively, for a total of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference. We met our commitment for the first year of our contract with AWS, and as of September 30, 2022, we have spent $19.9 million of our second year commitment.
Letters of Credit
At September 30, 2022, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
At September 30, 2022, there were 21.5 million shares available for grant under our 2018 Equity Incentive Plan.

Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$2,341	$1,197	$5,968	$3,336
Sales and marketing	13,589	7,629	36,420	21,502
Research and development	8,754	5,587	23,294	14,919
General and administrative	7,959	6,499	24,272	18,576
Total stock-based compensation expense	$32,643	$20,912	$89,954	$58,333
At September 30, 2022, the unrecognized stock-based compensation expense related to unvested restricted stock units ("RSUs") was $281.5 million, which is expected to be recognized over an estimated remaining weighted average period of 2.9 years.
At September 30, 2022, the unrecognized stock-based compensation expense related to unvested performance stock units ("PSUs") was $6.5 million, which is expected to be recognized over an estimated remaining weighted average period of 3.4 years.
At September 30, 2022, the unrecognized stock-based compensation expense related to our 2018 ESPP was $16.7 million, which is expected to be recognized over an estimated weighted average period of 1.0 years.
RSUs and PSUs
A summary of our RSU and PSU activity is presented below:

	RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	5,781	$37.74	—	$—
Granted	4,377	46.21	209	44.97
Vested	(1,939)	36.04	—	—
Forfeited	(704)	39.05	—	—
Unvested balance at September 30, 2022	7,515	42.98	209	44.97
Our PSUs vest over a period of four years and are subject to defined performance and service conditions. The grant date fair value is based on the estimated fair value of our common stock on the date of grant. Our PSUs are expensed over the service period using the accelerated attribution method.

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,731	$9.21	5.5	$308,677
Granted	—	—
Exercised	(1,090)	9.78		45,668
Forfeited/canceled	(72)	16.15
Outstanding and exercisable at September 30, 2022	5,569	9.01	4.7	143,630
2018 Employee Stock Purchase Plan
At September 30, 2022, there were 7.5 million shares reserved for issuance under our 2018 Employee Stock Purchase Plan ("2018 ESPP").
In the nine months ended September 30, 2022, employees purchased 442,629 shares of our common stock at a weighted average price of $33.42 per share, resulting in $14.8 million of cash proceeds.
At September 30, 2022, there was $1.9 million of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Nine Months Ended September 30,
	2022	2021
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	42.8% — 61.0%	37.2% — 59.4%
Risk-free interest rate	0.1% — 3.4%	0.1% — 0.2%
Expected dividend yield	—	—
11. Income Taxes
In the nine months ended September 30, 2022, the provision for income taxes included $3.1 million of income taxes in foreign jurisdictions in which we conduct business, $2.1 million of current expense from the restructuring of our research and development operations in Israel, partially offset by $1.8 million of deferred tax benefits related to the Alsid acquisition. Additionally, the provision includes $1.7 million of discrete items primarily related to withholding taxes on sales to customers, which is more than offset by a benefit of $2.5 million from releasing the valuation allowance related to the Bit Discovery acquisition.
The provision for the nine months ended September 30, 2021 included $1.8 million of income taxes in foreign jurisdictions in which we conduct business, partially offset by a $1.7 million deferred tax benefit related to the Alsid acquisition. Additionally, the provision includes $2.8 million of current expense from the restructuring of our research and development operations in Israel, $1.7 million of discrete expenses primarily related to withholding taxes on sales to customers, partially offset by $2.8 million of discrete benefits, primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes.

12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net loss	$(18,730)	$(16,246)	$(70,735)	$(35,632)

Weighted-average shares used to compute net loss per share, basic and diluted	111,937	106,869	110,843	105,765
Net loss per share, basic and diluted	$(0.17)	$(0.15)	$(0.64)	$(0.34)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	September 30,
(in thousands)	2022	2021
RSUs	7,515	5,760
Stock options	5,569	7,969
Shares to be issued under the 2018 ESPP	58	54
Total	13,142	13,783
13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
The Americas	$111,227	$88,783	$315,706	$253,840
Europe, Middle East and Africa	44,117	34,923	128,779	96,136
Asia Pacific	19,507	14,958	54,075	42,136
Revenue	$174,851	$138,664	$498,560	$392,112
Customers located in the United States accounted for 57% of revenue in the three and nine months ended September 30, 2022 and 58% and 59% of revenue in the three and nine months ended September 30, 2021, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	September 30, 2022	December 31, 2021
United States	$41,087	$33,579
International	4,672	3,254
Property and equipment, net	$45,759	$36,833

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
Overview
We are a leading provider of Exposure Management solutions. Exposure Management is a discipline for managing, measuring and comparing cybersecurity risk in the digital era.
We have continued to expand and diversify our platform offerings from traditional vulnerability management (VM) solutions, which include Tenable.sc and Nessus, to our cloud exposure solutions, which include Tenable.ep, Tenable.io, Tenable.cs, Tenable Web Scanning, or Tenable.io WAS, Tenable.ad and Tenable.ot. In October 2022, we released Tenable One, an evolution of Tenable.ep, as our Exposure Management Platform that provides unified data, analytics and visibility into exposures, identifies attack paths and enables more efficient risk management.
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
Revenue in the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021 was $174.9 million, $138.7 million, $498.6 million and $392.1 million, respectively, representing year-over-year growth of 26% and 27% in the quarterly and year-to-date periods, respectively. Our recurring revenue, which includes revenue from subscription arrangements for software (both revenue recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 95% of revenue in the three and nine months ended September 30, 2022 and 95% and 94% of revenue in the three and nine months ended September 30, 2021, respectively. Our net loss in the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021 was $18.7 million, $16.2 million, $70.7 million and $35.6 million, respectively, as we continue to invest in our business and market opportunity. Our cash flows from operating activities was $35.9 million, $19.6 million, $99.2 million and $74.8 million in the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, respectively.
Recent Events
Substantially all of our sales contracts are denominated in U.S. dollars, and during the year, the U.S. dollar strengthened compared to other currencies. Continued strength or further strengthening of the U.S. dollar compared to other currencies could result in lower international sales as our products would seem more expensive. Additionally, continued strength or further strengthening of the U.S. dollar compared to other currencies could result in lower international operating costs as the U.S. dollar is the functional currency for all of our international subsidiaries.
Other factors, including the COVID-19 pandemic, inflation and the Russian invasion of Ukraine have not had a significant adverse impact on our business as of September 30, 2022. We continue to monitor the impact of these matters on our business, our customers, partners, employees and service providers.
Financial Highlights
Below are our key financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$174,851	$138,664	$498,560	$392,112
Loss from operations	(12,958)	(11,218)	(53,726)	(28,901)
Net loss	(18,730)	(16,246)	(70,735)	(35,632)
Net loss per share, basic and diluted	(0.17)	(0.15)	(0.64)	(0.34)
Net cash provided by operating activities	35,853	19,633	99,233	74,793
Purchases of property and equipment	(4,347)	(1,174)	(13,910)	(3,769)
Key Operating and Financial Metrics
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use and monitor the following operating and financial metrics, which include non-GAAP financial measures, to understand and evaluate our core operating and financial performance.
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
Calculated current billings may vary from period-to-period for a number of reasons, and therefore has a number of limitations as a quarter-to-quarter or year-over-year comparative measure. Calculated current billings in any one period may be impacted by the timing and amount of new sales transactions, the timing and amount of renewal transactions, including early renewals, as well as the timing and amount of multi-year prepaid contracts, all of which could favorably or unfavorably impact quarter-to-quarter and year-over-year comparisons. For example, an increasing number of large sales transactions, for which the timing has and will continue to vary, may occur in quarters subsequent to or in advance of those that we anticipate. Additionally, our calculation of calculated current billings may be different from other companies that report similar financial measures. Because of these and other limitations, you should consider calculated current billings along with revenue and our other GAAP financial results.
The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$174,851	$138,664	$498,560	$392,112
Add: Deferred revenue (current), end of period	447,863	362,308	447,863	362,308
Less: Deferred revenue (current), beginning of period(1)	(415,378)	(334,106)	(408,443)	(331,275)
Calculated current billings	$207,336	$166,866	$537,980	$423,145
_______________
(1)    Deferred revenue (current), beginning of period for the nine months ended September 30, 2022 and 2021 includes $0.9 million and $2.5 million, respectively, related to acquired deferred revenue.
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

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$35,853	$19,633	$99,233	$74,793
Purchases of property and equipment	(4,347)	(1,174)	(13,910)	(3,769)
Free cash flow(1)	$31,506	$18,459	$85,323	$71,024
_______________
(1)    Free cash flow for each of the periods presented was impacted by:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Employee stock purchase plan activity	$(4,845)	$(2,795)	$(4,538)	$(4,674)
Acquisition-related expenses	(398)	(314)	(2,395)	(3,591)
Costs related to intra-entity asset transfers	—	—	(838)	—
Tax payment on intra-entity asset transfers	—	—	(2,697)	(2,808)
Capital expenditures related to new headquarters	—	(80)	—	(928)
In addition, free cash flow for the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021 were benefited by approximately $0 million, $1 million, $8 million and $11 million, respectively, as a result of the accelerated timing of payments for insurance, professional fees and rent in prior quarters.
Customer Metrics
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended September 30,
	2022	2021	Change (%)
Number of new enterprise platform customers added in period(1)	712	499	43%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable.ep, Tenable.io, Tenable.cs, Tenable.ad, Tenable.ot or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Professional to enterprise platforms.

	At September 30,
	2022	2021	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	1,280	995	29%
Dollar-Based Net Expansion Rate
Our dollar-based net expansion rate reflects both our customer retention and ability to drive additional sales to our existing customers. Our dollar-based net expansion rate has historically fluctuated and is expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including existing customers' satisfaction with our solutions, existing customer retention, the pricing of our solutions, the availability of competing solutions and the pricing thereof, and the timing of customer renewals. In addition, our sales pipeline opportunities vary from quarter to quarter between new customers and expansion from existing customers, and we do not prioritize one over the other to maximize the dollar-based net expansion rate. We generally expect the dollar-based net expansion rate to range from 110% to 120%.
Our dollar-based net expansion rate is evaluated on a last twelve months, or LTM, basis, and is calculated as follows:

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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	September 30,
(in thousands)	2022	2021
Dollar-based net expansion rate	118%	113%
We also utilize an alternative dollar-based net expansion rate to assess our ability to expand sales with existing customers and evaluate the performance of our sales team. This alternative dollar-based net expansion rate is based on the methodology described above, but excludes the annual contract value of prior period multi-year sales from ARR in the numerator and the denominator of the calculation. The multi-year sales excluded from ARR has generally been approximately 13% of the total ARR. This methodology measures net expansion by customers with contracts up for renewal during the period. Applying this methodology would have increased the dollar-based net expansion rate by two percentage points at September 30, 2022 and 2021.
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

The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Loss from operations	$(12,958)	$(11,218)	$(53,726)	$(28,901)
Stock-based compensation	32,643	20,912	89,954	58,333
Acquisition-related expenses	322	2,270	2,376	5,970
Costs related to intra-entity asset transfers(1)	—	—	838	—
Amortization of acquired intangible assets	3,080	1,721	8,292	3,704
Non-GAAP income from operations	$23,087	$13,685	$47,734	$39,106

Operating margin	(7)%	(8)%	(11)%	(7)%
Non-GAAP operating margin	13%	10%	10%	10%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2022	2021	2022	2021
Net loss	$(18,730)	$(16,246)	$(70,735)	$(35,632)
Stock-based compensation	32,643	20,912	89,954	58,333
Tax impact of stock-based compensation(1)	318	(15)	1,572	(499)
Acquisition-related expenses(2)	322	2,270	2,376	5,970
Costs related to intra-entity asset transfers(3)	—	—	838	—
Amortization of acquired intangible assets(4)	3,080	1,721	8,292	3,704
Tax impact of acquisitions(5)	(958)	(546)	(4,307)	(1,683)
Tax impact of intra-entity asset transfers(6)	508	—	2,121	2,808
Non-GAAP net income	$17,183	$8,096	$30,111	$33,001

Net loss per share, diluted	$(0.17)	$(0.15)	$(0.64)	$(0.34)
Stock-based compensation	0.29	0.20	0.81	0.55
Tax impact of stock-based compensation(1)	—	—	0.01	—
Acquisition-related expenses(2)	—	0.02	0.02	0.06
Costs related to intra-entity asset transfers(3)	—	—	0.01	—
Amortization of acquired intangible assets(4)	0.03	0.02	0.08	0.04
Tax impact of acquisitions(5)	(0.01)	(0.01)	(0.04)	(0.02)
Tax impact of intra-entity asset transfers(6)	0.01	—	0.02	0.02
Adjustment to diluted earnings per share(7)	—	(0.01)	(0.01)	(0.02)
Non-GAAP earnings per share, diluted	$0.15	$0.07	$0.26	$0.29

Weighted-average shares used to compute GAAP net loss per share, diluted	111,937	106,869	110,843	105,765

Weighted-average shares used to compute non-GAAP earnings per share, diluted	117,334	114,983	117,524	114,271
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
(5)    The tax impact of acquisitions for all periods presented includes the deferred tax benefits of the Alsid acquisition. Additionally, the tax impact of acquisitions for the nine months ended September 30, 2022 includes a reversal of the $2.5 million income tax benefit recognized for GAAP purposes related to the partial release of our valuation allowance associated with the Bit Discovery acquisition.
(6)    The tax impact of the intra-entity asset transfers are related to current tax expense based on the applicable Israeli tax rates resulting from our internal restructuring of Cymptom in the three and nine months ended September 30, 2022 and Indegy in the nine months ended September 30, 2021.
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
Interest Income, Interest Expense and Other Expense, Net
Interest income consists of income earned on cash and cash equivalents and short-term investments. Interest expense consists primarily of interest expense in connection with our senior secured term loan facility, or Term Loan, unused commitment fees on our senior secured revolving credit facility, or Revolving Credit Facility, and letter of credit fees. Other expense, net consists primarily of foreign currency remeasurement and transaction gains and losses.
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
Results of Operations
The following tables set forth our consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$174,851	$138,664	$498,560	$392,112
Cost of revenue(1)	38,582	27,062	109,549	75,560
Gross profit	136,269	111,602	389,011	316,552
Operating expenses:
Sales and marketing(1)	88,123	68,360	258,119	192,673
Research and development(1)	36,131	30,675	106,649	85,714
General and administrative(1)	24,973	23,785	77,969	67,066
Total operating expenses	149,227	122,820	442,737	345,453
Loss from operations	(12,958)	(11,218)	(53,726)	(28,901)
Interest income	1,803	115	2,746	324
Interest expense	(5,082)	(3,594)	(12,246)	(3,873)
Other expense, net	(2,073)	(823)	(4,880)	(1,360)
Loss before income taxes	(18,310)	(15,520)	(68,106)	(33,810)
Provision for income taxes	420	726	2,629	1,822
Net loss	$(18,730)	$(16,246)	$(70,735)	$(35,632)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$2,341	$1,197	$5,968	$3,336
Sales and marketing	13,589	7,629	36,420	21,502
Research and development	8,754	5,587	23,294	14,919
General and administrative	7,959	6,499	24,272	18,576
Total stock-based compensation expense	$32,643	$20,912	$89,954	$58,333

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue
The following table presents the increase in revenue:

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Subscription revenue	$156,764	$122,156	$34,608	28%
Perpetual license and maintenance revenue	12,658	12,749	(91)	(1)%
Professional services and other revenue	5,429	3,759	1,670	44%
Revenue	$174,851	$138,664	$36,187	26%
The increase in revenue of $36.2 million included $31.6 million from existing customers as of October 1, 2021 and $4.6 million from new customers. U.S. revenue increased $18.9 million, or 24%. International revenue increased $17.3 million, or 30%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Cost of revenue	$38,582	$27,062	$11,520	43%
Gross profit	136,269	111,602	24,667	22%
Gross margin	78%	80%
The increase in cost of revenue of $11.5 million was primarily due to:
•a $4.6 million increase in third-party cloud infrastructure costs;
•a $4.4 million increase in personnel costs, including a $1.1 million increase in stock-based compensation;
•a $1.4 million increase in amortization of intangible assets due to acquired intangible assets;
•a $0.5 million increase in the cost of goods; and
•a $0.4 million increase in professional fees.
The amounts above are net of $0.2 million in savings due to the impact of foreign exchange rates.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Sales and marketing	$88,123	$68,360	$19,763	29%
The increase in sales and marketing expense of $19.8 million was primarily due to:
•a $13.4 million increase in personnel costs largely associated with an increase in headcount, including a $6.0 million increase in stock-based compensation;
•a $3.2 million increase in sales commissions due to increased sales and the amortization of deferred commissions;
•a $1.9 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts; and

•a $0.9 million increase in selling expenses, including travel and meeting costs and the cost of software subscriptions.
The amounts above are net of $1.3 million in savings due to the impact of foreign exchange rates.
Research and Development

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Research and development	$36,131	$30,675	$5,456	18%
The increase in research and development expense of $5.5 million was primarily due to:
•a $4.1 million increase in personnel costs, primarily due to an increase in headcount, including a $3.2 million increase in stock-based compensation;
•a $0.7 million increase in third-party cloud infrastructure costs; and
•a $0.4 million increase in software subscriptions.
The amounts above are net of $0.8 million in savings due to the impact of foreign exchange rates.
General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
General and administrative	$24,973	$23,785	$1,188	5%
The increase in general and administrative expense of $1.2 million was primarily due to:
•a $2.3 million increase in personnel costs largely associated with an increase in headcount, including a $1.5 million increase in stock-based compensation;
•a $0.3 million increase in professional fees; and
•a $0.3 million increase in travel and meeting costs; partially offset by
•a $1.9 million decrease in acquisition-related expenses.
The amounts above are net of $0.2 million in savings due to the impact of foreign exchange rates.
Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Interest income	$1,803	$115	$1,688	1,468%
Interest expense	(5,082)	(3,594)	(1,488)	41%
Other expense, net	(2,073)	(823)	(1,250)	152%
The $1.7 million increase in interest income was due to a higher interest rate on an increased amount of cash and cash equivalents and short-term investments. The $1.5 million increase in interest expense was primarily related to an increase in the variable rate of our Term Loan. The $1.3 million increase in other expense, net was due to an increase in foreign exchange losses.

Provision for Income Taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Provision for income taxes	$420	$726	$(306)	(42)%
In the three months ended September 30, 2022, the provision for income taxes included:
•$0.5 million of current expense from the restructuring of our research and development operations in Israel;
•$0.2 million of income taxes in foreign jurisdictions in which we conduct business; and
•$0.7 million of discrete items primarily related to withholding taxes on sales to customers; partially offset by
•$1.0 million of deferred tax benefits related to the Alsid acquisition.
In the three months ended September 30, 2021, the provision for income taxes included:
•$0.8 million of income taxes in foreign jurisdictions in which we conduct business; and
•$0.7 million of discrete expenses primarily related to withholding taxes on sales to customers; partially offset by
•$0.6 million of deferred tax benefits related to the Alsid acquisition; and
•$0.2 million of discrete benefits.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue
The following table presents the increase in revenue:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Subscription revenue	$446,257	$343,725	$102,532	30%
Perpetual license and maintenance revenue	38,214	37,721	493	1%
Professional services and other revenue	14,089	10,666	3,423	32%
Revenue	$498,560	$392,112	$106,448	27%
The increase in revenue of $106.4 million included $94.7 million from existing customers as of October 1, 2021 and $11.7 million from new customers. U.S. revenue increased $52.1 million, or 23%. International revenue increased $54.3 million, or 33%.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Cost of revenue	$109,549	$75,560	$33,989	45%
Gross profit	389,011	316,552	72,459	23%
Gross margin	78%	81%
The increase in cost of revenue of $34.0 million was primarily due to:
•a $16.3 million increase in third-party cloud infrastructure costs;
•a $9.1 million increase in personnel costs primarily due to increased headcount and support for cloud-based products, including a $2.4 million increase in stock-based compensation;
•a $4.6 million increase in amortization of intangible assets due to acquired intangible assets;

•a $1.9 million increase in professional fees;
•a $0.9 million increase in the cost of goods;
•a $0.5 million increase in software subscriptions; and
•a $0.4 million increase in allocated overhead.
The amounts above are net of $0.5 million in savings due to the impact of foreign exchange rates.
Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Sales and marketing	$258,119	$192,673	$65,446	34%
The increase in sales and marketing expense of $65.4 million was primarily due to:
•a $41.8 million increase in personnel costs, largely associated with an increase in headcount and a $14.9 million increase in stock-based compensation;
•an $11.8 million increase in sales commissions, including sales commission draws, due to increased sales and the amortization of deferred commissions;
•a $6.0 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $4.6 million increase in selling expenses, including travel and meeting costs and the cost of software subscriptions; and
•a $1.3 million increase in allocated overhead.
The amounts above are net of $2.7 million in savings due to the impact of foreign exchange rates.
Research and Development

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Research and development	$106,649	$85,714	$20,935	24%
The increase in research and development expense of $20.9 million was primarily due to:
•a $16.2 million increase in personnel costs, largely associated with an increase in headcount and a $8.4 million increase in stock-based compensation;
•a $1.7 million increase in third-party cloud infrastructure costs;
•a $1.6 million increase in software subscription costs; and
•a $0.9 million increase in allocated overhead.
The amounts above are net of $1.6 million in savings due to the impact of foreign exchange rates.

General and Administrative

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
General and administrative	$77,969	$67,066	$10,903	16%
The increase in general and administrative expense of $10.9 million was primarily due to:
•a $9.6 million increase in personnel costs, largely associated with an increase in headcount and a $5.7 million increase in stock-based compensation;
•a $1.5 million increase in professional fees;
•a $0.8 million increase in intra-entity asset transfer costs related to Cymptom;
•a $0.7 million increase software subscription costs; and
•a $0.6 million increase in value added and other taxes; partially offset by
•a $3.7 million decrease in acquisition-related expenses.
The amounts above are net of $0.5 million in savings due to the impact of foreign exchange rates.
Interest Income, Interest Expense and Other Expense, Net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Interest income	$2,746	$324	$2,422	748%
Interest expense	(12,246)	(3,873)	(8,373)	216%
Other expense, net	4,880	1,360	3,520	259%
The $2.4 million increase in interest income was due to a higher interest rate on an increased amount of cash and cash equivalents and short-term investments. Interest expense increased $8.4 million primarily due to expense related to our Term Loan entered into in July 2021. Other expense, net increased $3.5 million due to an increase in foreign exchange losses.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	($)	(%)
Provision for income taxes	$2,629	$1,822	$807	44%
In the nine months ended September 30, 2022, the provision for income taxes included:
•$3.1 million of income taxes in foreign jurisdictions in which we conduct business;
•$2.1 million of current expense from the restructuring of our research and development operations in Israel; and
•$1.7 million of discrete items primarily related to withholding taxes on sales to customers; partially offset by
•a $2.5 million benefit from releasing a valuation allowance related to the Bit Discovery acquisition; and
•$1.8 million of deferred tax benefits related to the Alsid acquisition.
In the nine months ended September 30, 2021, the provision for income taxes included:
•$2.8 million of current expense from the restructuring of our research and development operations in Israel;
•$1.8 million income taxes in foreign jurisdictions in which we conduct business; and
•$1.7 million of discrete expenses primarily related to withholding taxes on sales to customers; partially offset by

•$2.8 million of discrete benefits, primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes; and
•a $1.7 million deferred tax benefit related to the Alsid acquisition.
Liquidity and Capital Resources
At September 30, 2022, we had $288.2 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $259.8 million short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. Treasury and agency obligations and corporate and supranational bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $725.3 million at September 30, 2022.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At September 30, 2022, we had deferred revenue of $593.7 million, of which $447.9 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
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
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the nine months ended September 30, 2022, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Term Loan and Revolving Credit Facility
In July 2021, we entered into a credit agreement, or the Credit Agreement, which is comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility, with a $15.0 million letter of credit sublimit. The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan interest rate from January 31, 2022 through July 2022 was 3.27%. Effective July 29, 2022 through October 30, 2022, the Term Loan has a variable interest rate of 5.56%. Effective October 31, 2022 through January 30, 2023, the Term loan has a variable interest rate of 7.16%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement beginning in 2023. The prepayments related to excess cash flow provisions apply if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5, and at September 30,

2022, our first lien net leverage ratio was below that threshold. The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00.
At September 30, 2022, we were in compliance with the covenants and there were no amounts outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$99,233	$74,793
Net cash used in investing activities	(108,003)	(205,013)
Net cash provided by financing activities	23,195	390,299
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,276)	(2,418)
Net increase in cash and cash equivalents and restricted cash	$10,149	$257,661
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash used in investing activities decreased by $97.0 million, primarily due to a $75.7 million decrease in net purchases of short-term investments and a $31.5 million decrease in cash paid for acquisitions. This decrease was partially offset by a $10.1 million increase in purchases of property and equipment, primarily related to capitalized software.
Financing Activities
Net cash provided by financing activities decreased by $367.1 million, primarily due to $375.0 million of proceeds from our Credit Facility in 2021 and $2.8 million of principal payments made on our term loan. This decrease was partially offset by $9.3 million of issuance costs related to our Credit Facility in 2021.
Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Amazon Web Services, Inc. for cloud services.
At September 30, 2022, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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
Interest Rate Risk
At September 30, 2022, we had $288.2 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $259.8 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. treasury and agency securities and corporate and supranational bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. Prior to January 31, 2022, the interest rate on the Term Loan was 3.25% (2.75% plus 0.50% LIBOR floor). Effective January 31, 2022 through July 28, 2022, the Term Loan had a variable interest rate of 3.27%. Effective July 29, 2022 through October 30, 2022, the Term Loan has a variable interest rate of 5.56%. Effective October 31, 2022 through January 30, 2023, the Term loan has a variable interest rate of 7.16%.
Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the middle of 2023, future borrowings under our Term Loan and Revolving Credit Facility could be subject to reference rates other than LIBOR.
Foreign Currency Exchange Risk
Substantially all of our sales contracts are denominated in U.S. dollars, with a limited number of contracts denominated in foreign currencies, including foreign denominated leases. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Australian dollar, Israeli New Shekel and Indian Rupee. During the three and nine-months ended September 30, 2022, the U.S. dollar strengthened compared to other currencies, which negatively impacted our international sales growth and lowered certain international operating expenses. Continued strength or further strengthening of the U.S. dollar compared to other currencies could result in lower international sales as our products would seem more expensive and could result in lower international operating costs as the U.S. dollar is the functional currency for all of our international subsidiaries. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize remeasurement and transaction gains (losses) in our consolidated statements of operations.
As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currencies becomes more significant.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition through September 30, 2022. However, if our costs, specifically employee-related and third-party cloud infrastructure costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
•Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliability and accuracy of our data, solutions, infrastructure and those of third parties upon which we rely. If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, or if our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, or if they contain undetected errors or defects, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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
•We are subject to stringent and changing laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security. Our failure or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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
We have historically incurred net losses, including net losses of $70.7 million and $35.6 million in the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $725.3 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations. Further, although we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic as of September 30, 2022, the evolving pandemic increases the difficulty in predicting future results of operations.
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
From the nine months ended September 30, 2021 to the nine months ended September 30, 2022, our revenue grew from $392.1 million to $498.6 million, representing year over year growth of 27%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
•maintain and expand our customer base;
•increase revenue from existing customers through increased or broader use of our offerings within their organizations;
•improve the performance and capabilities of our offerings through research and development or the integration of acquired products and capabilities;
•continue to develop and expand our enterprise platform;
•maintain the rate at which customers purchase and renew subscriptions to our enterprise platform offerings;
•continue to successfully expand our business domestically and internationally; and
•successfully compete with other companies.

If we are unable to maintain consistent revenue or revenue growth, including as a result of macroeconomic conditions, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
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
We recognize substantially all of our revenue ratably over the terms of our subscriptions with customers, which generally occurs over a one-year period and, for our perpetual licenses, over a five-year expected period of benefit. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period, including as a result of macroeconomic conditions, may not be immediately reflected in our revenue results for that period. This decline, however, would negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. This also makes it difficult for us to rapidly increase our revenue growth through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.
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
Our enterprise platform offerings, Tenable.ep, Tenable.io, Tenable.cs, Tenable.ad, Tenable.ot and Tenable.sc, must interoperate with our customers’ existing network and security infrastructure, including remote devices. These complex systems are developed, delivered and maintained by the customer, their employees and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure, including remote devices, have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security offerings to customers with highly complex and customized networks, including remote devices, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure, new usage trends, such as remote and hybrid work, or new industry standards or protocols are introduced, we may have to update or enhance our cloud platform and our other solutions to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.

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
We sell cybersecurity products and, as a result, may be at increased risk of being a target of cyberattacks designed to penetrate our platform or internal systems, to compromise our data, alter or modify our source code, or to otherwise impede the performance of our products. Threats to information systems and data come from a variety of sources. In addition to computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists," organized criminal threat actors, sophisticated nation-states and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks. Nation-state actors and nation-state-supported actors may engage in such attacks for geopolitical reasons and in conjunction with military conflicts and defense activities, including the ongoing invasion of Ukraine by Russia. During times of war and other major conflicts, we, third parties upon which we may rely, and our customers may be vulnerable to a heightened risk of these threats, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We, our customers, and the third parties upon which we rely may be subject to a variety of evolving threats, which are prevalent, continue to rise, and increasingly difficult to detect. These threats include but are not limited to: social-engineering attacks (including through phishing attacks); credential harvesting; malicious code (such as viruses and worms); malware (including as a result of persistent threat intrusions); denial-of-service attacks (such as credential stuffing); personnel misconduct or error; ransomware attacks; supply-chain attacks; software bugs; server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures, and other similar threats. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be necessary to make extortion payments, but we may be unable to do so if, for example, applicable laws prohibit such payments. The increased prevalence of remote work and use of remote devices has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside of our premises or network, including working at home, while in transit and in public locations. Furthermore, future or past business transactions, such as acquisitions or integrations, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies.
We are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our solutions are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.
We rely on third party service providers and technologies to operate critical business systems, including processing confidential and sensitive information, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We may also rely on third-party service providers to provide other products, services, or otherwise operate our business. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such reward. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Any of these or similar threats could cause a security incident or other interruption that can result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our proprietary, confidential, and sensitive information or our information technology systems, or those of the third parties upon whom we rely. Because the techniques used to obtain unauthorized access, insert malicious code or otherwise sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to implement adequate preventative measures or timely discover these intrusions. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
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
In addition, if our solutions fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, including for remote devices, or if our solutions fail to identify new and increasingly complex methods of cyberattacks, our business and reputation may suffer. There is no guarantee that our solutions will detect all vulnerabilities, especially in light of the rapidly changing security landscape to which we must respond, including as a result of the increased remote or hybrid work environments. Additionally, our solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, our solutions rely on information provided by an active community of users who contribute new exploits, attacks and vulnerabilities. If the information from these third parties is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings and adversely impact market acceptance of our products and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem. Additionally, our business depends upon the appropriate and successful implementation of our product by our customers. If our customers fail to use our solutions according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences.
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

Data protection requirements may also require us to notify relevant stakeholders of security incidents, including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies and others. Such disclosures are costly, and the disclosures or failure to comply with such requirements could lead to adverse impacts, including reputational harm or fines and penalties. There can be no assurance that any limitations or exclusions of liabilities in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with data protection requirements related to information security or security incidents. We cannot be sure that our insurance coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other impacts arising out of security incidents.
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
Our subscription offerings are term-based and a majority of our subscription contracts are for one year in duration. In order for us to maintain or improve our results of operations, it is important that a high percentage of our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate if our existing customers choose to reduce or delay technology spending in response to economic conditions, including those resulting from exchange rate fluctuations relative to the U.S. dollar that make our products more expensive to existing customers, and decades-high inflation, that could lead to decreased spending, as well as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described in this Quarterly Report on Form 10-Q. Additionally, many of our customers, including certain top customers, have the right to terminate their agreements with us for convenience and for other reasons. We cannot assure you that customers will maintain their agreements with us, renew subscriptions or increase their usage of our software. If our customers do not maintain or renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be harmed.
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
We utilize data centers located in North America, Europe and Asia to operate and maintain certain elements of our own network infrastructure. Some elements of this complex system are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. For example, Tenable.io is hosted on Amazon Web Services, or AWS, which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, particularly AWS, whether due to system failures, computer viruses or cyber threats, physical or electronic break-ins or other factors, could affect the security or availability of our solutions, network infrastructure and website.

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
We are subject to stringent and changing laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security. Our failure, or perceived failure to comply with such obligations, could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing”) personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and sensitive third-party information. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, rules, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal information by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act, or the CCPA, imposes obligations on covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Further, the California Privacy Rights Act, or CPRA, operative on January 1, 2023, will expand the CCPA to apply to personal information of business representatives and employees and will establish a new regulatory agency to implement and enforce the law, which could increase the risk of an enforcement action. Other states, such as Virginia and Colorado, have enacted data privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal information of individuals. Violations of these obligations carry significant potential consequences. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on processing, as well as fines of up to €20 million or 4% of the annual global revenue, whichever is greater. We have an internal data privacy function that oversees and supervises our compliance with European and UK data protection regulations but, despite our efforts, we may fail, or be perceived to have failed, to comply. Canada's Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, Canada's Anti-Spam Legislation, or CASL, and Brazil's General Data Protection Law (Law No. 13,709/2018), or Lei Geral de Proteção de Dados Pessaois, or LGPD, may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. Additionally, we also target customers in Asia and may be subject to new and emerging data privacy regimes in Asia, including China's Personal Information Protection Law, Japan's Act on the Protection of Personal Information, and Singapore's Personal Data Protection Act.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. Furthermore, we may also be bound by other contractual obligations relating to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts may require us to host personal data locally.
We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the nine months ended September 30, 2022 and 2021, we derived 92% of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 38% and 40% of our revenue in the nine months ended September 30, 2022 and 2021, respectively, and 38% of our accounts receivable as of September 30, 2022. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of economic uncertainty, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.

Our business, operations and financial performance may be negatively affected by adverse changes in the evolving COVID-19 pandemic.
As of September 30, 2022, we have not seen a significant adverse impact to our financial position, results of operations, cash flows and liquidity as a result of the COVID-19 pandemic, and the extent to which the COVID-19 pandemic may adversely affect us in the future is uncertain and would depend on the spread or severity of COVID-19 infections and the resulting societal impact, and response thereto, could have material adverse impacts on our business, operations and financial performance.
In response to the easing of the travel and other public health restrictions, including state and local orders across the United States and in countries in which we operate, we have implemented hybrid work policies for our global workforce and continue to update our employee health and safety policies, including relating to business travel and in-person office work to reflect the current COVID-19 environment. As conditions permit, we will continue to allow in-person activities, including business travel and in-person work at our global office locations, including at our headquarters. In-person work at our offices or business travel could expose our employees to health risks, and us to associated liability, and could create additional risks and operational challenges that require us to make additional investments in the design, implementation and enforcement of new workplace and travel health and safety protocols. We expect to continue our hybrid work policies indefinitely and that many employees will choose to continue to work remotely or a hybrid of in-person and remote work, which presents risks, uncertainties and costs that could affect our performance, including operational and workplace culture challenges, uncertainty regarding office space needs and heightened vulnerability to cyberattacks.
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
Our new offerings or enhancements and changes to our existing offerings could fail to attain sufficient market acceptance for many reasons, including:
•failure to predict market demand accurately, including changes in demand as a result of macroeconomic trends, in terms of functionality and to supply offerings that meets this demand in a timely fashion;
•defects, errors or failures;
•negative publicity about their performance or effectiveness;
•delays in releasing our new offerings or enhancements to our existing offerings to the market;
•introduction or anticipated introduction of competing products by our competitors;
•poor business conditions for our customers, including as a result of difficult macroeconomic conditions, causing them to delay or forgo IT purchases; and
•reluctance of customers to purchase cloud-based offerings.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 43% and 41% of our revenue in the nine months ended September 30, 2022 and 2021, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
•difficulties and costs of staffing, managing and potentially reorganizing foreign operations, including increased employee recruitment, training and retention costs related to global employment turnover trends and inflationary pressures in the labor market;
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
Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business is intense. The recent move by companies to offer a remote or hybrid work environment may increase competition for such employees outside of our traditional office locations. In addition, employee turnover rates in the broader global economy and inflationary pressures in the labor market have increased and may continue to be elevated, which has led, and could continue to lead to increased recruiting, training and retention costs. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or maintaining our corporate culture in a hybrid or remote work environment, our business would be adversely affected.
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
In order to grow our business, we anticipate that we will continue to depend on relationships with strategic partners to provide broader customer coverage and solution delivery capabilities. We depend on partnerships with market leading technology companies to maintain and expand our Exposure Management ecosystem by integrating third party data into our platform. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our agreements with our strategic partners generally are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. If our partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our product, our ability to grow our business and sell software and professional services may be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our solutions by potential customers. We also license third-party threat data that is used in our solutions in order to deliver our offerings. In the future, this data may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this data could result in delays in the provisioning of our offerings until equivalent data is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business.
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
We have initiated hybrid remote and in-person work policies, however, substantially all of our employees have continued to work in a hybrid environment, which may pose additional security risks. Our business operations are subject to interruption by natural disasters, including those related to the long-term effects of climate change, and other catastrophic events such as fire, floods, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic, such as the COVID-19 pandemic. To the extent such events impact our corporate headquarters, other facilities, or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.
Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the ongoing invasion of Ukraine by Russia or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has resulted, and could continue to result, in market disruptions, including significant volatility in commodity prices, credit and capital markets, disruption in the energy market as well as supply chain interruptions.
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
As of September 30, 2022, our business has not been negatively materially impacted by the ongoing invasion of Ukraine by Russia. However, we believe that the heightened threat environment could highlight the need for our customers to continuously map and measure their cyber exposure across the attack surface.
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
As of September 30, 2022, we had 25 issued patents and 26 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software, we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the COVID-19 pandemic, the ongoing military conflict between Ukraine and Russia and macroeconomic conditions. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
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

TENABLE HOLDINGS, INC.

Date:	October 31, 2022	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	October 31, 2022	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)