Form 10-Q/A
period 2022-09-30
Tenable Holdings, Inc.
filed 2022-11-07
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
The purpose of this amendment (Amendment) to our Form 10-Q for the quarter ended September 30, 2022 (Form 10-Q) as filed with the Securities and Exchange Commission (SEC) on October 31, 2022 is solely to correct the number of new enterprise platform customers added in the three months ended September 30, 2022 and the corresponding percentage change year-over-year, which were reported incorrectly due to a clerical error. The amended number of new enterprise platform customers is 508 compared to 712 previously reported. The amended disclosure can be found under the Customer Metrics heading in the Key Operating and Financial Metrics section of Item 2 on page 6 below. The remainder of our Form 10-Q, including Item 2 below, is unchanged. Our financial results for the three and nine months ended September 30, 2022 and our financial outlook for three months and year ending December 31, 2022 were not impacted by this Amendment.
This Amendment is as of the original filing date of our Form 10-Q, October 31, 2022. The Amendment does not reflect events or transactions that may have occurred after the original filing date or modify or update any disclosures in our Form 10-Q that may have been affected by subsequent events or transactions. Accordingly, this Amendment should be read in conjunction with our Form 10-Q and our other filings with the SEC.

PART I. FINANCIAL INFORMATION
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
Customer Metrics
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended September 30,
	2022	2021	Change (%)
Number of new enterprise platform customers added in period(1)	508	499	2%
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

PART II. OTHER INFORMATION
Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on June 29, 2018
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	November 7, 2022	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	November 7, 2022	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)