Form 10-K
period 2022-12-31
Tenable Holdings, Inc.
filed 2023-02-24
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $5.0 billion.
The number of shares of the Registrant's common stock outstanding as of February 21, 2023 was 113,648,357.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2022.

TENABLE HOLDINGS, INC.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, including the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements concerning the following:
•the anticipated impact of the global economic uncertainty and financial market conditions on our business, results of operations and financial condition, including on our sales and our revenue growth rate;
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
Item 1.        Business
Overview
We are a leading provider of exposure management solutions. Exposure management is an effective discipline for managing, measuring and comparing cybersecurity risk in today's complex IT environments.

Organizations around the globe are accelerating their adoption of public and private cloud infrastructure, introducing internet-facing applications and embracing new identity management systems. The rapid adoption of these and other digital technologies is expanding the modern attack surface.
For most organizations, the modern attack surface includes:
•Identity and access management systems used to control user privileges, which are vulnerable to misconfigurations that can open up attack pathways within an organization;
•An assortment of operational technology, or OT — such as industrial control systems, or ICS, and supervisory control and data acquisition, or SCADA, systems — which is increasingly internet-facing and is often linked to existing IT systems;
•Personal devices, including mobile phones and tablets, internet of things, or IoT, devices and other types of “shadow IT” used by employees, often without the knowledge of the IT and security teams; and
•Virtual machines, microservices, open-source code repositories, containers and other tools used by DevOps teams.
The complexity of the modern attack surface is a key driver behind the growing need for exposure management programs. Security teams are overwhelmed with the constant influx of data from the array of point solutions they are using to manage interconnected vulnerabilities, web applications, identity systems and cloud assets. They are also challenged with effectively analyzing all that data to make informed, proactive decisions about which exposures represent the greatest risk to the organization.
The combination of all these factors presents cybersecurity teams with obstacles that reach beyond the scope of existing point tools. We see three distinct real-world challenges facing cybersecurity professionals that can be addressed with an exposure management program:
•Security programs today are reactive when they should be proactive;
•The attack surface isn’t siloed, but security programs often are; and
•There’s more data available than ever before, yet it’s difficult for security professionals to prioritize and apply the information in meaningful ways.
An exposure management program, underpinned by a technology platform such as our Tenable One Exposure Management Platform, or Tenable One, can help address these real-world problems. Successfully implemented, an exposure management platform allows organizations to:
•Gain comprehensive visibility across the modern attack surface;
•Anticipate threats and prioritize efforts to prevent attacks; and
•Communicate cyber risk to make better decisions.
In order to be effective, we believe an exposure management platform must extend beyond traditional vulnerability management, which concentrates on the discovery and remediation of publicly disclosed Common Vulnerabilities and Exposures, or CVEs. To be a functional part of an exposure management program, the platform needs to include information about configuration issues, vulnerabilities and attack paths across a spectrum of assets and technologies — including identity solutions, such as Active Directory; cloud configurations and deployments; and web applications.
With these considerations in mind, we launched Tenable One in October 2022. Tenable One unifies a variety of data sources into a single exposure view to help organizations gain visibility, prioritize efforts and communicate cyber risks. Building on our existing products, Tenable One is designed to take advantage of the integrations that already exist with our partners and form the foundation of an exposure management program, alongside the other tools, such as endpoint detection and response, or EDR, and firewalls, and required business processes.
In 2022, 2021 and 2020 our total revenue was $683.2 million, $541.1 million and $440.2 million, respectively, representing year-over-year growth rates of 26% from 2021 to 2022 and 23% from 2020 to 2021. Our net loss was $92.2 million, $46.7 million and $42.7 million in 2022, 2021 and 2020, respectively. Our cash flows from operating activities were $131.2 million, $96.8 million and $64.2 million in 2022, 2021 and 2020, respectively.

Our Solutions
With Tenable One, organizations can translate technical data about assets, vulnerabilities and threats into clear business insights and actionable intelligence for security executives and practitioners. The platform combines the broad, industry leading, vulnerability coverage, spanning IT assets, cloud resources, containers, web apps and identity systems. Tenable One builds on the speed and breadth of vulnerability coverage from our research team of cybersecurity and data science experts, or Tenable Research, and adds aggregated exposure view analytics, guidance on mitigating attack pathways and a centralized asset inventory.
Tenable One incorporates these Tenable products:
•Tenable.io: our cloud-delivered software-as-a-service, or SaaS, Vulnerability Management offering that provides organizations with a risk-based view of traditional and modern attack surfaces. Tenable.io is designed with views, workflows and dashboards to deliver a complete and continuous view of all assets, both known and previously unknown, and any associated vulnerabilities, internal and regulatory compliance violations, misconfigurations and other cybersecurity issues, prioritize these issues for remediation based on risk assessment and predictive analytics, and provide insightful remediation guidance.
•Tenable.io Web Application Scanning: our easy-to-use, comprehensive and automated Vulnerability Scanning for modern web applications, which allows organizations to quickly configure and manage web app scans, enabling them to identify vulnerabilities and prioritize remediation.
•Tenable Lumin Exposure View: our measurement tool, which leverages our expansive knowledge base of assets and vulnerabilities coupled with data science insights, to help our customers objectively score, trend and benchmark cyber risk across their organizations, including by business unit or geography, for comparison and best practices. We believe this capability is critical to help security executives effectively translate technical information and communicate cybersecurity risk to a non-technical audience, including the C-suite and the board of directors, to enable them to make better strategic decisions on where to focus investment to maximize cybersecurity risk reduction.
•Tenable.cs: our cloud-native Cloud Security solution enables security teams to continuously assess the security posture of their cloud environments by maintaining a current inventory of cloud assets for proactive analysis whenever a new vulnerability is published. Tenable.cs provides cloud security teams the tools they need to apply, monitor and report on security and compliance policies across multi-cloud environments.
•Tenable.ad: our solution to secure Active Directory environments by enabling users to find and fix existing weaknesses before they are exploited and detect and respond to ongoing attacks in real time without the need to deploy agents or use privileged accounts.
•Tenable.asm: our External Attack Surface Management solution continuously maps the internet, enabling security teams to discover connections to internet-facing assets so they can assess the cybersecurity posture of their entire external attack surface.
All of the above products, now available in Tenable One, continue to be offered as standalone solutions, alongside the following:
•Tenable.sc: our on-premises Vulnerability Management offering that provides a risk-based view of an organization’s IT, security and compliance posture so organizations can quickly identify, investigate and prioritize their assets and vulnerabilities based on risk assessment and predictive analytics, and provide insightful remediation guidance.
•Tenable.ot: our Operational Technology Security solution that provides threat detection, asset tracking, vulnerability management, and configuration control capabilities to protect OT environments, including industrial networks. Tenable.ot is sold as a stand-alone solution and integrates with Tenable.io and Tenable.sc.
In addition, our Nessus product line is one of the most widely deployed vulnerability assessment solutions in the cybersecurity industry and underpins our enterprise platform. Since the introduction of Nessus in 1998, an extensive community of Nessus users has emerged. We continue to cultivate knowledge and affinity within this user base, which, when combined with our enterprise customers and Tenable Research, creates powerful network effects in the form of a continuous feedback loop of data and insights. We use these learnings to expand our assessment capabilities and coverage, continually optimize our solutions and inform our product strategy and innovation priorities. We believe these data and insights will also fuel and strengthen our benchmarking capabilities over time.
In July 2022, we introduced Nessus Expert, which adds Infrastructure as Code, or IaC, scanning along with external attack surface discovery capabilities to identify all domains and subdomains that make up an organization’s external-facing attack surface. Nessus Expert enables users to programmatically detect cloud infrastructure misconfigurations and vulnerabilities in the design and build phases of the software development lifecycle and continuously discover and inventory an organization's internet-facing assets from an attacker's perspective.
Our Technology Ecosystem
We have partnered and/or integrated with market leading technology companies to pioneer the industry’s first exposure management ecosystem to help organizations build resilient cybersecurity programs. Our ecosystem consists of a variety of third-party data import sources integrated into our platform offerings, as well as export of our data out to third-party IT systems. Our technology ecosystem connects disparate solutions and data to automate processes and accelerate an organization’s ability to understand, manage and reduce its cyber risk.
We integrate a variety of third-party data sources, including ticketing, configuration management databases, or CMDBs, and systems management, into our platform to augment our native data collection and help with analysis and remediation prioritization. Furthermore, our data is exported out to enrich third-party IT management and security systems.
Our Growth Strategy
Our objectives are to maintain our market leadership in exposure management and to capture our large market opportunity. To accomplish these objectives, we intend to:
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
•Expand asset coverage within our customer base. We believe we have a significant opportunity to expand our relationships with our existing customers by targeting additional teams, business units or geographies, pursuing broad enterprise deployments and generally expanding our coverage of their network-connected assets and cross-selling new applications and solutions.
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
Customers
We sell and market our enterprise platform offerings through our sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our enterprise platform offerings to our distributors, which in turn sell to our resellers, which then sell to end users, which we call customers.

Our customers are located in over 170 countries and include enterprises of all sizes and span a wide range of industries, including manufacturing, energy and industrials; technology, media and telecommunications; banking, insurance and finance; government, education and non-profit; healthcare; and retail and consumer.
At December 31, 2022, we had approximately 43,000 customers. At December 31, 2022 our customers included approximately 60% of the Fortune 500 and approximately 40% of the Global 2000 and large government agencies. In 2022, 2021 and 2020, no single customer represented more than 2% of our revenue.
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
Our marketing efforts focus on cultivating brand awareness and leveraging our brand strength with Nessus, building demand across all segments with a specific emphasis on our enterprise customers and delivering tailored marketing programs focused on security executives, functional managers, security practitioners, managed service providers and consultants. Our marketing efforts are also designed around building community and establishing the Tenable brand as a trusted resource of credible educational information. We provide a variety of educational resources for cybersecurity practitioners and leaders, as well as DevOps teams, OT practitioners and identity and access management practitioners, including a community forum where customers can ask questions of our experts and their peers. We execute marketing programs targeted at new customer acquisition, customer retention and cross-selling and up-selling of products across our platform.
Research and Development
We continue to invest substantial resources in research and development to enhance our platform offerings by developing new features, functionality, and applications. Our engineering expertise combines extensive security product development experience with individuals who possess deep cloud and user interface design backgrounds.
Additionally, our Tenable Research team is staffed by cybersecurity and data science experts who deliver exposure management intelligence, data science insights, alerts and security advisories. Frequent updates from Tenable Research ensure the latest vulnerability checks, zero-day research, and configuration benchmarks are available within our exposure management solutions.
We believe ongoing and timely development of new products and features is imperative to maintaining our competitive position. We continue to invest in development of our solutions across our global research and development team.
Backlog
We define backlog as contractually committed orders to be invoiced under our existing agreements that are not included in deferred revenue on our consolidated balance sheets. We expect the amount of backlog to change from period to period due to the timing of billings for our solutions and professional services. At December 31, 2022 and 2021, we had backlog of $14.7 million and $27.7 million, respectively. We expect substantially all of the backlog at December 31, 2022 to be invoiced within the following 12 months.

Competition
The market for cybersecurity solutions is fragmented, intensely competitive and constantly evolving. We compete with a range of established and emerging cybersecurity software and services vendors, as well as homegrown solutions. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Rapid7; diversified security software and services vendors; endpoint security vendors with vulnerability assessment capabilities, including CrowdStrike; public cloud vendors and companies, such as Palo Alto Networks, that offer solutions for cloud security (private, public and hybrid cloud); and providers of point solutions that compete with some of the features present in our solutions. Many organizations also choose to build their own solutions in-house, often using open-source code rather than purchasing external solutions, and we compete against these internally-developed efforts as well.
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
At December 31, 2022, we had 26 issued patents and 25 patent applications pending in the United States. Our issued patents expire between 2027 and 2040 and cover our network scanning, monitoring and analysis technologies and additional features of our platform offerings. At December 31, 2022, we had 18 registered trademarks and 2 trademark applications pending in the United States. We view our copyrights, trade secrets and know-how as a significant component of our intellectual property assets.
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
Like other U.S.-based IT security products, our products are subject to U.S. export control laws and regulations, specifically the Export Administration Regulations, or EAR, U.S. economic and trade sanctions regulations and applicable foreign government import, export and use requirements. These laws prohibit or restrict the export of our products and services to certain countries, regions, governments, entities or persons subject to trade restrictions. For more information on the potential impacts of government regulations affecting our business, see “Risk Factors” included under Part I, Item 1A.
Human Capital
At December 31, 2022, we had 1,900 employees, including 796 employees located outside of the United States. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Certain international employees are subject to collective bargaining agreements in connection with local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Compensation, Benefits and Talent Development
We provide robust compensation and benefits packages to attract and retain our talent. We aim to incentivize our employees by aligning a portion of their compensation with the overall success of our business. In addition to base salary, our benefits packages include annual bonuses, equity awards, an employee stock purchase plan, retirement plans, along with health and wellness benefits. Equity awards of restricted stock units that vest over time are granted to new hires and to most employees on an annual basis. Eligible employees can participate in our Employee Stock Purchase Plan, in which employees may contribute a percentage of their compensation to purchase shares of our common stock at a discount. Our health and welfare benefits include health and life insurance, paid time off, family leave, and employee assistance programs. We are committed to a hybrid workplace strategy where employees have the flexibility to define the environment where they can do their best work.
We promote and support employee development and organizational effectiveness by providing high-quality learning and development programs as well as tuition assistance programs. These programs are designed to meet individual, team and organizational needs and objectives. We strive to enhance learning and development programs to create a better workplace environment and to build a better Tenable.
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
We undertake numerous efforts to increase diversity in our employee population and to foster a culture of fairness and belonging through a number of measures in our recruiting, engagement, retention, and outreach practices. Our dedicated Diversity and Inclusion Council and Employee Resource Groups – along with our committed leaders and managers – strive to attract and hire employees who bring broad diversity of background, thought and style into the company and foster a sense of inclusion to make them want to stay. To support these initiatives, we build partnerships within our communities to support organizations and events that strive for greater representation of women and underrepresented minorities in cybersecurity, hold inclusion and bias mitigation training and offer targeted development opportunities to assist with career advancement. In addition to our global talent acquisition team receiving a diversity sourcing and recruiting certification, we have hired a team to help spearhead these initiatives.
Environmental Stewardship
Our Board and management team recognize that we have a role to play in environmental stewardship. We believe that environmentally responsible operating practices are important to generating value for our stockholders, being a good partner with our customers and being a good employer to our employees.
Energy consumption and usage within data centers is an important component of our day-to-day operations of our business. We outsource our data center needs to Amazon Web Services, or AWS. In 2014, AWS shared its long-term commitment to achieve 100 percent renewable energy usage for the global AWS infrastructure footprint. Additionally, our corporate headquarters is a LEED Certified Gold for Core Construction.
Financial Information and Segments
Segment and geographic information required by Part I, Item 1 of Form 10-K can be found in Note 1 and Note 13 of the Notes to our Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K.
Corporate Information
Tenable Network Security, Inc., our predecessor, was incorporated under the laws of the State of Delaware in 2002. Tenable Holdings, Inc. was incorporated in Delaware in October 2015. In November 2015, Tenable Network Security, Inc. was merged into a wholly owned subsidiary and in 2017 was renamed as Tenable, Inc.
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
“Tenable,” “Nessus,” the Tenable logo and other trademarks or service marks of Tenable Holdings, Inc. appearing in this Annual Report on Form 10-K are the property of Tenable Holdings, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols.
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
We have historically incurred net losses, including net losses of $92.2 million, $46.7 million and $42.7 million in 2022, 2021 and 2020, respectively. At December 31, 2022, we had an accumulated deficit of $746.8 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations.
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
From 2021 to 2022, our revenue grew from $541.1 million to $683.2 million, representing year over year growth of 26%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
•maintain and expand our customer base;
•increase revenue from existing customers through increased or broader use of our offerings within their organizations;
•improve the performance and capabilities of our offerings through research and development or the integration of acquired products and capabilities;
•continue to develop and expand our enterprise platform;
•maintain or increase the rate at which customers purchase and renew subscriptions to our enterprise platform offerings;
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
Our enterprise platform offerings must interoperate with our customers’ existing network and security infrastructure, including remote devices. These complex systems are developed, delivered and maintained by the customer, their employees and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure, including remote devices, have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security offerings to customers with highly complex and customized networks, including remote devices, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure, new usage trends, such as remote and hybrid work, or new industry standards or protocols are introduced, we may have to update or enhance our cloud platform and our other solutions to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.
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
In the ordinary course of our business, we collect, store, use, transmit, disclose or otherwise process proprietary, confidential, and sensitive information, including personal data, intellectual property, and trade secrets.
We sell cybersecurity products and, as a result, may be at increased risk of being a target of cyberattacks designed to penetrate our platform or internal systems, to compromise our data, alter or modify our source code, or to otherwise impede the performance of our products. Threats to information systems and data come from a variety of sources. In addition to computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists," organized criminal threat actors, sophisticated nation-states and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks. Nation-state actors and nation-state-supported actors may engage in such attacks for geopolitical reasons and in conjunction with military conflicts and defense activities, including the ongoing invasion of Ukraine by Russia. During times of war and other major conflicts, we, third parties upon which we may rely, and our customers may be vulnerable to a heightened risk of these threats, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We, our customers, and the third parties upon which we rely are subject to a variety of evolving threats, which are prevalent, continue to rise, and increasingly difficult to detect. These threats include but are not limited to: social-engineering attacks (including through phishing attacks); credential harvesting; malicious code (such as viruses and worms); malware (including as a result of persistent threat intrusions); denial-of-service attacks (such as credential stuffing); personnel misconduct or error; ransomware attacks; supply-chain attacks; software bugs; server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be necessary to make extortion payments, but we may be unable to do so if, for example, applicable laws prohibit such payments.
Additionally, we are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our solutions are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.
The increased prevalence of remote work and use of remote devices has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside of our premises or network, including working at home, while in transit and in public locations. Furthermore, future or past business transactions, such as acquisitions or integrations, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not identified during due diligence of such acquired or integrated entities, and it may be difficult to integrate other companies into our information technology environment and security program.
We rely on third party service providers and technologies to operate critical business systems, including processing confidential and sensitive information, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We also rely on third-party service providers to provide other products, services, or otherwise operate our business. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. It is possible that our customers and potential customers would hold us accountable for any security incident affecting our third-party service providers’ infrastructure. We may incur significant liability from those customers and from other third parties with respect to any such incident. Because our agreements with certain third-party service providers, such as Amazon Web Services, or AWS, limit their liability for damages, we may not be able to recover a material portion of our liabilities to our customers and third parties arising from issues with such third-party service providers, such as AWS, in the event of an incident affecting the third parties’ systems. Moreover, while we may be entitled to damages from other third-party service providers if they fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such reward. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Any of these or similar threats could cause a security incident or other interruption that can result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our proprietary, confidential, and sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our solutions. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and proprietary, confidential, and sensitive information, including personal data.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, deliberate or unintentional human or software errors, capacity constraints, fraud or security incidents. Moreover, we take steps to detect and remediate vulnerabilities in our information technology systems, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently, may not immediately produce signs of intrusion, and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose a material risk to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Data protection requirements may also require us to notify relevant stakeholders of security incidents, including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies and others. Such disclosures are costly, and the disclosures or failure to comply with such requirements could lead to adverse consequences.
If we, our customers, or a third party upon which we rely, experience a security incident or other interruption, or are perceived to have experienced a security incident or other interruption, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting obligations and/or oversight; restrictions on processing information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions of our operations (including availability of data); financial loss (including by issuing credits to our customers); and other similar harm. Security incidents and attendant consequences may cause customers to stop using our solutions (including by not renewing their purchases of our solutions), deter new customers from using our solutions, and negatively impact our ability to grow and operate our business.
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
In addition, we face unique risks as a SAAS company, particularly in light of our business model. If our solutions fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, including for remote devices, or if our solutions fail to identify new and increasingly complex methods of cyberattacks, our business may suffer and our customers' businesses may be damaged, including by interrupting their networking traffic or operational technology environments. There is no guarantee that our solutions will detect all vulnerabilities or threats in our customers' systems, especially in light of the rapidly changing security landscape to which we must respond. Additionally, our solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, our solutions rely on information provided by an active community of users who contribute information about new exploits, attacks and vulnerabilities. If the information from these third parties is inaccurate, the potential for false indications of vulnerabilities or threats increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings. Additionally, our business depends upon the appropriate and successful implementation of our product by our customers. If our customers fail to use our solutions according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities.
The reliability and continuous availability of our solutions is critical to our success. We have experienced errors or defects in the past in connection with the release of new solutions and product upgrades, and we expect that these errors or defects will be found from time to time in the future in new or enhanced solutions after commercial release. In addition, we use third parties to assist in the development of our products and these third parties could be a source of errors or defects. Some defects may cause our solutions to be vulnerable to attacks, cause them to fail to detect vulnerabilities, or temporarily interrupt customers’ networking traffic or operational technology environments, any of which may damage our customers’ business and could hurt our reputation.
As a result of any of the risks associated with our SaaS business, we may experience adverse consequences. We may also be subject to liability claims for damages related to errors or defects in our solutions.
Our future quarterly results of operations are likely to fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•the level of demand for our solutions;
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
•our ability to control costs, including our operating expenses, such as personnel costs, third-party cloud infrastructure costs and facilities costs;
•our ability to hire, train and maintain our direct sales force;
•unforeseen litigation and intellectual property infringement;
•fluctuations in our effective tax rate;
•general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate; and
•other events or factors, including those resulting from pandemics such as COVID-19, war, incidents of terrorism or responses to these events, or an economic recession in the United States or other major markets.
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
Our subscription offerings are term-based and a majority of our subscription contracts are for one year in duration. In order for us to maintain or improve our results of operations, it is important that a high percentage of our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate if our existing customers choose to reduce or delay technology spending in response to economic conditions, including those resulting from exchange rate fluctuations relative to the U.S. dollar that make our products more expensive to existing customers, decades-high inflation or an economic recession in the United States or other major markets, that could lead to decreased spending, as well as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described in this Annual Report on Form 10-K. Additionally, many of our customers, including certain top customers, have the right to terminate their agreements with us for convenience and for other reasons. We cannot assure you that customers will maintain their agreements with us, renew subscriptions or increase their usage of our software. If our customers do not maintain or renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be harmed.

We must maintain and enhance our brand.
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our enterprise platform and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the expenses we incur in maintaining and promoting our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
We rely on third parties to maintain and operate certain elements of our network infrastructure.
We utilize data centers located in North America, Europe and Asia to operate and maintain certain elements of our own network infrastructure. Some elements of this complex system are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. For example, Tenable One is hosted on Amazon Web Services, or AWS, which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, particularly AWS, whether due to system failures, computer viruses or cyber threats, physical or electronic break-ins or other factors, could affect the security or availability of our solutions, network infrastructure and website.
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
The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our solutions. We sell our solutions primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Our average sales cycle with an enterprise customer is approximately four months, although unfavorable macroeconomic conditions and the extent to which we continue to enter into larger deals, could result in longer average sales cycles. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or service under consideration. Macroeconomic uncertainty, including foreign exchange rates, inflation and concerns about economic recessions in the United States or other major markets, have and could continue to impact the budgets and purchasing decisions and processes of certain of our customers and prospective customers, some of whom have added additional controls on expenditures and require additional internal approvals of expenditures, even if relatively small in dollar amount, all of which could lengthen our average sales cycle. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
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
In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and sensitive third-party information. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, rules, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy security laws, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, CPRA or collectively, the CCPA, imposes obligations on covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal data. The CCPA applies to personal data of business representatives and employees and provides for administrative fines for noncompliance (up to $7,500 per violation). Further, the CPRA's recent amendments expanded the CCPA's requirements, including by adding a new right for individuals to correct their personal data and by establishing a new regulatory agency to implement and enforce the law, which could increase the risk of an enforcement action. Other states, such as Virginia, Connecticut, Utah and Colorado, have enacted data privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process certain types of personal data. Our inability or failure to do so could result in adverse consequences.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. Violations of these obligations carry significant potential consequences. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on processing, as well as fines of up to €20 million or 4% of the annual global revenue, whichever is greater. We have an internal data privacy function that oversees and supervises our compliance with European and UK data protection regulations but, despite our efforts, we may fail, or be perceived to have failed, to comply. Canada's Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, Canada's Anti-Spam Legislation, or CASL, and Brazil's General Data Protection Law (Law No. 13,709/2018), or Lei Geral de Proteção de Dados Pessaois, or LGPD, may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. Additionally, we also target customers in Asia and may be subject to new and emerging data privacy regimes in Asia, including China's Personal Information Protection Law, Japan's Act on the Protection of Personal Information, and Singapore's Personal Data Protection Act.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. For example, some European regulators have significantly restricted some companies from transferring certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. Furthermore, we are bound by other contractual obligations relating to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts require us to host personal data locally.
We have published privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Existing and proposed laws and regulations can be costly to comply with, can delay or impede the development or adoption of our products and services and require significant management time and attention. Although we endeavor to comply with all data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences include, but are not limited to: government enforcement actions (such as investigations, fines, penalties, audits, inspections, and similar actions); litigation (including class-action related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations, inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; reputational harm; loss of customers; reduction in the use of our products; or revision or restricting of our operations.
We rely on our third-party channel partner network of distributors and resellers to generate a substantial amount of our revenue.
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In 2022, 2021 and 2020, we derived 92%, 92% and 91%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 38%, 39% and 43% of our revenue in 2022,

2021 and 2020, respectively, and 36% of our accounts receivable as of December 31, 2022 and 32% as of December 31, 2021. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of economic uncertainty, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 44% and 42% of our revenue in 2022 and 2021, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
•the potential for political unrest, pandemics, acts of terrorism, hostilities or war, including the invasion of Ukraine by Russia;
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
Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business is intense. The move by companies to offer a remote or hybrid work environment may increase competition for such employees outside of our traditional office locations. In addition, employee turnover rates in the broader global economy and inflationary pressures in the labor market have increased and may continue to be elevated, which has led, and could continue to lead to increased recruiting, training and retention costs. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or maintaining our corporate culture in a hybrid or remote work environment, our business would be adversely affected.
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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our product, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Our current loan agreement includes, and we expect that any future agreements governing our indebtedness will include, restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Weakness and volatility in the capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
Loans under the Credit Agreement bear interest at a rate based on the London Interbank Offered Rate, or LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority, or the FCA, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. However, the cessation date has been deferred to June 30, 2023 for the most commonly used tenors in U.S. dollar LIBOR (i.e., overnight and one, three and six months). This extension to 2023 means that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. If changes to LIBOR result in an increase in rates, our interest expense under the Credit Agreement would increase. Further, if LIBOR is no longer available, our Credit Agreement will be subject to the Secured Overnight Financing Rate, or SOFR, and if SOFR is higher than LIBOR, our interest expense under the Credit Agreement would increase.
The nature of our business requires the application of complex accounting rules and regulations and public reporting and corporate governance requirements. If there are significant changes in current principles, financial reporting standards, interpretations or public reporting and corporate governance requirements, or if our estimates or judgments relating to our critical accounting policies or reporting or governance requirements prove to be incorrect, we may experience unexpected financial reporting fluctuations or increased compliance costs and strain on our resources and our results of operations could be adversely affected.
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
As a public company, we are also subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and SEC and applicable listing standard requirements and review new pronouncements, drafts and interpretations thereof that are relevant to us. We might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems, or we may be required to restate our published financial statements, as a result of new standards or requirements, changes to existing standards or requirements and changes in their interpretation. Such changes to existing standards or requirements or changes in their interpretation may have an adverse effect on our reputation, business, financial position and profit, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results. Additionally, we may incur substantial professional fees and expend significant management efforts, and we may need to hire additional staff with the appropriate experience and compile systems and processes necessary to adopt these new standards and disclosure or governance requirements.
Unstable market and economic conditions may have material adverse consequences on our business, financial condition and share price.
The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, in recent years the COVID-19 pandemic, decades-high inflation and concerns about an economic recession in the United States or other major markets resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and is expected to continue to raise rates. Higher interest rates, coupled with reduced government spending and volatility in financial markets, including with respect to foreign exchange, may increase economic uncertainty and affect consumer spending. For example, during periods with a relatively strong U.S. dollar, our products are more expensive for existing and prospective international customers, which has impacted, and could in the future impact, the budgets and purchasing decisions of certain of our existing and prospective international customers.
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
We have both hybrid remote and in-person work policies, however, substantially all of our employees have continued to work in a hybrid environment, which may pose additional security risks. Our business operations are subject to interruption by natural disasters, including those related to the long-term effects of climate change, and other catastrophic events such as fire, floods, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic, such as the COVID-19 pandemic. To the extent such events impact our corporate headquarters, other facilities, or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

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
At December 31, 2022, our business has not been negatively materially impacted by the ongoing invasion of Ukraine by Russia. However, we believe that the heightened threat environment could highlight the need for our customers to continuously map and measure their cyber exposure across the attack surface.
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
At December 31, 2022, we had 26 issued patents and 25 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software, we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the COVID-19 pandemic, decades-high inflation and concerns about an economic recession in the United States or other major markets, the ongoing military conflict between Ukraine and Russia and macroeconomic conditions. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

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
Changes to and uncertainties in the interpretation and application of tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. The issuance of additional regulatory or accounting guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. For example, beginning in 2022, U.S. taxpayers are required to capitalize and amortize certain research and development expenditures over five years if incurred in the United States and fifteen years if incurred in non-U.S. jurisdictions. Although there have been legislative proposals to repeal or defer the capitalization requirement, there can be no assurance that the provision will be repealed or otherwise modified. In addition, the recently enacted Inflation Reduction Act includes, among other provisions, a 15% minimum tax on the book income of certain large corporations, as well as a 1% excise tax imposed on certain stock repurchases by public corporations. It is possible that these changes could increase our future tax liability. Furthermore, the Organization for Economic Co-operation and Development, or OECD, is leading work on proposals, commonly referred to as “BEPS 2.0”, which, if implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the allocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as the Pillar One proposal) and imposing a minimum effective tax rate on certain multinational enterprises (referred to as the Pillar Two proposal). The European Union has adopted a Council Directive requiring aspects of the Pillar Two proposal to be transposed into the national laws of European Union Member states by December 31, 2023, and a number of other countries are also planning to enact such rules. Based on the minimum revenue thresholds contained in the Pillar One and Pillar Two proposals, we do not expect currently to be within the scope of the rules, but could fall within their scope in the future, which could increase our tax obligations in the countries where we do business.
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
At December 31, 2022 we had U.S. federal, state and foreign net operating loss carryforwards, or NOLs, of $407.4 million, $233.5 million, and $315.5 million, respectively, available to offset future taxable income, some of which will begin to expire in 2030. A lack of future taxable income would adversely affect our ability to utilize certain of our NOLs before they expire. Under current law, Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.
In addition, under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use its NOLs to offset its taxable income if one or more stockholders or groups of stockholders that each own at least 5% of the company’s stock increase their aggregate ownership (by value) by more than 50 percentage points over their lowest ownership percentages within a rolling three-year period. Similar rules may apply under state and foreign tax laws. Based upon an analysis as of December 31, 2022, we determined that we do not expect these limitations to materially impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occurred after such date, or occur in the future, our ability to use our NOLs may be further limited. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal, state or foreign purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our corporate headquarters in Columbia, Maryland consist of approximately 160,000 square feet under a lease that expires in February 2032. We maintain additional offices in multiple locations internationally in Europe and the Middle East, Asia Pacific and South America. We believe that our current facilities are adequate to meet our ongoing needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
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
Holders of Record
At December 31, 2022, we had 18 holders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.        Selected Financial Data
The following selected consolidated statements of operations data for the years ended December 31, 2022, 2021 and 2020 and the selected consolidated balance sheet data as of December 31, 2022 and 2021 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2019 and 2018 and consolidated balance sheet data as of December 31, 2020, 2019 and 2018 are from our audited financial statements not included in this Annual Report on Form 10-K.
You should read the following selected financial data with the historical consolidated financial statements and related notes to those statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020	2019	2018
Revenue	$683,191	$541,130	$440,221	$354,586	$267,360
Cost of revenue(1)	154,789	106,396	77,554	60,818	43,167
Gross profit	528,402	434,734	362,667	293,768	224,193
Operating expenses:
Sales and marketing(1)	349,430	270,158	224,277	228,035	173,344
Research and development(1)	143,560	116,432	101,687	87,064	76,698
General and administrative(1)	103,227	89,912	73,136	69,468	46,732
Total operating expenses	596,217	476,502	399,100	384,567	296,774
Loss from operations	(67,815)	(41,768)	(36,433)	(90,799)	(72,581)
Interest income	6,284	606	1,740	6,037	2,575
Interest expense	(19,001)	(7,502)	(496)	(207)	(220)
Other expense, net	(4,757)	(1,965)	(1,885)	(680)	(931)
Loss before income taxes	(85,289)	(50,629)	(37,074)	(85,649)	(71,157)
Provision (benefit) for income taxes	6,933	(3,952)	5,657	13,364	2,364
Net loss	(92,222)	(46,677)	(42,731)	(99,013)	(73,521)
Accretion of Series A and B redeemable convertible preferred stock	—	—	—	—	(434)
Net loss attributable to common stockholders	$(92,222)	$(46,677)	$(42,731)	$(99,013)	$(73,955)

Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.83)	$(0.44)	$(0.42)	$(1.03)	$(1.38)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	111,321	106,387	101,009	96,014	53,669
_______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020	2019	2018
Cost of revenue	$8,369	$4,446	$3,158	$2,817	$1,707
Sales and marketing	49,383	29,410	19,842	16,032	6,911
Research and development	31,499	20,593	14,794	8,911	5,804
General and administrative	31,382	24,956	21,779	15,683	8,453
Total stock-based compensation expense	$120,633	$79,405	$59,573	$43,443	$22,875

(2)    See Note 12 to our consolidated financial statements in this Annual Report on Form 10-K for details on the calculation of basic and diluted net loss per share attributable to common stockholders.

Consolidated Balance Sheet Data:	December 31,
(in thousands)	2022	2021	2020	2019	2018
Cash and cash equivalents	$300,866	$278,000	$178,223	$74,363	$165,116
Short-term investments	266,569	234,292	113,623	137,904	118,119
Working capital(1)	273,007	265,556	108,891	35,319	142,484
Total assets	1,439,530	1,248,819	690,589	558,612	460,612
Deferred revenue, current and non-current	664,602	530,885	434,510	363,127	289,903
Term loan, net of issuance costs (net of current portion)	361,970	364,728	—	—	—
Accumulated deficit	(746,751)	(654,529)	(607,852)	(565,121)	(466,108)
Total stockholders' equity	270,866	215,313	150,665	98,905	121,763
_______________
(1)    We define working capital as total current assets less total current liabilities. See our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

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
Overview
We are a leading provider of exposure management solutions. Exposure management is an effective discipline for managing, measuring and comparing cybersecurity risk in today's complex IT environments.
In October 2022, we launched our Tenable One Exposure Management Platform (Tenable One), which unifies a variety of data sources into a single exposure view to help organizations gain visibility, prioritize efforts and communicate cyber risks. Building on our existing products, Tenable One is designed to take advantage of the integrations that already exist with our partners and form the foundation of an exposure management program, alongside the other tools, such as endpoint detection and response (EDR) and firewalls, and required business processes.
With Tenable One, organizations can translate technical data about assets, vulnerabilities and threats into clear business insights and actionable intelligence for security executives and practitioners. The platform combines the broadest vulnerability coverage in the industry, spanning IT assets, cloud resources, containers, web apps and identity systems. Tenable One builds on the speed and breadth of vulnerability coverage from Tenable Research and adds aggregated exposure view analytics, guidance on mitigating attack pathways and a centralized asset inventory.
Tenable One incorporates Tenable.io, Tenable.io Web Application Scanning, Tenable Lumin Exposure View, Tenable.cs, Tenable.ad and Tenable.asm. All of these products are also offered as standalone solutions, alongside Tenable.sc, Tenable.ot and Nessus.
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
Revenue in 2022, 2021 and 2020 was $683.2 million, $541.1 million and $440.2 million, representing year-over-year growth of 26% and 23%, respectively. Our recurring revenue, which includes revenue from subscription arrangements for software (both revenue recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 95% of revenue in 2022 and 2021 and 94% of revenue in 2020. Our net loss in 2022, 2021 and 2020 was $92.2 million, $46.7 million and $42.7 million, respectively, as we continue to invest in our business and market opportunity. Our cash flows from operating activities were $131.2 million, $96.8 million and $64.2 million in 2022, 2021 and 2020, respectively.

Financial Highlights
Below are our key financial results:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenue	$683,191	$541,130	$440,221
Loss from operations	(67,815)	(41,768)	(36,433)
Net loss	(92,222)	(46,677)	(42,731)
Net loss per share, basic and diluted	(0.83)	(0.44)	(0.42)
Net cash provided by operating activities	131,151	96,765	64,232
Purchases of property and equipment	(9,359)	(3,887)	(18,882)
Capitalized software development costs	(9,789)	(2,674)	(1,395)
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue	$683,191	$541,130	$440,221
Deferred revenue (current), end of period	502,115	407,498	328,819
Deferred revenue (current), beginning of period(1)	(408,443)	(331,462)	(274,348)
Calculated current billings	$776,863	$617,166	$494,692
_______________
(1)    Deferred revenue (current), beginning of period for 2022 and 2021 includes $0.9 million and $2.6 million, respectively, related to acquired deferred revenue.
Free Cash Flow
We use the non-GAAP measure of free cash flow, which we define as GAAP net cash flows from operating activities reduced by purchases of property and equipment and capitalized software development costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalized software development costs, for investment in our business and to make acquisitions. We believe that free cash flow is useful as a liquidity measure because it measures our ability to generate or use cash.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$131,151	$96,765	$64,232
Purchases of property and equipment	(9,359)	(3,887)	(18,882)
Capitalized software development costs(1)	(9,789)	(2,674)	(1,395)
Free cash flow(2)	$112,003	$90,204	$43,955
_______________
(1)    Capitalized software development costs were previously included in purchases of property and equipment.
(2)    Free cash flow for the periods presented was impacted by:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Employee stock purchase plan activity	$837	$(283)	$893
Acquisition-related expenses	(2,655)	(6,464)	(738)
Costs related to intra-entity asset transfers	(838)	—	—
Tax payment on intra-entity asset transfers	(2,697)	(2,808)	—
Proceeds from lease incentives	—	—	14,199
Capital expenditures related to new headquarters	—	(928)	(17,241)

Free cash flow in 2022 was benefited by approximately $10 million due to prepayments of software subscription costs, insurance and rent in 2021 and 2020. The 2021 prepayments reduced free cash flow by $8 million and were offset by a benefit of approximately $15 million from similar prepayments made in 2020. The 2020 prepayments reduced free cash flow by approximately $17 million.
Customer Metrics
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Year Ended December 31,
	2022	2021	2020
Number of new enterprise platform customers added in period(1)(2)	2,078	1,882	1,455
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable One, Tenable.io, Tenable.cs, Tenable.ad, Tenable.ot or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Expert to enterprise platforms.
(2)    The number of new enterprise platform customers added in 2021 includes 95 legacy customers of companies we acquired.

	December 31,
	2022	2021	2020
Number of customers with $100,000 and greater in annual contract value at end of period	1,420	1,095	837
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	December 31,
(in thousands)	2022	2021	2020
Dollar-based net expansion rate	117%	117%	110%

We have also utilized an alternative dollar-based net expansion rate to assess our ability to expand sales with existing customers and evaluate the performance of our sales team. This alternative dollar-based net expansion rate is based on the methodology described above, but excludes the annual contract value of prior period multi-year sales from ARR in the numerator and the denominator of the calculation. The multi-year sales excluded from ARR has generally been approximately 13% of the total ARR. This methodology measures net expansion by customers with contracts up for renewal during the period. Applying this methodology would have increased the dollar-based net expansion rate by two to four percentage points at December 31, 2022, 2021 and 2020. As the difference between this alternative rate and the dollar-based net expansion rate disclosed above has not differed significantly over the last three years, we no longer include this alternative rate in our internal analysis of the business and will not disclose the impact of the alternative rate in future periods.
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Loss from operations	$(67,815)	$(41,768)	$(36,433)
Stock-based compensation	120,633	79,405	59,573
Acquisition-related expenses	2,642	6,901	339
Costs related to intra-entity asset transfers(1)	838	—	—
Amortization of acquired intangible assets	11,372	6,447	2,314
Non-GAAP income from operations	$67,670	$50,985	$25,793

Operating margin	(10)%	(8)%	(8)%
Non-GAAP operating margin	10%	9%	6%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Year Ended December 31,
(in thousands, except for per share amounts)	2022	2021	2020
Net loss	$(92,222)	$(46,677)	$(42,731)
Stock-based compensation	120,633	79,405	59,573
Tax impact of stock-based compensation(1)	2,103	617	1,299
Acquisition-related expenses(2)	2,642	6,901	339
Costs related to intra-entity asset transfers(3)	838	—	—
Amortization of acquired intangible assets(4)	11,372	6,447	2,314
Tax impact of acquisitions(5)	(3,703)	(10,560)	—
Tax impact of intra-entity asset transfers(6)	2,652	2,808	—
Non-GAAP net income	$44,315	$38,941	$20,794

Net loss per share, diluted	$(0.83)	$(0.44)	$(0.42)
Stock-based compensation	1.08	0.75	0.59
Tax impact of stock-based compensation(1)	0.02	0.01	0.01
Acquisition-related expenses(2)	0.02	0.06	—
Costs related to intra-entity asset transfers(3)	0.01	—	—
Amortization of acquired intangible assets(4)	0.10	0.06	0.02
Tax impact of acquisitions(5)	(0.03)	(0.10)	—
Tax impact of intra-entity asset transfers(6)	0.03	0.03	—
Adjustment to diluted earnings per share(7)	(0.02)	(0.03)	(0.01)
Non-GAAP earnings per share, diluted	$0.38	$0.34	$0.19

Weighted-average shares used to compute GAAP net loss per share, diluted	111,321	106,387	101,009

Weighted-average shares used to compute non-GAAP earnings per share, diluted	117,534	114,825	109,962
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
(5)    The tax impact of acquisitions in 2022 includes a deferred tax benefit of $1.2 million related to the Alsid acquisition and a reversal of the $2.5 million income tax benefit recognized for GAAP purposes related to the partial release of our valuation allowance associated with the Bit Discovery acquisition. The tax impact of acquisitions in 2021 includes a reversal of the $7.9 million income tax benefit recognized for GAAP purposes related to the partial release of our valuation allowance and a $2.6 million benefit related to Alsid.
(6)    The tax impact of the intra-entity transfers are related to current tax expense based on the applicable Israeli tax rates resulting from our internal restructuring of Cymptom in 2022 and Indegy in 2021.
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
We expect our gross profit to increase in absolute dollars but our gross margin may fluctuate from period to period depending on the interplay of all of these factors, particularly as it relates to cloud infrastructure costs, as we expect revenue from our cloud-based subscriptions to increase as a percentage of revenue.
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
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of income taxes in all foreign jurisdictions in which we conduct business and the related withholding taxes on sales with customers. We have recorded deferred tax assets for which a full valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue	$683,191	$541,130	$440,221
Cost of revenue(1)	154,789	106,396	77,554
Gross profit	528,402	434,734	362,667
Operating expenses:
Sales and marketing(1)	349,430	270,158	224,277
Research and development(1)	143,560	116,432	101,687
General and administrative(1)	103,227	89,912	73,136
Total operating expenses	596,217	476,502	399,100
Loss from operations	(67,815)	(41,768)	(36,433)
Interest income	6,284	606	1,740
Interest expense	(19,001)	(7,502)	(496)
Other expense, net	(4,757)	(1,965)	(1,885)
Loss before income taxes	(85,289)	(50,629)	(37,074)
Provision (benefit) for income taxes	6,933	(3,952)	5,657
Net loss	$(92,222)	$(46,677)	$(42,731)
_______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of revenue	$8,369	$4,446	$3,158
Sales and marketing	49,383	29,410	19,842
Research and development	31,499	20,593	14,794
General and administrative	31,382	24,956	21,779
Total stock-based compensation expense	$120,633	$79,405	$59,573

Comparison of 2022 and 2021
Revenue
The following table presents the increase in revenue:

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Subscription revenue	$612,510	$476,023	$136,487	29%
Perpetual license and maintenance revenue	50,699	50,333	366	1%
Professional services and other revenue	19,982	14,774	5,208	35%
Revenue	$683,191	$541,130	$142,061	26%
The increase in revenue of $142.1 million included $132.8 million from existing customers as of January 1, 2022 and $9.3 million from new customers. U.S. revenue increased $71.2 million, or 23%. International revenue increased $70.9 million, or 31%.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Cost of revenue	$154,789	$106,396	$48,393	45%
Gross profit	528,402	434,734	93,668	22%
Gross margin	77%	80%
The increase in cost of revenue of $48.4 million was primarily due to:
•a $24.1 million increase in third-party cloud infrastructure costs;
•a $13.8 million increase in personnel costs, primarily due to support for cloud-based products and an increase in headcount, including a $3.9 million increase in stock-based compensation;
•a $4.9 million increase in the amortization of acquired intangible assets;
•a $2.8 million increase in professional fees;
•a $0.7 million increase in the cost of goods;
•a $0.7 million increase in depreciation and amortization;
•a $0.6 million increase in subscription costs; and
•a $0.6 million increase in allocated overhead expenses.
The amounts above are net of $0.7 million in savings due to the impact of foreign exchange rates.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Sales and marketing	$349,430	$270,158	$79,272	29%
The increase in sales and marketing expense of $79.3 million was primarily due to:
•a $52.5 million increase in personnel costs, related to an increase in headcount, including a $20.0 million increase in stock-based compensation;
•a $14.2 million increase in sales commissions;

•a $5.8 million increase in expenses for demand generation programs, including advertising, sponsorships, and brand awareness efforts;
•a $5.4 million increase in selling expenses, including travel and meeting costs and software subscription costs; and
•a $1.5 million increase in allocated overhead expenses.
The amounts above are net of $3.9 million in savings due to the impact of foreign exchange rates.
Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Research and development	$143,560	$116,432	$27,128	23%
The increase in research and development expense of $27.1 million was primarily due to:
•a $19.8 million increase in personnel costs, largely associated with an increase in headcount, including a $10.9 million increase in stock-based compensation and is net of a $7.7 million increase in capitalized software development costs;
•a $3.1 million increase in third-party cloud infrastructure costs;
•a $2.0 million increase in software subscriptions;
•a $1.1 million increase in allocated overhead expenses; and
•a $0.5 million increase in travel and meeting costs.
The amounts above are net of $2.4 million in savings due to the impact of foreign exchange rates.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
General and administrative	$103,227	$89,912	$13,315	15%
The increase in general and administrative expense of $13.3 million was primarily due to:
•an $11.5 million increase in personnel costs, largely associated with an increase in headcount, including a $6.4 million increase in stock-based compensation;
•a $1.9 million increase in professional fees;
•a $0.9 million increase in software subscription costs;
•a $0.9 million increase in indirect taxes such as VAT or GST;
•a $0.8 million increase in costs related to intra-entity asset transfers; and
•a $0.3 million increase in travel and meeting costs; partially offset by
•a $4.1 million decrease in acquisition-related expenses; and
•a $0.7 million decrease in allocated overhead expenses.
The amounts above are net of $0.7 million in savings due to the impact of foreign exchange rates.

Interest Income, Interest Expense and Other Expense, Net

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Interest income	$6,284	$606	$5,678	937%
Interest expense	(19,001)	(7,502)	(11,499)	153%
Other expense, net	(4,757)	(1,965)	(2,792)	142%
The $5.7 million increase in interest income was due to a higher interest rate on an increased amount of cash and cash equivalents and short-term investments. The $11.5 million increase in interest expense was primarily related to an increase in the variable rate of our Term Loan entered into in July 2021. The $2.8 million increase in other expense, net was primarily due to an increase in foreign exchange losses.
Provision (Benefit) for Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Provision (benefit) for income taxes	$6,933	$(3,952)	$10,885	275%
In 2022, the provision for income taxes included:
•$4.8 million of income taxes in foreign jurisdictions in which we conduct business;
•$3.9 million of discrete expenses primarily related to withholding taxes on sales to customers; and
•$2.7 million of current expense from the restructuring of our research and development operations in Israel; partially offset by
•a $2.5 million benefit from releasing a valuation allowance related to the Bit Discovery acquisition;
•$1.2 million of deferred tax benefits related to the Alsid acquisition; and
•$0.8 million of discrete benefits.
In 2021, the benefit for income taxes included:
•$7.9 million of income tax benefits related to the partial release of our valuation allowance associated with the Accurics acquisition;
•$2.9 million of discrete benefits primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes; and
•a $2.6 million deferred tax benefit related to the Alsid acquisition; partially offset by
•$3.8 million of income taxes in foreign jurisdictions in which we conduct business;
•$2.8 million of discrete expenses primarily related to withholding taxes on sales to customers; and
•$2.8 million of current expense from the restructuring of our research and development operations in Israel.

Comparison of 2021 and 2020
Revenue
The following table presents the increase in revenue:

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
Subscription revenue	$476,023	$377,354	$98,669	26%
Perpetual license and maintenance revenue	50,333	50,594	(261)	(1)%
Professional services and other revenue	14,774	12,273	2,501	20%
Revenue	$541,130	$440,221	$100,909	23%
The increase in revenue of $100.9 million included $93.6 million from existing customers as of January 1, 2021 and $7.3 million from new customers. U.S. revenue increased $46.3 million, or 17%. International revenue increased $54.6 million, or 32%.
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
•a $10.0 million increase in sales commissions; and

•a $3.8 million increase in selling expenses, including software subscriptions and training programs; partially offset by
•a $1.9 million decrease in travel and meeting costs.
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
•a $2.0 million increase in professional fees; and
•a $1.0 million increase in depreciation and amortization.

Interest Income, Interest Expense and Other Expense, Net

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
Interest income	$606	$1,740	$(1,134)	(65)%
Interest expense	(7,502)	(496)	(7,006)	1,413%
Other expense, net	(1,965)	(1,885)	(80)	4%
The $1.1 million decrease in interest income was due to lower returns on our short-term investments in 2021. The $7.0 million increase in interest expense was primarily related to interest expense for our Term Loan entered into in July 2021. The $0.1 million increase in other expense, net was primarily due to an increase in foreign exchange losses.
(Benefit) Provision for Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	($)	(%)
(Benefit) provision for income taxes	$(3,952)	$5,657	$(9,609)	(170)%
In 2021, the benefit for income taxes included:
•$7.9 million of income tax benefits related to the partial release of our valuation allowance associated with the Accurics acquisition;
•$2.9 million of discrete benefits primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes; and
•a $2.6 million deferred tax benefit related to the Alsid acquisition; partially offset by
•$3.8 million of income taxes in foreign jurisdictions in which we conduct business;
•$2.8 million of discrete expenses primarily related to withholding taxes on sales to customers; and
•$2.8 million of current expense from the restructuring of our research and development operations in Israel.
In 2020, the provision for income taxes included:
•$4.0 million of income taxes in foreign jurisdictions in which we conduct business; and
•$1.7 million of discrete expenses primarily related to withholding taxes on sales to customers.
Liquidity and Capital Resources
At December 31, 2022, we had $300.9 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $266.6 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. Treasury and agency obligations, and corporate and supranational bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses, as reflected by our accumulated deficit of $746.8 million at December 31, 2022.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At December 31, 2022, we had deferred revenue of $664.6 million, of which $502.1 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.

Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. We paid $66.8 million and $258.5 million to acquire businesses in 2022 and 2021, respectively. We may in the future enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in 2022, 2021 and 2020, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Term Loan and Revolving Credit Facility
In July 2021, we entered into a credit agreement, or the Credit Agreement, which is comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility, with a $15.0 million letter of credit sublimit. The Term Loan bears variable interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. Prior to January 31, 2022, the interest rate on the Term Loan was 3.25%. From January 2022 through July 2022, July 2022 through October 2022, and October 2022 through January 2023, interest rates on our Term Loan were 3.27%, 5.56% and 7.16%, respectively. Effective January 31, 2023 through April 27, 2023, the Term Loan has an interest rate of 7.58%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement beginning in 2023. The prepayments related to excess cash flow provisions apply if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5, and at December 31, 2022, our first lien net leverage ratio was below that threshold.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At December 31, 2022, we were in compliance with the covenants and at December 31, 2022, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$131,151	$96,765	$64,232
Net cash (used in) provided by investing activities	(128,039)	(391,590)	4,079
Net cash provided by financing activities	23,318	397,646	36,403
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,835)	(3,013)	(916)
Net increase in cash and cash equivalents and restricted cash	$22,595	$99,808	$103,798

Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
From 2021 to 2022, net cash used in investing activities decreased by $263.6 million, primarily due to a decrease in cash paid for acquisitions of $191.7 million and a net decrease in cash paid for short-term investments of $89.4 million in 2022, partially offset by an increase in capitalized software development costs of $7.1 million, an increase in purchases of property and equipment of $5.5 million and an increase in cash paid for other investments of $5.0 million.
From 2020 to 2021, net cash used in investing activities increased by $395.7 million, primarily due to an increase in cash paid for acquisitions of $258.2 million, a net increase in cash paid for short-term investments of $146.2 million, a $5.0 million other investment in 2021 and an increase in capitalized software development costs of $1.3 million, partially offset by a decrease in purchases of property and equipment of $15.0 million.
Financing Activities
From 2021 to 2022, net cash provided by financing activities decreased by $374.3 million, primarily due to the net proceeds from the issuance of our Credit Facility in 2021 of $365.7 million, a decrease of $6.5 million in the proceeds from the exercise of stock options and $3.8 million of principal payments made on our Term Loan in 2022, partially offset by a $1.1 million increase in proceeds from stock issued in connection with our employee stock purchase plan.
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
At December 31, 2022, we had other non-cancellable purchase obligations of $15.3 million due in the next twelve months and $9.0 million due thereafter. Additionally, we had $7.8 million of unrecognized tax benefits and $1.4 million of asset retirement obligations, the timing of payments for which is uncertain.
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
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock, restricted stock units, or RSUs, and purchase rights issued under our 2018 Employee Stock Purchase Plan, or the 2018 ESPP, is calculated based on the fair value of the awards granted and is recognized on a straight-line basis over the requisite service period, which is generally two to four years. Our performance stock units, or PSUs, vest over a period of 4 years and are subject to defined performance and service conditions. Our PSUs and RSUs that include performance-based vesting conditions are expensed using the accelerated attribution method. We account for forfeitures as they occur.
The fair value of our RSUs and PSUs is based on the market price of our common stock on the date of grant. Estimating the fair value of stock options and purchase rights under the 2018 ESPP using the Black-Scholes option-pricing model requires assumptions as to the fair value of our underlying common stock, the estimated term of the option, the risk free interest rates, the expected volatility of the price of our common stock and the expected dividend yield. The assumptions used to estimate the fair value of the option awards reflect our best estimates. If any of the assumptions change significantly, stock-based compensation for future awards may differ significantly compared with the awards granted previously.
The assumptions and estimates are as follows:
•Fair Value of Common Stock. See “Valuations” discussion below.
•Expected Term. This is the period of time that the options granted are expected to remain unexercised. We used the simplified method to calculate the average expected term for stock options. We use the actual purchase periods as the expected term in the 2018 ESPP.
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
Valuations
Following our IPO, we use the market price of our common stock at the date of grant as the fair value. Prior to our IPO, the lack of an active public market for our common stock required our Board of Directors to exercise reasonable judgment and consider a number of factors in order to make the best estimate of fair value of our common stock, in accordance with the technical practice-aid issued by the American Institute of Certified Public Accountants Practice Aid entitled Valuation of Privately-Held Company Equity Securities Issued as Compensation. Factors considered in connection with estimating the fair value of our common stock underlying our award of restricted stock and stock option awards when performing the fair value calculations with the Black-Scholes option-pricing model included:
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
The fair value of the 2018 ESPP purchase rights were estimated on the offering or modification dates based on the following assumptions:

Year Ended December 31,
	2022	2021	2020
Expected term (in years)	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0
Expected volatility	42.8% — 61.0%	37.2% — 59.4%	41.6% — 60.1%
Risk-free interest rate	0.1% — 3.4%	0.1% — 0.2%	0.1% — 0.9%
Expected dividend yield	—	—	—
Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, a non-recurring Level 3 fair value measurement, we make estimates and assumptions, especially with respect to intangible assets such as identified acquired technology and trade names. We generally determine the fair value of acquired technology using the multi-period excess earnings method, a form of the income approach. Estimates in valuing identifiable intangible assets include, but are not limited to, projected revenue growth rates, obsolescence projections and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. Acquisition-related transaction costs are expensed as incurred.
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

Interest Rate Risk
At December 31, 2022, we had $300.9 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $266.6 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. treasury and agency securities and corporate and supranational bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. Prior to January 31, 2022, the interest rate on the Term Loan was 3.25% (2.75% plus 0.50% LIBOR floor). From January 2022 through July 2022, July 2022 through October 2022, and October 2022 through January 2023, interest rates on our Term Loan were 3.27%, 5.56% and 7.16%, respectively. Effective January 31, 2023 through April 27, 2023, the Term Loan has a variable interest rate of 7.58%. A one percentage point increase in the rate would increase 2023 interest expense by $2.5 million.
Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the middle of 2023, our borrowings in the second half of 2023 may be subject to the Secured Overnight Financing Rate, or SOFR, under the terms our Term Loan and Revolving Credit Facility.
Foreign Currency Exchange Risk
Substantially all of our sales contracts are denominated in U.S. dollars, with a limited number of contracts denominated in foreign currencies, including foreign denominated leases. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Australian dollar, Israeli New Shekel and Indian Rupee. In 2022, the U.S. dollar strengthened compared to other currencies, which likely negatively impacted our international sales growth and lowered certain international operating expenses. Further strengthening of the U.S. dollar compared to other currencies could result in lower international sales as our products would seem more expensive and could result in lower international operating costs as the U.S. dollar is the functional currency for all of our international subsidiaries. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize remeasurement and transaction gains (losses) in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currencies becomes more significant.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition through December 31, 2022. However, if our costs, specifically employee-related and third-party cloud infrastructure costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, results of operations, or financial condition.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tenable Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenable Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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

Revenue Recognition – Identification and Evaluation of Contracts with Non-Standard Terms and Conditions
Description of the Matter
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

Valuation of Acquired Developed Technology Intangible Assets
Description of the Matter
As described in Note 6 to the consolidated financial statements, during the year ended December 31, 2022, the Company completed acquisitions for $66.8 million, in the aggregate, in cash. The Company’s accounting for the acquisitions included determining the fair value of certain acquired intangible assets using an income approach including developed technology with a determined fair value of $11.0 million. Auditing the accounting for the valuation of the acquired intangible assets using an income approach involved complex auditor judgment due to the estimation required in management’s determination of the fair values. The estimation was significant primarily due to the sensitivity of the fair value of the developed technology using an income approach to the underlying assumptions, including the projected revenue growth rates and the obsolescence factor. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for the valuation of the acquired intangible assets using an income approach. For example, we tested controls over management’s review of the valuation models and significant assumptions used in determining the fair value of the acquired developed technology intangible assets as well as controls over the completeness and accuracy of the data used in the models and assumptions. To test the fair value of the acquired developed technology, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the significant assumptions, evaluating the significant aspects of prospective financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing the valuation of the acquired intangible asset. For example, we compared the significant assumptions to current industry and market trends and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014
Baltimore, Maryland
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Tenable Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Tenable Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tenable Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Tenable Holdings, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Baltimore, Maryland
February 24, 2023

TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$300,866	$278,000
Short-term investments	266,569	234,292
Accounts receivable (net of allowance for doubtful accounts of $1,400 and $524 at December 31, 2022 and 2021, respectively)	187,341	136,601
Deferred commissions	44,270	40,311
Prepaid expenses and other current assets	58,121	60,234
Total current assets	857,167	749,438
Property and equipment, net	46,726	36,833
Deferred commissions (net of current portion)	67,238	59,638
Operating lease right-of-use assets	38,495	38,530
Acquired intangible assets, net	75,376	71,536
Goodwill	316,520	261,614
Other assets	38,008	31,230
Total assets	$1,439,530	$1,248,819
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,722	$16,254
Accrued compensation	52,620	54,051
Deferred revenue	502,115	407,498
Operating lease liabilities	5,821	2,320
Other current liabilities	4,882	3,759
Total current liabilities	584,160	483,882
Deferred revenue (net of current portion)	162,487	123,387
Term loan, net of issuance costs (net of current portion)	361,970	364,728
Operating lease liabilities (net of current portion)	52,611	55,046
Other liabilities	7,436	6,463
Total liabilities	1,168,664	1,033,506

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized, 113,056 and 108,929 shares issued and outstanding at December 31, 2022 and 2021, respectively)	1,131	1,089
Additional paid-in capital	1,017,837	869,059
Accumulated other comprehensive loss	(1,351)	(306)
Accumulated deficit	(746,751)	(654,529)
Total stockholders’ equity	270,866	215,313
Total liabilities and stockholders’ equity	$1,439,530	$1,248,819
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenue	$683,191	$541,130	$440,221
Cost of revenue	154,789	106,396	77,554
Gross profit	528,402	434,734	362,667
Operating expenses:
Sales and marketing	349,430	270,158	224,277
Research and development	143,560	116,432	101,687
General and administrative	103,227	89,912	73,136
Total operating expenses	596,217	476,502	399,100
Loss from operations	(67,815)	(41,768)	(36,433)
Interest income	6,284	606	1,740
Interest expense	(19,001)	(7,502)	(496)
Other expense, net	(4,757)	(1,965)	(1,885)
Loss before income taxes	(85,289)	(50,629)	(37,074)
Provision (benefit) for income taxes	6,933	(3,952)	5,657
Net loss	$(92,222)	$(46,677)	$(42,731)

Net loss per share, basic and diluted	$(0.83)	$(0.44)	$(0.42)
Weighted-average shares used to compute net loss per share, basic and diluted	111,321	106,387	101,009
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(92,222)	$(46,677)	$(42,731)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(1,045)	(316)	(40)
Other comprehensive loss	(1,045)	(316)	(40)
Comprehensive loss	$(93,267)	$(46,993)	$(42,771)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	98,587	$986	$662,990	$50	$(565,121)	$98,905
Exercise of stock options	2,956	29	21,680	—	—	21,709
Vesting of restricted stock units	1,504	15	(15)	—	—	—
Issuance of common stock under employee stock purchase plan	668	7	13,033	—	—	13,040
Stock-based compensation	—	—	59,782	—	—	59,782
Other comprehensive loss	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(42,731)	(42,731)
Balance at December 31, 2020	103,715	1,037	757,470	10	(607,852)	150,665
Exercise of stock options	2,671	26	18,242	—	—	18,268
Vesting of restricted stock units	1,872	19	(19)	—	—	—
Issuance of common stock under employee stock purchase plan	671	7	13,729	—	—	13,736
Stock-based compensation	—	—	79,637	—	—	79,637
Other comprehensive loss	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(46,677)	(46,677)
Balance at December 31, 2021	108,929	1,089	869,059	(306)	(654,529)	215,313
Exercise of stock options	1,174	12	11,709	—	—	11,721
Vesting of restricted stock units	2,510	25	(25)	—	—	—
Issuance of common stock under employee stock purchase plan	443	5	14,786	—	—	14,791
Stock-based compensation	—	—	122,308	—	—	122,308
Other comprehensive loss	—	—	—	(1,045)	—	(1,045)
Net loss	—	—	—	—	(92,222)	(92,222)
Balance at December 31, 2022	113,056	$1,131	$1,017,837	$(1,351)	$(746,751)	$270,866
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net loss	$(92,222)	$(46,677)	$(42,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(2,781)	(10,468)	161
Depreciation and amortization	22,194	16,170	10,633
Stock-based compensation	120,633	79,405	59,573
Other	5,504	3,915	1,071
Changes in operating assets and liabilities:
Accounts receivable	(51,256)	(17,228)	(20,012)
Prepaid expenses and other assets	(2,929)	(46,207)	(19,372)
Accounts payable, accrued expenses and accrued compensation	409	24,330	(5,282)
Deferred revenue	132,622	92,486	71,383
Other current and noncurrent liabilities	(1,023)	1,039	8,808
Net cash provided by operating activities	131,151	96,765	64,232

Cash flows from investing activities:
Purchases of property and equipment	(9,359)	(3,887)	(18,882)
Capitalized software development costs	(9,789)	(2,674)	(1,395)
Purchases of short-term investments	(266,693)	(282,438)	(184,516)
Sales and maturities of short-term investments	234,569	160,874	209,148
Purchases of other investments	(10,000)	(5,000)	—
Business combinations, net of cash acquired	(66,767)	(258,465)	(276)
Net cash (used in) provided by investing activities	(128,039)	(391,590)	4,079

Cash flows from financing activities:
Payments on term loan	(3,750)	—	—
Proceeds from term loan	—	375,000	—
Credit facility issuance costs	—	(9,348)	(333)
Proceeds from stock issued in connection with the employee stock purchase plan	14,791	13,736	13,040
Proceeds from the exercise of stock options	11,721	18,268	21,709
Other financing activities	556	(10)	1,987
Net cash provided by financing activities	23,318	397,646	36,403
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,835)	(3,013)	(916)
Net increase in cash and cash equivalents and restricted cash	22,595	99,808	103,798
Cash and cash equivalents and restricted cash at beginning of year	278,271	178,463	74,665
Cash and cash equivalents and restricted cash at end of year	$300,866	$278,271	$178,463

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,047	$4,978	$335
Cash paid for income taxes, net of refunds	10,582	6,481	5,729
Supplemental cash flow information related to leases:
Cash payments for operating leases	$6,113	$7,657	$8,807
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
Business Description
Tenable Holdings, Inc. (the “Company,” “we,” "us," or “our”) is a provider of exposure management solutions, which is an effective discipline for managing, measuring and comparing cybersecurity risk in today's complex IT environments. Our solutions provide broad visibility into security issues such as vulnerabilities, misconfigurations, internal and regulatory compliance violations and other indicators of the state of an organization’s security across IT infrastructure and applications, cloud environments, Active Directory and industrial internet of things and operational technology environments.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Tenable Holdings, Inc. and our wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions, the useful lives of long-lived assets, the fair value of acquired intangible assets, the valuation of stock-based compensation, the incremental borrowing rate for operating leases and the valuation of deferred tax assets and investments. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ significantly from these estimates.
Foreign Currency
The functional currency for all of our foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in other currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. We bill our customers in U.S. dollars. Expenses incurred in non U.S. dollar currencies are remeasured into U.S. dollars when incurred. Remeasurement losses in currencies other than the functional currency were $4.8 million, $1.9 million and $1.7 million in 2022, 2021 and 2020, respectively, and are included as a component of other expense, net in the consolidated statements of operations.
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
At December 31, 2022 and 2021, cash and cash equivalents included $5.8 million of restricted cash primarily related to collateral for our outstanding letters of credit. At December 31, 2021, cash and cash equivalents excluded $0.3 million of restricted cash, which is related to an account established as collateral for a lease arrangement and is included in other assets on the consolidated balance sheets.
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
Investments
Short-term Investments
Our short-term investments include asset backed securities, certificates of deposit, commercial paper, corporate and supranational bonds, and U.S. treasury and agency obligations. Our investments are classified as available-for-sale and recorded at fair value, with unrealized gains and losses reported in accumulated other comprehensive (loss) income within stockholders’ equity.
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
Other Investments
Our other investments consist of non-marketable simple agreements for future equity ("SAFE") investments with privately held companies. These SAFE investments convert our investment value into preferred stock of the issuer upon a future equity financing or give us the right to redeem the investments upon a dissolution or liquidity event in the form of cash or common stock, and include customary investor protections and incentives, including information rights, pro-rata rights to participate in subsequent equity financings, and a right of first notice in the event of a potential acquisition of the issuer. We have elected to apply the measurement alternative and record these SAFE investments at cost, less any impairment, plus or minus observable price changes for similar investments of the same issuer. At December 31, 2022 and 2021, we had $15.0 million and $5.0 million, respectively, which are included in other assets on our consolidated balance sheets. No material events impacted the carrying value of our SAFE investments in 2022 or 2021.

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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount may not be fully recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the excess of the carrying amount over the fair value. There was no impairment of long-lived assets in 2022, 2021 or 2020.
Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, a non-recurring Level 3 fair value measurement, we make estimates and assumptions, especially with respect to intangible assets such as identified acquired technology and trade names. We determine the fair value of acquired technology using the multi-period excess earnings method, a form of the income approach. Estimates in valuing identifiable intangible assets include, but are not limited to, projected revenue growth rates, obsolescence projections and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. Acquisition-related transaction costs are expensed as incurred.
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
Common Stock
Our Amended and Restated Certificate of Incorporation authorized 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding at December 31, 2022 or 2021. The voting, dividend, and liquidation rights of common stockholders are subject to, and qualified by, the rights of preferred stockholders. The common stockholders are entitled to receive dividends when, as and if, declared by the Board of Directors, subject to preferential dividend rights of preferred stockholders. Upon dissolution or liquidation, our common stockholders will be entitled to receive all assets available for distribution to stockholders, subject to any preferential rights of preferred stockholders.
Advertising
Advertising costs are expensed as they are incurred. We incurred advertising costs of $13.6 million in 2022 and 2021 and $8.2 million in 2020, which are included in sales and marketing expense in the consolidated statements of operations.

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
Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in property and equipment, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In 2022, 2021 and 2020, we capitalized $11.5 million, $2.9 million and $1.6 million, respectively, of development costs related to internal use software, including capitalized stock-based compensation of $1.7 million in 2022 and $0.2 million in 2021 and 2020.
Stock-Based Compensation
Stock-based compensation expense related to restricted stock units ("RSUs"), purchase rights issued under our 2018 Employee Stock Purchase Plan ("2018 ESPP"), stock options and restricted stock is calculated based on the fair value of the awards granted and is recognized on a straight-line basis over the requisite service period, which is generally two to four years. Our performance stock units ("PSUs") vest over a period of 4 years and are subject to defined performance and service conditions. Our PSUs and RSUs that include performance-based vesting conditions are expensed using the accelerated attribution method. We account for forfeitures as they occur.
The fair value of RSUs and PSUs is based on the market price of our common stock on the date of grant. The fair value of stock options and 2018 ESPP purchase rights is estimated on the grant date using the Black-Scholes option pricing model, which requires us to make assumptions and judgments, including the expected term, expected volatility, and risk-free interest rates. Following our IPO, we use the market price of our common stock at the date of grant. Prior to our IPO, we estimated the fair value of our common stock at the date of grant.
Net Loss per Share
We calculate basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per share is computed by giving effect to all potentially dilutive common stock equivalents in the period, including unvested RSUs, PSUs, stock options, unvested restricted shares and shares to be issued under our 2018 ESPP. As we have reported losses for all periods presented, all potentially dilutive securities have been excluded from the calculation of diluted net loss per share as their effect would be antidilutive.
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
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Subscription revenue	$612,510	$476,023	$377,354
Perpetual license and maintenance revenue	50,699	50,333	50,594
Professional services and other revenue	19,982	14,774	12,273
Revenue	$683,191	$541,130	$440,221
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. Revenue derived through our channel network comprised 92% of revenue in 2022 and 2021 and 91% of revenue in 2020. One of our distributors accounted for 38%, 39% and 43% of revenue in 2022, 2021 and 2020, respectively. That same distributor accounted for 36% and 32% of accounts receivable at December 31, 2022 and 2021, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In 2022, 2021 and 2020, we recognized revenue of $407.5 million, $329.0 million and $274.3 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At December 31, 2022, the future estimated revenue related to unsatisfied performance obligations was $680.4 million, of which approximately 75% is expected to be recognized as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Year Ended December 31,
(in thousands)	2022	2021
Beginning balance	$99,949	$78,876
Capitalization of contract acquisition costs	57,214	58,196
Amortization of deferred contract acquisition costs	(45,655)	(37,123)
Ending balance	$111,508	$99,949

3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$201,476	$—	$—	$201,476
Total cash equivalents	$201,476	$—	$—	$201,476

Short-term investments
Commercial paper	$144,093	$2	$(377)	$143,718
Corporate bonds	37,778	—	(194)	37,584
Asset backed securities	19,723	11	(161)	19,573
Certificates of deposit	10,000	—	—	10,000
Supranational bonds	4,017	—	(67)	3,950
U.S. Treasury and agency obligations	52,309	—	(565)	51,744
Total short-term investments	$267,920	$13	$(1,364)	$266,569

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$178,518	$—	$—	$178,518
Total cash equivalents	$178,518	$—	$—	$178,518

Short-term investments
Commercial paper	$134,165	$—	$(47)	$134,118
Corporate bonds	27,169	—	(41)	27,128
Asset backed securities	27,464	—	(53)	27,411
Certificates of deposit	10,000	—	(8)	9,992
Supranational bonds	8,632	—	(33)	8,599
U.S. Treasury and agency obligations	27,168	—	(124)	27,044
Total short-term investments	$234,598	$—	$(306)	$234,292
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At December 31, 2022 and 2021, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.

The contractual maturities of our short-term investments are as follows:

	December 31, 2022		December 31, 2021
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$243,430	$242,129	$195,579	$195,453
Due between one and four years	24,490	24,440	39,019	38,839
Total short-term investments	$267,920	$266,569	$234,598	$234,292
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$201,476	$—	$—	$201,476
Total cash equivalents	$201,476	$—	$—	$201,476

Short-term investments
Commercial paper	$—	$143,718	$—	$143,718
Corporate bonds	—	37,584	—	37,584
Asset backed securities	—	19,573	—	19,573
Certificates of deposit	—	10,000	—	10,000
Supranational bonds	—	3,950	—	3,950
U.S. Treasury and agency obligations	—	51,744	—	51,744
Total short-term investments	$—	$266,569	$—	$266,569

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$178,518	$—	$—	$178,518
Total cash equivalents	$178,518	$—	$—	$178,518

Short-term investments
Commercial paper	$—	$134,118	$—	$134,118
Corporate bonds	—	27,128	—	27,128
Asset backed securities	—	27,411	—	27,411
Certificates of deposit	—	9,992	—	9,992
Supranational bonds	—	8,599	—	8,599
U.S. Treasury and agency obligations	—	27,044	—	27,044
Total short-term investments	$—	$234,292	$—	$234,292
We did not have any liabilities measured and recorded at fair value on a recurring basis at December 31, 2022 and 2021.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Computer software and equipment	$21,676	$17,188
Internally developed software	23,479	12,015
Furniture and fixtures	5,940	5,944
Leasehold improvements	28,214	26,713
Right-of-use assets under finance leases	748	1,343
Total	80,057	63,203
Less: accumulated depreciation and amortization	(33,331)	(26,370)
Property and equipment, net	$46,726	$36,833
Depreciation and amortization related to property and equipment was $10.8 million, $9.5 million and $8.1 million in 2022, 2021 and 2020, respectively.
6. Acquisitions, Goodwill and Intangible Assets
Business Combinations
In June 2022, we acquired Bit Discovery, a leader in external attack surface management (EASM). Adding Bit Discovery's EASM capabilities to our solutions provides customers with a comprehensive view of their attack surface and helps identify and eliminate areas of risk. We acquired 100% of Bit Discovery's equity for $43.8 million in cash, net of cash acquired of $2.0 million, through a share purchase agreement.
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
Cash consideration, net of cash acquired, was allocated as follows:

(in thousands)	Accurics	Alsid	Bit Discovery	Cymptom
Intangible assets	$33,390	$31,400	$11,100	$4,113
Goodwill	134,909	72,291	35,946	18,960
Other liabilities, net	(386)	(1,084)	(779)	(241)
Deferred tax (liabilities) assets, net	(7,937)	(4,118)	(2,460)	128
Total purchase price allocation	$159,976	$98,489	$43,807	$22,960
We are still finalizing the allocations of the purchase price, which may change as additional information becomes available related to income taxes for Bit Discovery.
Acquired intangible assets and their estimated useful lives at the date of acquisition are as follows:

	Accurics		Alsid		Bit Discovery		Cymptom
(dollars in thousands)	Cost	Estimated Useful Life	Cost	Estimated Useful Life	Cost	Estimated Useful Life	Cost	Estimated Useful Life
Acquired technology	$33,300	10 years	$31,300	7 years	$11,000	7 years	$4,113	7 years
Trade name	90	2 years	100	1 year	100	1 year	—
Acquired intangible assets	$33,390		$31,400		$11,100		$4,113
The results of operations of Accurics, Alsid, Bit Discovery and Cymptom are included in our consolidated statements of operations from the applicable acquisition dates and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statements of operations.
We recognized acquisition-related transaction costs, primarily in general and administrative expense, of $2.6 million, $6.9 million and $0.3 million in 2022, 2021 and 2020, respectively.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2021	$261,614
Acquired goodwill	54,906
Balance at December 31, 2022	$316,520
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling these new capabilities from Accurics, Alsid, Bit Discovery and Cymptom to our customers. The acquired goodwill is not tax deductible.

Acquired intangible assets subject to amortization are as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$97,037	$(21,738)	$75,299	$81,924	$(10,499)	$71,425
Trade name	490	(413)	77	390	(279)	111
	$97,527	$(22,151)	$75,376	$82,314	$(10,778)	$71,536
Amortization of acquired intangible assets was $11.4 million, $6.4 million and $2.3 million in 2022, 2021 and 2020, respectively. At December 31, 2022, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 6.7 years.
At December 31, 2022, estimated future amortization of intangible assets is as follows:

(in thousands)
Year ending December 31,
2023	$12,252
2024	12,175
2025	12,175
2026	11,990
2027	9,960
Thereafter	16,824
Total	$75,376
7. Leases
We have operating leases for office facilities and finance leases for office equipment. Our leases have remaining terms of just over one year to just over nine years, some of which include one or more options to renew, with renewal terms up to five years and some of which include options to terminate the leases within the next one to three years. The ROU assets and liabilities at December 31, 2022 assume we exercise the option to early terminate one of our leases in 2025.
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$7,550	$7,634	$9,870
Rent expense for short-term leases and finance lease costs in 2022, 2021 and 2020 were not material.
Supplemental information related to leases was as follows:

	December 31, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term	8.2 years	9.2 years
Weighted average discount rate	5.6%	5.5%

	Year Ended December 31,
(in thousands)	2022	2021	2020
ROU assets obtained in exchange for lease obligations
Operating leases	$4,256	$3,137	$3,188
In 2022, 2021 and 2020, we did not obtain any right-of-use assets in exchange for finance lease liabilities.
In 2020, we received proceeds from lease incentives of $14.2 million. The proceeds from lease incentives received are included with the change in the lease liabilities under the other current and noncurrent liabilities caption in the operating activities section of the statement of cash flows.
Maturities of operating lease liabilities at December 31, 2022 were as follows:

(in thousands)
Year ending December 31,
2023	$8,879
2024	9,251
2025	9,023
2026	8,321
2027	7,849
Thereafter	30,262
Total lease payments	73,585
Less: Imputed interest	(15,153)
Total	$58,432
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	December 31, 2022
Term loan	$371,250
Less: Unamortized debt discount and issuance costs	(6,558)
Term loan, net of issuance costs	364,692
Less: Term loan, net, current (1)	(2,722)
Term loan, net of issuance costs (net of current portion)	$361,970
_______________
(1)    Term loan, net, current is included in other current liabilities on our consolidated balance sheets.
The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date.
Our Term Loan is recorded at its carrying value. At December 31, 2022, the fair value of our Term Loan was approximately $360.1 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of the Term Loan at December 31, 2022 were as follows:

(in thousands)
Year ending December 31,
2023	$3,750
2024	3,750
2025	3,750
2026	3,750
2027	3,750
Thereafter	352,500
Total	$371,250
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions beginning in 2023. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5, and at December 31, 2022, our first lien net leverage ratio was below that threshold.
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
The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on incurring additional indebtedness or guaranteeing indebtedness of others, creating liens on properties or assets, making certain investments, loans, advances and guarantees, selling assets, making certain restricted payments and entering into certain sale and leaseback transactions, affiliate transactions, restrictive agreements and asset and stock-based transactions. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At December 31, 2022, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At December 31, 2022, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In July 2021, we entered into a contract with Amazon Web Services, Inc. ("AWS") for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years one, two and three, respectively, for a total of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference. We met our commitment for the first year of our contract with AWS, and as of December 31, 2022, we have spent $44.7 million of our second year commitment.

Letters of Credit
At December 31, 2022, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for $5.5 million of our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"). Under the evergreen provision in the 2018 Plan, in January 2022 we reserved an additional 5.4 million shares of our common stock. At December 31, 2022, there were 21.5 million shares available for grant.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of revenue	$8,369	$4,446	$3,158
Sales and marketing	49,383	29,410	19,842
Research and development	31,499	20,593	14,794
General and administrative	31,382	24,956	21,779
Total stock-based compensation expense	$120,633	$79,405	$59,573
At December 31, 2022, the unrecognized stock-based compensation expense related to unvested RSUs was $251.2 million, which is expected to be recognized over an estimated weighted average remaining period of 2.8 years.
At December 31, 2022, the unrecognized stock-based compensation expense related to unvested PSUs was $4.8 million, which is expected to be recognized over an estimated remaining weighted average period of 3.2 years.
At December 31, 2022, the unrecognized stock-based compensation expense related to our 2018 ESPP was $13.2 million, which is expected to be recognized over an estimated weighted average period of 0.9 years.

Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	495	$4.25	2,894	$26.34	—	$—
Granted	—	—	3,570	28.23	—	—
Vested	(396)	4.25	(1,504)	25.37	—	—
Forfeited	—	—	(470)	26.68	—	—
Unvested balance at December 31, 2020	99	4.25	4,490	28.13	—	—
Granted	—	—	3,842	43.57	—	—
Vested	(99)	4.25	(1,872)	28.14	—	—
Forfeited	—	—	(679)	33.64	—	—
Unvested balance at December 31, 2021	—	—	5,781	37.74	—	—
Granted	—	—	4,653	45.83	209	44.97
Vested	—	—	(2,510)	36.47	—	—
Forfeited	—	—	(1,030)	40.45	(13)	44.97
Unvested balance at December 31, 2022	—	—	6,894	43.26	196	44.97
Stock Options
A summary of our stock option activity is below:

(in thousands, except for per share data and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	12,939	$8.38	7.1	$201,608
Granted	—	—
Exercised	(2,956)	7.34		73,277
Forfeited/canceled	(542)	10.80
Outstanding at December 31, 2020	9,441	8.56	6.4	412,547
Granted	—	—
Exercised	(2,671)	6.84		111,256
Forfeited/canceled	(39)	14.96
Outstanding at December 31, 2021	6,731	9.21	5.5	308,677
Granted	—	—
Exercised	(1,174)	9.98		47,880
Forfeited/canceled	(72)	16.15
Outstanding and exercisable at December 31, 2022	5,485	8.96	4.5	160,135
At December 31, 2022, there were 5.5 million stock options outstanding that were vested and expected to vest.

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
Expected Term. This is the period of time that the options granted are expected to remain unexercised. We used the simplified method to calculate the average expected term for stock options. We use the actual purchase periods as the expected term in the 2018 ESPP.
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
2018 Employee Stock Purchase Plan
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 ESPP. Under the evergreen provision, in January 2022 we reserved an additional 1.6 million shares of our common stock for issuance. At December 31, 2022, there were 7.5 million shares reserved for issuance under the 2018 ESPP.
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
In 2022, employees purchased 442,629 shares of our common stock at a weighted average price of $33.42 per share, resulting in $14.8 million of cash proceeds.
In 2021, employees purchased 670,534 shares of our common stock at a weighted average price of $20.48 per share resulting in $13.7 million of cash proceeds.
In 2020, employees purchased 667,719 shares of our common stock at a weighted average price of $19.53 per share resulting in $13.0 million of cash proceeds.

At December 31, 2022 and 2021 there were $6.8 million and $6.0 million, respectively, of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Year Ended December 31,
	2022	2021	2020
Expected term (in years)	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0
Expected volatility	42.8% — 61.0%	37.2% — 59.4%	41.6% — 60.1%
Risk-free interest rate	0.1% — 3.4%	0.1% — 0.2%	0.1% — 0.9%
Expected dividend yield	—	—	—
11. Income Taxes
U.S. and foreign components of the loss before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
U.S. loss	$(23,768)	$(3,319)	$(6,719)
Foreign loss	(61,521)	(47,310)	(30,355)
Total loss before income taxes	$(85,289)	$(50,629)	$(37,074)
The components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$3	$3	$3
State	248	100	17
Foreign	10,142	6,413	5,476
Total current tax expense	10,393	6,516	5,496
Deferred
Federal	(2,011)	(7,016)	102
State	(330)	(827)	59
Foreign	(1,119)	(2,625)	—
Total deferred tax (benefit) expense	(3,460)	(10,468)	161
Total provision (benefit) for income taxes	$6,933	$(3,952)	$5,657
In connection with the 2022 acquisition of Bit Discovery, we elected to first offset our existing deferred tax assets with acquired deferred tax liabilities. This resulted in releasing $2.5 million of the federal and state valuation allowance, which was recorded as a component of our deferred tax benefit.
In connection with the 2021 acquisition of Accurics, we elected to first offset our existing deferred tax assets with acquired deferred tax liabilities. This resulted in releasing $7.9 million of the federal and state valuation allowance, which was recorded as a component of our deferred tax benefit.
In 2022 and 2021, we restructured our operations in Israel through intercompany transactions, which resulted in $2.7 million and $2.8 million, respectively, of current tax expense.

The items accounting for the difference between income taxes computed at the federal statutory rate and our effective tax rate were as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes	3.1	2.6	10.8
Research and development tax credit	4.3	4.5	11.1
Stock-based compensation	7.0	49.5	34.4
Foreign tax rate differential	(4.0)	(1.2)	(10.6)
Change in valuation allowance	(28.3)	(55.7)	(81.2)
Gain on intercompany sale	(2.9)	(5.1)	—
Foreign withholding tax	(3.3)	(2.0)	(3.3)
Foreign deferred FX remeasurement	(4.4)	—	—
Transaction costs	(0.6)	(1.6)	—
Other	—	(4.2)	2.5
Effective tax rate	(8.1)%	7.8%	(15.3)%
We maintain a valuation allowance on U.S. federal, state and foreign net deferred tax assets as the realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.
The components of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating losses	$136,087	$134,503
Deferred revenue	15,907	13,598
Stock-based compensation	17,599	14,157
Tax credits	18,674	15,142
Leases	13,167	12,929
Accrued compensation	1,869	1,600
Interest expense	4,678	2,013
Capitalized research and development	14,076	—
Other	49	231
Total deferred tax assets	222,106	194,173
Valuation allowance	(172,987)	(147,040)
Net deferred tax assets	49,119	47,133
Deferred tax liabilities:
Deferred commissions	(22,112)	(19,423)
Property and equipment	(13,573)	(13,720)
Intangible assets	(14,539)	(15,253)
Other	(194)	(486)
Total deferred tax liabilities	(50,418)	(48,882)
Net deferred tax liabilities	$(1,299)	$(1,749)
At December 31, 2022, we had net operating loss (“NOL”) carryforwards for federal, state and foreign tax purposes of

$407.4 million, $233.5 million, and $315.5 million, respectively, which will begin to expire in 2030, as well as $21.6 million of federal, state and foreign research and development tax credits, foreign tax credits, minimum tax credits and certain states’ job creation tax credits. The federal research and development and foreign tax credits will begin to expire in 2032 and the state job creation tax credits will begin to expire in 2023.
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
At December 31, 2022 and 2021, the total amount of gross unrecognized tax benefits was $7.8 million and $7.6 million, respectively, which, if recognized, would impact our effective tax rate by approximately $0.2 million in each year. Interest and penalties associated with uncertain tax positions recognized as a component of income tax expense were immaterial in 2022, 2021 and 2020.
The change in gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Unrecognized tax benefits at the beginning of the period	$7,575	$7,123	$7,163
Additions for tax positions in the current year	245	194	232
Increase in prior year positions	—	64	62
Decrease in prior year positions	—	(48)	(334)
Acquisitions	—	242	—
Unrecognized tax benefits at the end of the period	$7,820	$7,575	$7,123
We file income tax returns in the United States, including various state jurisdictions. Our subsidiaries file income tax returns in various foreign jurisdictions. Tax years after 2014 remain open to examination by the major taxing jurisdictions in which we are subject to tax. At December 31, 2022, we were not under examination for income tax audits by the Internal Revenue Service or any state or foreign tax jurisdiction.
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
12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net loss	$(92,222)	$(46,677)	$(42,731)

Weighted-average shares used to compute net loss per share, basic and diluted	111,321	106,387	101,009
Net loss per share, basic and diluted	$(0.83)	$(0.44)	$(0.42)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Year Ended December 31,
(in thousands)	2022	2021	2020
RSUs	6,894	5,781	4,490
Stock options	5,485	6,731	9,441
Shares to be issued under the 2018 ESPP	223	181	321
PSUs	196	—	—
Restricted stock	—	—	99
Total	12,798	12,693	14,351
13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
The Americas	$432,734	$347,724	$293,734
Europe, Middle East and Africa	175,767	135,176	102,155
Asia Pacific	74,690	58,230	44,332
Revenue	$683,191	$541,130	$440,221
Customers located in the United States accounted for 56%, 58% and 61% of revenue in 2022, 2021 and 2020, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

	December 31,
(in thousands)	2022	2021
United States	$39,843	$33,579
International	6,883	3,254
Property and equipment, net	$46,726	$36,833
14. Benefit Plans
We maintain a contributory defined contribution 401(k) plan for our U.S. employees, where company-matched contributions are fully vested. Additional contributory plans are in effect internationally, including in the U.K. and Ireland. Our contribution expense for such plans was $9.7 million, $7.6 million and $6.5 million in 2022, 2021 and 2020, respectively.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at December 31, 2022.
Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), has issued an audit report with respect to our internal control over financial reporting as of December 31, 2022, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
On February 23, 2023, our Board determined that the duties and responsibilities of Mark Thurmond, our Chief Operating Officer, have evolved such that he is an “executive officer” within the meaning of Rule 3b-7 under the Securities Exchange Act of 1934, as amended. The Board also determined that Mr. Thurmond will begin serving as an executive officer effective immediately.
Mr. Thurmond, age 53, has served as our Chief Operating Officer since February 2020. Prior to joining Tenable, Mr. Thurmond served as the Chief Operating Officer of Turbonomic Inc. from September 2017 to February 2020 and as the Executive Vice President, Worldwide Sales and Services of QlikTech International AB from August 2015 to August 2017. Mr. Thurmond holds a B.S. in Psychology from Hofstra University.
There are no arrangements or understandings between Mr. Thurmond and any other person pursuant to which he was selected as an officer of the Company, and there is no family relationship between Mr. Thurmond and any of our other directors or executive officers. There are no related party transactions between Mr. Thurmond and the Company that would require disclosure under Item 404(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors" and "Executive Officers" and is incorporated in this report by reference.
Code of Ethics
We have adopted the Tenable Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at https://investors.tenable.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2022	$524	$1,154	$(278)	$1,400
Year Ended December 31, 2021	261	349	(86)	524
Year Ended December 31, 2020	764	336	(839)	261
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
Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018

10.4+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Agreement and Restricted Stock Unit Grant Notice and Agreement thereunder	Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.5	Form of Performance Restricted Stock Unit Grant Notice and Agreement	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) filed on February 28, 2022
10.6+	2018 Employee Stock Purchase Plan	Previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.7+	Form of Indemnification Agreement by and between Tenable Holdings, Inc. and each of its directors and executive officers	Previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.8+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Amit Yoran	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.9+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Vintz	Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.10+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Riddick	Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.11	Employment Agreement, dated as of January 1, 2020, by a between Tenable, Inc. and Mark Thurmond	Filed herewith
10.12	Loan and Security Agreement, dated as of May 4, 2017, by and between Tenable Network Security, Inc. and Silicon Valley Bank	Previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.13#	Distribution Agreement, dated as of September 10, 2012, by and between Tenable Network Security, Inc. and Ingram Micro, Inc.	Previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.14	Credit Agreement, dated as of July 7, 2021, by and among Tenable, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2021
10.15
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

TENABLE HOLDINGS, INC.

Date:	February 24, 2023	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer

Date:	February 24, 2023	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amit Yoran, Stephen A. Vintz and Michelle VonderHaar, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Tenable Holdings, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amit Yoran	Chairman and Chief Executive Officer	February 24, 2023
Amit Yoran	(Principal Executive Officer)

/s/ Stephen A. Vintz	Chief Financial Officer	February 24, 2023
Stephen A. Vintz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur W. Coviello, Jr.	Director	February 24, 2023
Arthur W. Coviello, Jr.

/s/ Linda Zecher Higgins	Director	February 24, 2023
Linda Zecher Higgins

/s/ Niloofar Razi Howe	Director	February 24, 2023
Niloofar Razi Howe

/s/ John C. Huffard, Jr.	Director	February 24, 2023
John C. Huffard, Jr.

/s/ A. Brooke Seawell	Director	February 24, 2023
A. Brooke Seawell

/s/ George Alexander Tosheff	Director	February 24, 2023
George Alexander Tosheff

/s/ Raymond Vicks, Jr.	Director	February 24, 2023
Raymond Vicks, Jr.