Form 10-Q
period 2023-03-31
Tenable Holdings, Inc.
filed 2023-05-03
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of April 28, 2023 was 114,833,241.

TENABLE HOLDINGS, INC.

Where You Can Find More Information
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investors.tenable.com), our filings with the Securities and Exchange Commission (SEC), our website, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues, and for complying with our disclosure obligations under Regulation FD. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website, in addition to following our SEC filings, our webcasts, press releases, and conference calls. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels be may updated from time to time on our investor relations website.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$360,434	$300,866
Short-term investments	256,253	266,569
Accounts receivable (net of allowance for doubtful accounts of $447 and $1,400 at March 31, 2023 and December 31, 2022, respectively)	123,855	187,341
Deferred commissions	44,045	44,270
Prepaid expenses and other current assets	66,466	58,121
Total current assets	851,053	857,167
Property and equipment, net	45,092	46,726
Deferred commissions (net of current portion)	64,335	67,238
Operating lease right-of-use assets	37,377	38,495
Acquired intangible assets, net	72,296	75,376
Goodwill	316,520	316,520
Other assets	36,604	38,008
Total assets	$1,423,277	$1,439,530

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,872	$18,722
Accrued compensation	36,786	52,620
Deferred revenue	490,076	502,115
Operating lease liabilities	5,958	5,821
Other current liabilities	5,259	4,882
Total current liabilities	559,951	584,160
Deferred revenue (net of current portion)	151,992	162,487
Term loan, net of issuance costs (net of current portion)	361,287	361,970
Operating lease liabilities (net of current portion)	51,088	52,611
Other liabilities	7,280	7,436
Total liabilities	1,131,598	1,168,664

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 114,743 and 113,056 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	1,147	1,131
Additional paid-in capital	1,063,051	1,017,837
Accumulated other comprehensive loss	(671)	(1,351)
Accumulated deficit	(771,848)	(746,751)
Total stockholders’ equity	291,679	270,866
Total liabilities and stockholders’ equity	$1,423,277	$1,439,530
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Revenue	$188,839	$159,368
Cost of revenue	45,506	34,930
Gross profit	143,333	124,438
Operating expenses:
Sales and marketing	97,191	81,570
Research and development	38,183	34,290
General and administrative	27,115	26,126
Total operating expenses	162,489	141,986
Loss from operations	(19,156)	(17,548)
Interest income	5,095	250
Interest expense	(7,339)	(3,576)
Other expense, net	(547)	(944)
Loss before income taxes	(21,947)	(21,818)
Provision for income taxes	3,150	2,688
Net loss	$(25,097)	$(24,506)

Net loss per share, basic and diluted	$(0.22)	$(0.22)
Weighted-average shares used to compute net loss per share, basic and diluted	113,791	109,524
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(25,097)	$(24,506)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	680	(1,057)
Other comprehensive income (loss)	680	(1,057)
Comprehensive loss	$(24,417)	$(25,563)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at December 31, 2022	113,056	$1,131	$1,017,837	$(1,351)	$(746,751)	$270,866
Exercise of stock options	80	1	941	—	—	942
Vesting of restricted stock units	1,243	11	(11)	—	—	—
Vesting of performance stock units	52	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	312	3	9,911	—	—	9,914
Stock-based compensation	—	—	34,374	—	—	34,374
Other comprehensive income	—	—	—	680	—	680
Net loss	—	—	—	—	(25,097)	(25,097)
Balance at March 31, 2023	114,743	$1,147	$1,063,051	$(671)	$(771,848)	$291,679

Balance at December 31, 2021	108,929	$1,089	$869,059	$(306)	$(654,529)	$215,313
Exercise of stock options	293	3	2,584	—	—	2,587
Vesting of restricted stock units	809	8	(8)	—	—	—
Issuance of common stock under employee stock purchase plan	256	3	8,879	—	—	8,882
Stock-based compensation	—	—	25,749	—	—	25,749
Other comprehensive loss	—	—	—	(1,057)	—	(1,057)
Net loss	—	—	—	—	(24,506)	(24,506)
Balance at March 31, 2022	110,287	$1,103	$906,263	$(1,363)	$(679,035)	$226,968
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(25,097)	$(24,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,365	4,896
Stock-based compensation	34,117	25,398
Other	(1,556)	1,323
Changes in operating assets and liabilities:
Accounts receivable	64,439	40,341
Prepaid expenses and other assets	(2,776)	8,463
Accounts payable, accrued expenses and accrued compensation	(12,665)	(18,745)
Deferred revenue	(22,534)	(3,543)
Other current and noncurrent liabilities	(1,547)	(765)
Net cash provided by operating activities	38,746	32,862

Cash flows from investing activities:
Purchases of property and equipment	(387)	(2,007)
Capitalized software development costs	(1,023)	(2,804)
Purchases of short-term investments	(48,749)	(60,850)
Sales and maturities of short-term investments	61,299	55,135
Business combinations, net of cash acquired	—	(22,960)
Net cash provided by (used in) investing activities	11,140	(33,486)

Cash flows from financing activities:
Payments on term loan	(938)	(938)
Proceeds from stock issued in connection with the employee stock purchase plan	9,914	8,882
Proceeds from the exercise of stock options	942	2,587
Other financing activities	(128)	(3)
Net cash provided by financing activities	9,790	10,528
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(108)	(449)
Net increase in cash and cash equivalents and restricted cash	59,568	9,455
Cash and cash equivalents and restricted cash at beginning of period	300,866	278,271
Cash and cash equivalents and restricted cash at end of period	$360,434	$287,726

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,820	$4,051
Cash paid for income taxes, net of refunds	3,233	4,320
Supplemental cash flow information related to leases:
Cash payments for operating leases	$2,238	$750
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
The consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2022 Annual Report on Form 10-K ("10-K") filed with the Securities and Exchange Commission on February 24, 2023. The consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state our financial position, our results of operations, and cash flows.
The results for the three months ended March 31, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023 or any other future period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, the determination of the estimated economic life of perpetual licenses for revenue recognition, the estimated period of benefit for deferred commissions, the useful lives of long-lived assets, the fair value of acquired intangible assets, the valuation of stock-based compensation, the incremental borrowing rate for operating leases, and the valuation of deferred tax assets and investments. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ significantly from these estimates.
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the three months ended March 31, 2023, there were no material changes to our significant accounting policies from those described in our 10-K.

2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended March 31,
(in thousands)	2023	2022
Subscription revenue	$171,098	$142,687
Perpetual license and maintenance revenue	12,181	12,873
Professional services and other revenue	5,560	3,808
Revenue	$188,839	$159,368
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 93% and 92% of revenue through our channel network in the three months ended March 31, 2023 and 2022, respectively. One of our distributors accounted for 37% of revenue in the three months ended March 31, 2023 and 2022. That same distributor accounted for 32% and 36% of accounts receivable at March 31, 2023 and December 31, 2022, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended March 31, 2023 and 2022, we recognized revenue of $174.0 million and $142.7 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At March 31, 2023, the future estimated revenue related to unsatisfied performance obligations was $654.7 million, of which approximately 76% is expected to be recognized as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning balance	$111,508	$99,949
Capitalization of contract acquisition costs	8,907	10,330
Amortization of deferred contract acquisition costs	(12,035)	(11,016)
Ending balance	$108,380	$99,263

3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	March 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$223,314	$—	$—	$223,314
Total cash equivalents	$223,314	$—	$—	$223,314

Short-term investments
Commercial paper	$126,278	$—	$(155)	$126,123
Corporate bonds	44,465	19	(147)	44,337
Asset backed securities	25,266	2	(122)	25,146
Certificates of deposit	10,000	—	—	10,000
Supranational bonds	4,006	—	(22)	3,984
Yankee bond	4,026	—	(33)	3,993
U.S. Treasury and agency obligations	42,883	34	(247)	42,670
Total short-term investments	$256,924	$55	$(726)	$256,253

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$201,476	$—	$—	$201,476
Total cash equivalents	$201,476	$—	$—	$201,476

Short-term investments
Commercial paper	$144,093	$2	$(377)	$143,718
Corporate bonds	37,778	—	(194)	37,584
Asset backed securities	19,723	11	(161)	19,573
Certificates of deposit	10,000	—	—	10,000
Supranational bonds	4,017	—	(67)	3,950
U.S. Treasury and agency obligations	52,309	—	(565)	51,744
Total short-term investments	$267,920	$13	$(1,364)	$266,569
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At March 31, 2023 and December 31, 2022, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.

The contractual maturities of our short-term investments are as follows:

	March 31, 2023		December 31, 2022
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$209,171	$208,574	$243,430	$242,129
Due between one and two years	47,753	47,679	24,490	24,440
Total short-term investments	$256,924	$256,253	$267,920	$266,569
At March 31, 2023 and December 31, 2022, cash and cash equivalents included $5.8 million of restricted cash primarily related to collateral for our outstanding letters of credit.
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$223,314	$—	$—	$223,314
Total cash equivalents	$223,314	$—	$—	$223,314

Short-term investments
Commercial paper	$—	$126,123	$—	$126,123
Corporate bonds	—	44,337	—	44,337
Asset backed securities	—	25,146	—	25,146
Certificates of deposit	—	10,000	—	10,000
Supranational bonds	—	3,984	—	3,984
Yankee bond	—	3,993	—	3,993
U.S. Treasury and agency obligations	—	42,670	—	42,670
Total short-term investments	$—	$256,253	$—	$256,253

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$201,476	$—	$—	$201,476
Total cash equivalents	$201,476	$—	$—	$201,476

Short-term investments
Commercial paper	$—	$143,718	$—	$143,718
Corporate bonds	—	37,584	—	37,584
Asset backed securities	—	19,573	—	19,573
Certificates of deposit	—	10,000	—	10,000
Supranational bonds	—	3,950	—	3,950
U.S. Treasury and agency obligations	—	51,744	—	51,744
Total short-term investments	$—	$266,569	$—	$266,569
At March 31, 2023 and December 31, 2022, we had $15.0 million of non-marketable simple agreements for future equity ("SAFE") investments with privately held companies, which are included in other assets on our consolidated balance sheets. We record our SAFE investments at cost, less any impairment, plus or minus observable price changes for similar investments of the same issuer. No material events impacted the carrying value of our SAFE investments in the three months ended March 31, 2023 or 2022.
We did not have any liabilities measured and recorded at fair value on a recurring basis at March 31, 2023 and December 31, 2022.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Computer software and equipment	$21,964	$21,676
Internally developed software	24,760	23,479
Furniture and fixtures	5,940	5,940
Leasehold improvements	28,273	28,214
Right-of-use assets under finance leases	748	748
Total	81,685	80,057
Less: accumulated depreciation and amortization	(36,593)	(33,331)
Property and equipment, net	$45,092	$46,726
Depreciation and amortization related to property and equipment was $3.3 million and $2.5 million in the three months ended March 31, 2023 and 2022, respectively.
6. Goodwill and Intangible Assets
At March 31, 2023 and December 31, 2022, our goodwill balance was $316.5 million.

Acquired intangible assets subject to amortization are as follows:

	March 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$97,037	$(24,781)	$72,256	$97,037	$(21,738)	$75,299
Trade name	490	(450)	40	490	(413)	77
	$97,527	$(25,231)	$72,296	$97,527	$(22,151)	$75,376
Amortization of acquired intangible assets was $3.1 million and $2.4 million in the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 6.5 years.
At March 31, 2023, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2023(1)	$9,172
2024	12,175
2025	12,175
2026	11,990
2027	9,960
Thereafter	16,824
Total	$72,296
_______________
(1)    Represents the nine months ending December 31, 2023.
7. Leases
We have operating leases for office facilities. The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$1,888	$1,817
Rent expense for short-term leases in the three months ended March 31, 2023 and 2022 was not material.
Supplemental information related to leases was as follows:

	March 31, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term	8.0 years	8.2 years
Weighted average discount rate	5.6%	5.6%
In the three months ended March 31, 2023 and 2022, we did not obtain any right-of-use assets in exchange for lease liabilities.

Maturities of operating lease liabilities at March 31, 2023 were as follows:

(in thousands)
Year ending December 31,
2023(1)	$6,652
2024	9,267
2025	9,029
2026	8,337
2027	7,856
Thereafter	30,264
Total lease payments	71,405
Less: Imputed interest	(14,359)
Total	$57,046
_______________
(1)    Represents the nine months ending December 31, 2023.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	March 31, 2023
Term loan	$370,312
Less: Unamortized debt discount and issuance costs	(6,313)
Term loan, net of issuance costs	363,999
Less: Term loan, net, current (1)	(2,712)
Term loan, net of issuance costs (net of current portion)	$361,287
_______________
(1)    Term loan, net current is included in other current liabilities on our consolidated balance sheets.
The Term Loan bears interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date.
Our Term Loan is recorded at its carrying value. At March 31, 2023, the fair value of our Term Loan was approximately $365.7 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of the Term Loan at March 31, 2023 were as follows:

(in thousands)
Year ending December 31,
2023(1)	$2,812
2024	3,750
2025	3,750
2026	3,750
2027	3,750
Thereafter	352,500
Total	$370,312
_______________
(1)    Represents the nine months ending December 31, 2023.
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions beginning in 2023. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year, and at March 31, 2023, our first lien net leverage ratio was below that threshold.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. Additionally, we pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Revolving Credit Facility contains a $15.0 million letter of credit sublimit. At March 31, 2023, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At March 31, 2023, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In July 2021, we entered into a contract with Amazon Web Services, Inc. ("AWS") for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years one, two and three, respectively, for a total of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference. At March 31, 2023, we have met our commitments for both the first and second years of our contract with AWS.
Letters of Credit
At March 31, 2023, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases.
10. Stock-Based Compensation
Under the evergreen provision in our 2018 Equity Incentive Plan, in January 2023 we reserved an additional 5.7 million shares of our common stock. At March 31, 2023, there were 23.9 million shares available for grant.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$2,625	$1,513
Sales and marketing	14,394	10,065
Research and development	8,865	6,463
General and administrative	8,233	7,357
Total stock-based compensation expense	$34,117	$25,398

At March 31, 2023, the unrecognized stock-based compensation expense related to unvested restricted stock units ("RSUs") was $353.9 million, which is expected to be recognized over an estimated remaining weighted average period of 3.0 years.
At March 31, 2023, the unrecognized stock-based compensation expense related to unvested performance stock units ("PSUs") was $10.8 million, which is expected to be recognized over an estimated remaining weighted average period of 3.6 years.
At March 31, 2023, the unrecognized stock-based compensation expense related to our 2018 ESPP was $11.7 million, which is expected to be recognized over an estimated weighted average period of 0.8 years.
RSUs and PSUs
A summary of our RSU and PSU activity is presented below:

	RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	6,894	$43.26	196	$44.97
Granted	3,178	43.40	188	43.24
Performance adjustment(1)	—	—	12	44.97
Vested	(1,243)	42.49	(52)	44.97
Forfeited	(123)	44.06	—	—
Unvested balance at March 31, 2023	8,706	43.41	344	44.02
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,485	$8.96	4.5	$160,135
Granted	—	—
Exercised	(80)	11.72		2,541
Forfeited/canceled	—	—
Outstanding and exercisable at March 31, 2023	5,405	8.91	4.2	208,600
2018 Employee Stock Purchase Plan
Under the evergreen provision in our 2018 Employee Stock Purchase Plan ("2018 ESPP"), in January 2023 we reserved an additional 1.7 million shares of our common stock. At March 31, 2023, there were 8.9 million shares reserved for issuance under our 2018 ESPP.
In the three months ended March 31, 2023, employees purchased 311,614 shares of our common stock at a weighted average price of $31.82 per share, resulting in $9.9 million of cash proceeds. At March 31, 2023, there was $2.1 million of employee contributions to the 2018 ESPP included in accrued compensation.

The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	51.0% — 58.1%	42.8% — 51.7%
Risk-free interest rate	4.8% — 5.0%	0.1%
Expected dividend yield	—	—
11. Income Taxes
In the three months ended March 31, 2023, the provision for income taxes included $1.9 million of income taxes in foreign jurisdictions in which we conduct business and $1.3 million of discrete expense primarily related to withholding taxes on sales to customers.
In the three months ended March 31, 2022, the provision included $1.7 million of income taxes in foreign jurisdictions in which we conduct business, $0.8 million of current expense from the restructuring of our research and development operations in Israel, and is partially offset by $0.4 million of deferred tax benefits related to the Alsid acquisition. Additionally, the provision included $0.7 million of discrete expense, primarily withholding taxes on sales to customers.
12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net loss	$(25,097)	$(24,506)

Weighted-average shares used to compute net loss per share, basic and diluted	113,791	109,524
Net loss per share, basic and diluted	$(0.22)	$(0.22)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	March 31,
(in thousands)	2023	2022
RSUs	8,706	8,130
Stock options	5,405	6,381
Shares to be issued under the 2018 ESPP	78	47
PSUs	156	—
Total	14,345	14,558
13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.

Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
The Americas	$119,284	$99,500
Europe, Middle East and Africa	48,259	43,139
Asia Pacific	21,296	16,729
Revenue	$188,839	$159,368
Customers located in the United States accounted for 56% of revenue in the three months ended March 31, 2023 and 2022. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	March 31, 2023	December 31, 2022
United States	$38,637	$39,843
International	6,455	6,883
Property and equipment, net	$45,092	$46,726

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and (2) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2022, or the 10-K, filed with the Securities and Exchange Commission on February 24, 2023. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item IA of the 10-K, in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of exposure management solutions. Exposure management is an effective discipline for managing, measuring and comparing cybersecurity risk in today's complex IT environments.
In October 2022, we launched our Tenable One Exposure Management Platform, or Tenable One, which unifies a variety of data sources into a single exposure view to help organizations gain visibility, prioritize efforts and communicate cyber risks. Building on our existing products, Tenable One is designed to take advantage of the integrations that already exist with our partners and form the foundation of an exposure management program, alongside the other tools, such as endpoint detection and response and firewalls, and required business processes.
With Tenable One, organizations can translate technical data about assets, vulnerabilities and threats into clear business insights and actionable intelligence for security executives and practitioners. The platform combines broad, industry-leading vulnerability coverage in the industry, spanning IT assets, cloud resources, containers, web apps and identity systems. Tenable One builds on the speed and breadth of vulnerability coverage from Tenable Research and adds aggregated exposure view analytics, guidance on mitigating attack pathways and a centralized asset inventory.
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
Revenue in the three months ended March 31, 2023 and 2022 was $188.8 million and $159.4 million, respectively, representing year-over-year growth of 18%. Our recurring revenue, which includes revenue from subscription arrangements for software (both revenue recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 95% of revenue in the three months ended March 31, 2023 and 2022. Our net loss in the three months ended March 31, 2023 and 2022 was $25.1 million and

$24.5 million, respectively, as we continue to invest in our business and market opportunity. Our cash flows from operating activities was $38.7 million and $32.9 million in the three months ended March 31, 2023 and 2022, respectively.
Financial Highlights
Below are our key financial results:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Revenue	$188,839	$159,368
Loss from operations	(19,156)	(17,548)
Net loss	(25,097)	(24,506)
Net loss per share, basic and diluted	(0.22)	(0.22)
Net cash provided by operating activities	38,746	32,862
Purchases of property and equipment	(387)	(2,007)
Capitalized software development costs	(1,023)	(2,804)
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue	$188,839	$159,368
Deferred revenue (current), end of period	490,076	404,786
Deferred revenue (current), beginning of period(1)	(502,115)	(407,635)
Calculated current billings	$176,800	$156,519
_______________
(1)    Deferred revenue (current), beginning of period for the three months ended March 31, 2022 includes $0.1 million related to acquired deferred revenue.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$38,746	$32,862
Purchases of property and equipment	(387)	(2,007)
Capitalized software development costs(1)	(1,023)	(2,804)
Free cash flow(2)	$37,336	$28,051
_______________
(1)    Capitalized software development costs were previously included in purchases of property and equipment.
(2)    Free cash flow for the periods presented was impacted by:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for interest and other financing costs	$(6,820)	$(4,051)
Employee stock purchase plan activity	(4,690)	(4,036)
Acquisition-related expenses	(238)	(728)
Costs related to intra-entity asset transfers	—	(838)
Tax payment on intra-entity asset transfers	—	(2,697)
Free cash flow for the three months ended March 31, 2022 was benefited by approximately $6 million from prepayments of software subscription costs, insurance and rent in prior quarters.

Customer Metrics
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended March 31,
	2023	2022	Change (%)
Number of new enterprise platform customers added in period(1)	379	459	(17)%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable One, Tenable.io, Tenable.cs, Tenable.ad, Tenable.ot or Tenable.sc for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Nessus Expert to enterprise platforms.

	March 31,
	2023	2022	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	1,444	1,112	30%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	March 31,
(in thousands)	2023	2022
Dollar-based net expansion rate	113%	118%
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Loss from operations	$(19,156)	$(17,548)
Stock-based compensation	34,117	25,398
Acquisition-related expenses	100	1,341
Costs related to intra-entity asset transfers(1)	—	838
Amortization of acquired intangible assets	3,080	2,427
Non-GAAP income from operations	$18,141	$12,456

Operating margin	(10)%	(11)%
Non-GAAP operating margin	10%	8%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2023	2022
Net loss	$(25,097)	$(24,506)
Stock-based compensation	34,117	25,398
Tax impact of stock-based compensation(1)	917	1,066
Acquisition-related expenses(2)	100	1,341
Costs related to intra-entity asset transfers(3)	—	838
Amortization of acquired intangible assets(4)	3,080	2,427
Tax impact of acquisitions(5)	(54)	(442)
Tax impact of intra-entity asset transfers(6)	—	843
Non-GAAP net income	$13,063	$6,965

Net loss per share, diluted	$(0.22)	$(0.22)
Stock-based compensation	0.30	0.23
Tax impact of stock-based compensation(1)	—	0.01
Acquisition-related expenses(2)	—	0.01
Costs related to intra-entity asset transfers(3)	—	0.01
Amortization of acquired intangible assets(4)	0.03	0.02
Tax impact of acquisitions(5)	—	(0.01)
Tax impact of intra-entity asset transfers(6)	—	0.01
Adjustment to diluted earnings per share(7)	—	—
Non-GAAP earnings per share, diluted	$0.11	$0.06

Weighted-average shares used to compute GAAP net loss per share, diluted	113,791	109,524

Weighted-average shares used to compute non-GAAP earnings per share, diluted	119,264	117,155
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
(6)    The tax impact of the intra-entity transfers is related to current tax expense based on the applicable Israeli tax rates resulting from our internal restructuring of Cymptom.
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
We have historically experienced, and expect in the future to experience, seasonality in entering into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the third and fourth quarters of the year. The increase in customer agreements in the third quarter is primarily attributable to U.S. government and related agencies, and the increase in the fourth quarter is primarily attributable to large enterprise account buying patterns typical in the software industry. The ratable nature of our subscription revenue makes this seasonality less apparent in our overall financial results. At the end of the first quarter of 2023, we experienced longer sales cycle times in the purchasing and approval phases of our sales cycle, and we expect this trend to continue in 2023.
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
Provision for Income Taxes
Provision for income taxes consists of income taxes in all foreign jurisdictions in which we conduct business and the related withholding taxes on sales with customers. We have recorded deferred tax assets for which a full valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue	$188,839	$159,368
Cost of revenue(1)	45,506	34,930
Gross profit	143,333	124,438
Operating expenses:
Sales and marketing(1)	97,191	81,570
Research and development(1)	38,183	34,290
General and administrative(1)	27,115	26,126
Total operating expenses	162,489	141,986
Loss from operations	(19,156)	(17,548)
Interest income	5,095	250
Interest expense	(7,339)	(3,576)
Other expense, net	(547)	(944)
Loss before income taxes	(21,947)	(21,818)
Provision for income taxes	3,150	2,688
Net loss	$(25,097)	$(24,506)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$2,625	$1,513
Sales and marketing	14,394	10,065
Research and development	8,865	6,463
General and administrative	8,233	7,357
Total stock-based compensation expense	$34,117	$25,398

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue
The following table presents the increase in revenue:

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Subscription revenue	$171,098	$142,687	$28,411	20%
Perpetual license and maintenance revenue	12,181	12,873	(692)	(5)%
Professional services and other revenue	5,560	3,808	1,752	46%
Revenue	$188,839	$159,368	$29,471	18%
The increase in revenue of $29.5 million included $28.7 million from existing customers at April 1, 2022 and $0.8 million from new customers. U.S. revenue increased $16.3 million, or 18%. International revenue increased $13.2 million, or 19%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Cost of revenue	$45,506	$34,930	$10,576	30%
Gross profit	143,333	124,438	18,895	15%
Gross margin	76%	78%
The increase in cost of revenue of $10.6 million was primarily due to:
•a $4.8 million increase in personnel costs, largely associated with an increase in headcount and a $1.1 million increase in stock-based compensation as well as support for cloud-based products;
•a $3.7 million increase in third-party cloud infrastructure costs;
•a $0.7 million increase in amortization of intangible assets due to acquired intangible assets;
•a $0.5 million increase in depreciation and amortization expenses;
•a $0.3 million increase in the cost of goods;
•a $0.2 million increase in professional fees; and
•a $0.2 million increase in allocated overhead.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Sales and marketing	$97,191	$81,570	$15,621	19%
The increase in sales and marketing expense of $15.6 million was primarily due to:
•a $9.0 million increase in personnel costs, largely associated with an increase in headcount and a $4.3 million increase in stock-based compensation;
•a $5.9 million increase in selling expenses, including a $5.5 million increase in travel and meeting costs; and

•a $1.0 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts; partially offset by
•a $0.4 million decrease in sales commissions.
Research and Development

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Research and development	$38,183	$34,290	$3,893	11%
The increase in research and development expense of $3.9 million was primarily due to:
•a $3.0 million increase in personnel costs, largely associated with an increase in headcount and a $2.4 million increase in stock-based compensation;
•a $1.7 million increase in third-party cloud infrastructure costs; partially offset by
•a $0.8 million increase in tax credits.
General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
General and administrative	$27,115	$26,126	$989	4%
The increase in general and administrative expense of $1.0 million was primarily due to:
•a $1.4 million increase in personnel costs, largely associated with an increase in headcount and a $0.9 million increase in stock-based compensation;
•a $0.6 million increase in indirect taxes such as VAT;
•a $0.2 million increase in allocated overhead;
•a $0.2 million increase in travel and meeting costs; and
•a $0.2 million increase in professional fees; partially offset by
•a $1.2 million decrease in acquisition-related expenses; and
•a $0.8 million decrease in intra-entity asset transfer costs related to Cymptom.
Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Interest income	$5,095	$250	$4,845	1,938%
Interest expense	(7,339)	(3,576)	(3,763)	105%
Other expense, net	(547)	(944)	397	(42)%
The $4.8 million increase in interest income was due to higher interest rates on an increased amount of short-term investments and cash and cash equivalents. Interest expense increased $3.8 million primarily due to an increase in the interest rate on our Term Loan. Other expense, net decreased $0.4 million primarily due to an decrease in foreign exchange losses.

Provision for Income Taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Provision for income taxes	$3,150	$2,688	$462	17%
In the three months ended March 31, 2023, the provision for income taxes included:
•$1.9 million of income taxes in foreign jurisdictions in which we conduct business; and
•$1.3 million of discrete expense primarily related to withholding taxes on sales to customers.
In the three months ended March 31, 2022, the provision for income taxes included:
•$1.7 million income taxes in foreign jurisdictions in which we conduct business;
•$0.8 million of current expense from the restructuring of our research and development operations in Israel; and
•$0.7 million of discrete expense primarily related to withholding taxes on sales to customers; partially offset by
•a $0.4 million deferred tax benefit related to the Alsid acquisition.
Liquidity and Capital Resources
At March 31, 2023, we had $360.4 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $256.3 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. Treasury and agency obligations and corporate, Yankee and supranational bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $771.8 million at March 31, 2023.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At March 31, 2023, we had deferred revenue of $642.1 million, of which $490.1 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, and acquiring complementary businesses and technology. We may in the future enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the three months ended March 31, 2023, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Term Loan and Revolving Credit Facility
In July 2021, we entered into a credit agreement, or the Credit Agreement, which is comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility, with a $15.0 million letter of credit sublimit. The Term Loan bears variable interest at a rate of 2.75% per annum over LIBOR, subject to a 0.50% floor. From January 2022 through July 2022, July 2022 through October 2022, October 2022 through January 2023 and January 2023 through April 2023, interest rates on our Term Loan were 3.27%, 5.56%, 7.16% and 7.58%, respectively. Effective April 28, 2023 through May 30, 2023, the Term Loan has an interest rate of 7.77%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement beginning in 2023. The prepayments related to excess cash flow provisions apply if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5, and at March 31, 2023, our first lien net leverage ratio was below that threshold.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over LIBOR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At March 31, 2023, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$38,746	$32,862
Net cash provided by (used in) investing activities	11,140	(33,486)
Net cash provided by financing activities	9,790	10,528
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(108)	(449)
Net increase in cash and cash equivalents and restricted cash	$59,568	$9,455
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash provided by investing activities increased by $44.6 million, primarily due to a $23.0 million decrease in cash paid for acquisitions, an $18.3 million net increase in sales of short-term investments, a $1.8 million decrease in capitalized software development costs and a $1.6 million decrease in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities decreased by $0.7 million, primarily due to a $1.6 million decrease in proceeds from the exercise of stock options which was partially offset by a $1.0 million increase in proceeds from stock issued in connection with our employee stock purchase plan.

Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Amazon Web Services, Inc. for cloud services.
At March 31, 2023, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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
Interest Rate Risk
At March 31, 2023, we had $360.4 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $256.3 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. treasury and agency securities and corporate, Yankee and supranational bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January 2022 through July 2022, July 2022 through October 2022, October 2022 through January 2023 and January 2023 through April 2023, interest rates on our Term Loan were 3.27%, 5.56%, 7.16% and 7.58%, respectively. Effective April 28, 2023 through May 30, 2023, the Term Loan has an interest rate of 7.77%. A one percentage point increase in the rate would increase 2023 interest expense by $2.2 million.
Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the middle of 2023, our borrowings in the second half of 2023 are expected to be subject to the Secured Overnight Financing Rate, or SOFR, under the terms our Term Loan and Revolving Credit Facility.
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
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through March 31, 2023, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that at March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part 1, Item 1A. "Risk Factors" of our of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission ("SEC") on February 24, 2023. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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

TENABLE HOLDINGS, INC.

Date:	May 3, 2023	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)