Form 10-Q
period 2023-06-30
Tenable Holdings, Inc.
filed 2023-08-02
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of July 27, 2023 was 115,639,015.

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$376,059	$300,866
Short-term investments	269,487	266,569
Accounts receivable (net of allowance for doubtful accounts of $308 and $1,400 at June 30, 2023 and December 31, 2022, respectively)	154,436	187,341
Deferred commissions	45,036	44,270
Prepaid expenses and other current assets	54,703	58,121
Total current assets	899,721	857,167
Property and equipment, net	44,764	46,726
Deferred commissions (net of current portion)	64,546	67,238
Operating lease right-of-use assets	37,124	38,495
Acquired intangible assets, net	69,224	75,376
Goodwill	316,520	316,520
Other assets	33,940	38,008
Total assets	$1,465,839	$1,439,530

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,855	$18,722
Accrued compensation	45,220	52,620
Deferred revenue	495,199	502,115
Operating lease liabilities	5,620	5,821
Other current liabilities	6,177	4,882
Total current liabilities	577,071	584,160
Deferred revenue (net of current portion)	154,995	162,487
Term loan, net of issuance costs (net of current portion)	360,609	361,970
Operating lease liabilities (net of current portion)	51,005	52,611
Other liabilities	7,598	7,436
Total liabilities	1,151,278	1,168,664

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 115,529 and 113,056 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	1,156	1,131
Additional paid-in capital	1,101,928	1,017,837
Accumulated other comprehensive loss	(701)	(1,351)
Accumulated deficit	(787,822)	(746,751)
Total stockholders’ equity	314,561	270,866
Total liabilities and stockholders’ equity	$1,465,839	$1,439,530
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$195,036	$164,341	$383,875	$323,709
Cost of revenue	43,514	36,037	89,020	70,967
Gross profit	151,522	128,304	294,855	252,742
Operating expenses:
Sales and marketing	97,800	88,426	194,991	169,996
Research and development	37,845	36,228	76,028	70,518
General and administrative	26,622	26,870	53,737	52,996
Total operating expenses	162,267	151,524	324,756	293,510
Loss from operations	(10,745)	(23,220)	(29,901)	(40,768)
Interest income	6,566	693	11,661	943
Interest expense	(7,750)	(3,588)	(15,089)	(7,164)
Other expense, net	(944)	(1,863)	(1,491)	(2,807)
Loss before income taxes	(12,873)	(27,978)	(34,820)	(49,796)
Provision (benefit) for income taxes	3,101	(479)	6,251	2,209
Net loss	$(15,974)	$(27,499)	$(41,071)	$(52,005)

Net loss per share, basic and diluted	$(0.14)	$(0.25)	$(0.36)	$(0.47)
Weighted-average shares used to compute net loss per share, basic and diluted	115,131	111,041	114,465	110,287
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(15,974)	$(27,499)	$(41,071)	$(52,005)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net	(30)	(493)	650	(1,550)
Other comprehensive (loss) income	(30)	(493)	650	(1,550)
Comprehensive loss	$(16,004)	$(27,992)	$(40,421)	$(53,555)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at March 31, 2023	114,743	$1,147	$1,063,051	$(671)	$(771,848)	$291,679
Exercise of stock options	86	1	594	—	—	595
Vesting of restricted stock units	687	8	(8)	—	—	—
Vesting of performance stock units	13	—	—	—	—	—
Stock-based compensation	—	—	38,291	—	—	38,291
Other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(15,974)	(15,974)
Balance at June 30, 2023	115,529	$1,156	$1,101,928	$(701)	$(787,822)	$314,561

Balance at December 31, 2022	113,056	$1,131	$1,017,837	$(1,351)	$(746,751)	$270,866
Exercise of stock options	166	2	1,535	—	—	1,537
Vesting of restricted stock units	1,930	19	(19)	—	—	—
Vesting of performance stock units	65	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	312	3	9,911	—	—	9,914
Stock-based compensation	—	—	72,665	—	—	72,665
Other comprehensive income	—	—	—	650	—	650
Net loss	—	—	—	—	(41,071)	(41,071)
Balance at June 30, 2023	115,529	$1,156	$1,101,928	$(701)	$(787,822)	$314,561

Balance at March 31, 2022	110,287	$1,103	$906,263	$(1,363)	$(679,035)	$226,968
Exercise of stock options	639	6	6,083	—	—	6,089
Vesting of restricted stock units	648	7	(7)	—	—	—
Stock-based compensation	—	—	32,460	—	—	32,460
Other comprehensive loss	—	—	—	(493)	—	(493)
Net loss	—	—	—	—	(27,499)	(27,499)
Balance at June 30, 2022	111,574	$1,116	$944,799	$(1,856)	$(706,534)	$237,525

Balance at December 31, 2021	108,929	$1,089	$869,059	$(306)	$(654,529)	$215,313
Exercise of stock options	932	9	8,667	—	—	8,676
Vesting of restricted stock units	1,457	15	(15)	—	—	—
Issuance of common stock under employee stock purchase plan	256	3	8,879	—	—	8,882
Stock-based compensation	—	—	58,209	—	—	58,209
Other comprehensive loss	—	—	—	(1,550)	—	(1,550)
Net loss	—	—	—	—	(52,005)	(52,005)
Balance at June 30, 2022	111,574	$1,116	$944,799	$(1,856)	$(706,534)	$237,525
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(41,071)	$(52,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,624	10,141
Stock-based compensation	71,977	57,311
Other	(2,795)	665
Changes in operating assets and liabilities:
Accounts receivable	33,997	27,664
Prepaid expenses and other assets	12,649	16,765
Accounts payable, accrued expenses and accrued compensation	(1,276)	(14,250)
Deferred revenue	(14,408)	16,075
Other current and noncurrent liabilities	(2,758)	1,014
Net cash provided by operating activities	68,939	63,380

Cash flows from investing activities:
Purchases of property and equipment	(1,098)	(3,236)
Capitalized software development costs	(2,813)	(6,327)
Purchases of short-term investments	(147,434)	(119,619)
Sales and maturities of short-term investments	148,760	108,858
Business combinations, net of cash acquired	—	(66,993)
Net cash used in investing activities	(2,585)	(87,317)

Cash flows from financing activities:
Payments on term loan	(1,875)	(1,875)
Proceeds from loan agreement	424	572
Proceeds from stock issued in connection with the employee stock purchase plan	9,914	8,882
Proceeds from the exercise of stock options	1,537	8,676
Other financing activities	(129)	(6)
Net cash provided by financing activities	9,871	16,249
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,032)	(2,471)
Net increase (decrease) in cash and cash equivalents and restricted cash	75,193	(10,159)
Cash and cash equivalents and restricted cash at beginning of period	300,866	278,271
Cash and cash equivalents and restricted cash at end of period	$376,059	$268,112

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,943	$7,366
Cash paid for income taxes, net of refunds	2,236	5,870
Supplemental cash flow information related to leases:
Cash payments for operating leases	$4,590	$1,521
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
The results for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the six months ended June 30, 2023, there were no material changes to our significant accounting policies from those described in our 10-K.

2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Subscription revenue	$176,767	$146,806	$347,865	$289,493
Perpetual license and maintenance revenue	12,154	12,683	24,335	25,556
Professional services and other revenue	6,115	4,852	11,675	8,660
Revenue	$195,036	$164,341	$383,875	$323,709
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 93% of revenue through our channel network in the three and six months ended June 30, 2023 and 92% of revenue through our channel network in the three and six months ended June 30, 2022. One of our distributors accounted for 36% of revenue in the three and six months ended June 30, 2023 and 38% of revenue in the three and six months ended June 30, 2022. That same distributor accounted for 31% and 36% of accounts receivable at June 30, 2023 and December 31, 2022, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, we recognized revenue of $179.0 million, $148.2 million, $319.2 million and $260.6 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At June 30, 2023, the future estimated revenue related to unsatisfied performance obligations was $662.7 million, of which approximately 76% is expected to be recognized as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$108,380	$99,263	$111,508	$99,949
Capitalization of contract acquisition costs	13,385	12,073	22,292	22,403
Amortization of deferred contract acquisition costs	(12,183)	(11,336)	(24,218)	(22,352)
Ending balance	$109,582	$100,000	$109,582	$100,000

3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	June 30, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$232,888	$—	$—	$232,888
Total cash equivalents	$232,888	$—	$—	$232,888

Short-term investments
Commercial paper	$113,319	$—	$(99)	$113,220
Corporate bonds	50,115	—	(246)	49,869
Asset backed securities	23,719	—	(100)	23,619
Certificates of deposit	10,000	—	—	10,000
Yankee bond	4,022	—	(58)	3,964
U.S. Treasury and agency obligations	69,013	6	(204)	68,815
Total short-term investments	$270,188	$6	$(707)	$269,487

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$201,476	$—	$—	$201,476
Total cash equivalents	$201,476	$—	$—	$201,476

Short-term investments
Commercial paper	$144,093	$2	$(377)	$143,718
Corporate bonds	37,778	—	(194)	37,584
Asset backed securities	19,723	11	(161)	19,573
Certificates of deposit	10,000	—	—	10,000
Supranational bonds	4,017	—	(67)	3,950
U.S. Treasury and agency obligations	52,309	—	(565)	51,744
Total short-term investments	$267,920	$13	$(1,364)	$266,569
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At June 30, 2023 and December 31, 2022, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.

The contractual maturities of our short-term investments are as follows:

	June 30, 2023		December 31, 2022
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$241,042	$240,552	$243,430	$242,129
Due between one and two years	29,146	28,935	24,490	24,440
Total short-term investments	$270,188	$269,487	$267,920	$266,569
At June 30, 2023 and December 31, 2022, cash and cash equivalents included $8.6 million and $5.8 million, respectively, of restricted cash primarily related to collateral for our outstanding letters of credit.
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$232,888	$—	$—	$232,888
Total cash equivalents	$232,888	$—	$—	$232,888

Short-term investments
Commercial paper	$—	$113,220	$—	$113,220
Corporate bonds	—	49,869	—	49,869
Asset backed securities	—	23,619	—	23,619
Certificates of deposit	—	10,000	—	10,000
Yankee bond	—	3,964	—	3,964
U.S. Treasury and agency obligations	—	68,815	—	68,815
Total short-term investments	$—	$269,487	$—	$269,487

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$201,476	$—	$—	$201,476
Total cash equivalents	$201,476	$—	$—	$201,476

Short-term investments
Commercial paper	$—	$143,718	$—	$143,718
Corporate bonds	—	37,584	—	37,584
Asset backed securities	—	19,573	—	19,573
Certificates of deposit	—	10,000	—	10,000
Supranational bonds	—	3,950	—	3,950
U.S. Treasury and agency obligations	—	51,744	—	51,744
Total short-term investments	$—	$266,569	$—	$266,569
At June 30, 2023 and December 31, 2022, we had $15.0 million of non-marketable simple agreements for future equity ("SAFE") investments with privately held companies, which are included in other assets on our consolidated balance sheets. We record our SAFE investments at cost, less any impairment, plus or minus observable price changes for similar investments of the same issuer. No material events impacted the carrying value of our SAFE investments in the six months ended June 30, 2023 or 2022.
We did not have any liabilities measured and recorded at fair value on a recurring basis at June 30, 2023 and December 31, 2022.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Computer software and equipment	$21,972	$21,676
Internally developed software	26,979	23,479
Furniture and fixtures	5,940	5,940
Leasehold improvements	28,506	28,214
Right-of-use assets under finance leases	748	748
Total	84,145	80,057
Less: accumulated depreciation and amortization	(39,381)	(33,331)
Property and equipment, net	$44,764	$46,726
Depreciation and amortization related to property and equipment was $3.2 million, $2.4 million, $6.5 million and $4.9 million in the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, respectively.
6. Goodwill and Intangible Assets
At June 30, 2023 and December 31, 2022, our goodwill balance was $316.5 million.

Acquired intangible assets subject to amortization are as follows:

	June 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$97,037	$(27,825)	$69,212	$97,037	$(21,738)	$75,299
Trade name	490	(478)	12	490	(413)	77
	$97,527	$(28,303)	$69,224	$97,527	$(22,151)	$75,376
Amortization of acquired intangible assets was $3.1 million, $2.8 million, $6.2 million and $5.2 million in the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 6.2 years.
At June 30, 2023, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2023(1)	$6,099
2024	12,175
2025	12,175
2026	11,990
2027	9,960
Thereafter	16,825
Total	$69,224
_______________
(1)    Represents the six months ending December 31, 2023.
7. Leases
We have operating leases for office facilities. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$1,902	$1,770	$3,790	$3,587
Rent expense for short-term leases in the three and six months ended June 30, 2023 and 2022 was not material.
Supplemental information related to leases was as follows:

	June 30, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term	7.8 years	8.2 years
Weighted average discount rate	5.6%	5.6%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
ROU assets obtained in exchange for lease obligations
Operating leases	$1,234	$393	$1,234	$393

Maturities of operating lease liabilities at June 30, 2023 were as follows:

(in thousands)
Year ending December 31,
2023(1)	$4,090
2024	8,988
2025	9,536
2026	8,860
2027	8,386
Thereafter	30,809
Total lease payments	70,669
Less: Imputed interest	(14,044)
Total	$56,625
_______________
(1)    Represents the six months ending December 31, 2023.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	June 30, 2023
Term loan	$369,375
Less: Unamortized debt discount and issuance costs	(6,062)
Term loan, net of issuance costs	363,313
Less: Term loan, net, current (1)	(2,704)
Term loan, net of issuance costs (net of current portion)	$360,609
_______________
(1)    Term loan, net current is included in other current liabilities on our consolidated balance sheets.
On June 1, 2023, we began using the Secured Overnight Financing Rate ("SOFR") instead of LIBOR. The Term Loan bears interest at a rate of 2.75% per annum over SOFR, subject to a 0.50% floor, plus a credit spread adjustment depending on the interest period. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date.
Our Term Loan is recorded at its carrying value. At June 30, 2023, the fair value of our Term Loan was approximately $367.5 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of the Term Loan at June 30, 2023 were as follows:

(in thousands)
Year ending December 31,
2023(1)	$1,875
2024	3,750
2025	3,750
2026	3,750
2027	3,750
Thereafter	352,500
Total	$369,375
_______________
(1)    Represents the six months ending December 31, 2023.
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At June 30, 2023, our first lien net leverage ratio was 1.25.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. Additionally, we pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Revolving Credit Facility contains a $15.0 million letter of credit sublimit. At June 30, 2023, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At June 30, 2023, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In July 2021, we entered into a contract with Amazon Web Services, Inc. ("AWS") for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years one, two and three, respectively, for a total of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference. At June 30, 2023, we have met our commitments for both the first and second years of our contract with AWS.
Letters of Credit
At June 30, 2023, we had $8.2 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases.
10. Stock-Based Compensation
Under the evergreen provision in our 2018 Equity Incentive Plan, in January 2023 we reserved an additional 5.7 million shares of our common stock. At June 30, 2023, there were 24.0 million shares available for grant.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$2,906	$2,114	$5,531	$3,627
Sales and marketing	16,423	12,766	30,817	22,831
Research and development	9,764	8,077	18,629	14,540
General and administrative	8,767	8,956	17,000	16,313
Total stock-based compensation expense	$37,860	$31,913	$71,977	$57,311

At June 30, 2023, the unrecognized stock-based compensation expense related to unvested restricted stock units ("RSUs") was $315.7 million, which is expected to be recognized over an estimated remaining weighted average period of 2.8 years.
At June 30, 2023, the unrecognized stock-based compensation expense related to unvested performance stock units ("PSUs") was $9.1 million, which is expected to be recognized over an estimated remaining weighted average period of 3.3 years.
At June 30, 2023, the unrecognized stock-based compensation expense related to our 2018 ESPP was $8.8 million, which is expected to be recognized over an estimated weighted average period of 0.7 years.
RSUs and PSUs
A summary of our RSU and PSU activity is presented below:

	RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	6,894	$43.26	196	$44.97
Granted	3,376	43.08	188	43.24
Performance adjustment(1)	—	—	12	44.97
Vested	(1,930)	42.34	(65)	44.97
Forfeited	(377)	45.45	—	—
Unvested balance at June 30, 2023	7,963	43.30	331	43.99
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,485	$8.96	4.5	$160,135
Granted	—	—
Exercised	(166)	9.24		5,407
Forfeited/canceled	—	—
Outstanding and exercisable at June 30, 2023	5,319	8.95	4.0	184,051
2018 Employee Stock Purchase Plan
Under the evergreen provision in our 2018 Employee Stock Purchase Plan ("2018 ESPP"), in January 2023 we reserved an additional 1.7 million shares of our common stock. At June 30, 2023, there were 8.9 million shares reserved for issuance under our 2018 ESPP.
In the six months ended June 30, 2023, employees purchased 311,614 shares of our common stock at a weighted average price of $31.82 per share, resulting in $9.9 million of cash proceeds. At June 30, 2023, there was $6.6 million of employee contributions to the 2018 ESPP included in accrued compensation.

The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	51.0% — 58.1%	42.8% — 51.7%
Risk-free interest rate	4.8% — 5.0%	0.1%
Expected dividend yield	—	—
11. Income Taxes
In the six months ended June 30, 2023, the provision for income taxes included $4.1 million of income taxes in foreign jurisdictions in which we conduct business and $2.2 million of discrete items primarily related to withholding taxes on sales to customers.
In the six months ended June 30, 2022, the provision included $2.9 million of income taxes in foreign jurisdictions in which we conduct business, $1.6 million of current expense from the restructuring of our research and development operations in Israel, partially offset by $0.8 million of deferred tax benefits related to the Alsid acquisition. Additionally, the provision included $1.0 million of discrete items, primarily withholding taxes on sales to customers, which is more than offset by a benefit of $2.5 million from partially releasing the valuation allowance associated with the Bit Discovery acquisition.
12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss	$(15,974)	$(27,499)	$(41,071)	$(52,005)

Weighted-average shares used to compute net loss per share, basic and diluted	115,131	111,041	114,465	110,287
Net loss per share, basic and diluted	$(0.14)	$(0.25)	$(0.36)	$(0.47)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	June 30,
(in thousands)	2023	2022
RSUs	7,963	7,754
Stock options	5,319	5,727
Shares to be issued under the 2018 ESPP	210	160
PSUs	143	—
Total	13,635	13,641
13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.

Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
The Americas	$122,210	$104,979	$241,494	$204,479
Europe, Middle East and Africa	50,781	41,523	99,040	84,662
Asia Pacific	22,045	17,839	43,341	34,568
Revenue	$195,036	$164,341	$383,875	$323,709
Customers located in the United States accounted for 55% of revenue in the three and six months ended June 30, 2023 and 57% of revenue in the three and six months ended June 30, 2022. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	June 30, 2023	December 31, 2022
United States	$38,815	$39,843
International	5,949	6,883
Property and equipment, net	$44,764	$46,726

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
Tenable One incorporates Tenable Vulnerability Management, Tenable Web App Scanning, Tenable Lumin, Tenable Cloud Security, Tenable Identity Exposure, Tenable Attack Surface Management and Tenable Security Center. All of these products are also offered as standalone solutions, alongside Tenable OT Security and Tenable Nessus.
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
Revenue in the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022 was $195.0 million, $164.3 million, $383.9 million and $323.7 million, respectively, representing year-over-year growth of 19% in the quarterly and year-to-date periods. Our recurring revenue, which includes revenue from subscription arrangements for software (both revenue recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 95% of revenue in the three and six months ended

June 30, 2023 and 2022. Our net loss in the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022 was $16.0 million, $27.5 million, $41.1 million and $52.0 million, respectively, as we continue to invest in our business and market opportunity. Our cash flows from operating activities was $30.2 million, $30.5 million, $68.9 million and $63.4 million in the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, respectively. Cash flows from operating activities typically decline in the second quarter from the first quarter primarily due to the timing of collections from fourth quarter sales.
Financial Highlights
Below are our key financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$195,036	$164,341	$383,875	$323,709
Loss from operations	(10,745)	(23,220)	(29,901)	(40,768)
Net loss	(15,974)	(27,499)	(41,071)	(52,005)
Net loss per share, basic and diluted	(0.14)	(0.25)	(0.36)	(0.47)
Net cash provided by operating activities	30,193	30,518	68,939	63,380
Purchases of property and equipment	(711)	(1,229)	(1,098)	(3,236)
Capitalized software development costs	(1,790)	(3,523)	(2,813)	(6,327)
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$195,036	$164,341	$383,875	$323,709
Deferred revenue (current), end of period	495,199	415,378	495,199	415,378
Deferred revenue (current), beginning of period(1)	(490,076)	(405,594)	(502,115)	(408,443)
Calculated current billings	$200,159	$174,125	$376,959	$330,644
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$30,193	$30,518	$68,939	$63,380
Purchases of property and equipment	(711)	(1,229)	(1,098)	(3,236)
Capitalized software development costs(1)	(1,790)	(3,523)	(2,813)	(6,327)
Free cash flow(2)	$27,692	$25,766	$65,028	$53,817
_______________
(1)    Capitalized software development costs were previously included in purchases of property and equipment.
(2)    Free cash flow for the periods presented was impacted by:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cash paid for interest and other financing costs	$(12,123)	$(3,315)	$(18,943)	$(7,366)
Employee stock purchase plan activity	4,419	4,343	(271)	307
Acquisition-related expenses	(21)	(1,269)	(259)	(1,997)
Costs related to intra-entity asset transfers	—	—	—	(838)
Tax payment on intra-entity asset transfers	—	—	—	(2,697)
Free cash flow for the three and six months ended June 30, 2022 was benefited by approximately $2 million and $8 million, respectively, from prepayments of software subscription costs, insurance and rent in prior quarters.

Customer Metrics
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended June 30,
	2023	2022	Change (%)
Number of new enterprise platform customers added in period(1)	426	540	(21)%
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable One, Tenable Vulnerability Management, Tenable Cloud Security, Tenable Identity Exposure, Tenable OT Security or Tenable Security Center for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Tenable Nessus Expert to enterprise platforms.

	June 30,
	2023	2022	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	1,507	1,191	27%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	June 30,
(in thousands)	2023		2022
Dollar-based net expansion rate	111%	1.11	118%
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Loss from operations	$(10,745)	$(23,220)	$(29,901)	$(40,768)
Stock-based compensation	37,860	31,913	71,977	57,311
Acquisition-related expenses	30	713	130	2,054
Costs related to intra-entity asset transfers(1)	—	—	—	838
Amortization of acquired intangible assets	3,073	2,785	6,153	5,212
Non-GAAP income from operations	$30,218	$12,191	$48,359	$24,647

Operating margin	(6)%	(14)%	(8)%	(13)%
Non-GAAP operating margin	15%	7%	13%	8%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2023	2022	2023	2022
Net loss	$(15,974)	$(27,499)	$(41,071)	$(52,005)
Stock-based compensation	37,860	31,913	71,977	57,311
Tax impact of stock-based compensation(1)	1,336	188	2,253	1,254
Acquisition-related expenses(2)	30	713	130	2,054
Costs related to intra-entity asset transfers(3)	—	—	—	838
Amortization of acquired intangible assets(4)	3,073	2,785	6,153	5,212
Tax impact of acquisitions(5)	(59)	(2,907)	(113)	(3,349)
Tax impact of intra-entity asset transfers(6)	—	770	—	1,613
Non-GAAP net income	$26,266	$5,963	$39,329	$12,928

Net loss per share, diluted	$(0.14)	$(0.25)	$(0.36)	$(0.47)
Stock-based compensation	0.33	0.29	0.63	0.52
Tax impact of stock-based compensation(1)	0.01	—	0.02	0.01
Acquisition-related expenses(2)	—	0.01	—	0.02
Costs related to intra-entity asset transfers(3)	—	—	—	0.01
Amortization of acquired intangible assets(4)	0.03	0.02	0.05	0.05
Tax impact of acquisitions(5)	—	(0.03)	—	(0.03)
Tax impact of intra-entity asset transfers(6)	—	0.01	—	0.01
Adjustment to diluted earnings per share(7)	(0.01)	—	(0.01)	(0.01)
Non-GAAP earnings per share, diluted	$0.22	$0.05	$0.33	$0.11

Weighted-average shares used to compute GAAP net loss per share, diluted	115,131	111,041	114,465	110,287

Weighted-average shares used to compute non-GAAP earnings per share, diluted	120,057	118,057	119,665	117,610
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
(5)    The tax impact of acquisitions for all periods presented includes the deferred tax benefits of the Alsid acquisition. Additionally, the tax impact of acquisitions for the three and six months ended June 30, 2022 includes a reversal of the $2.5 million income tax benefit recognized for GAAP purposes related to the partial release of our valuation allowance associated with the Bit Discovery acquisition.
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
We have historically experienced, and expect in the future to experience, seasonality in entering into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the third and fourth quarters of the year. The increase in customer agreements in the third quarter is primarily attributable to U.S. government and related agencies, and the increase in the fourth quarter is primarily attributable to large enterprise account buying patterns typical in the software industry. The ratable nature of our subscription revenue makes this seasonality less apparent in our overall financial results. At the end of the first quarter of 2023, we experienced longer sales cycle times in the purchasing and approval phases of our sales cycle, and this trend may continue in 2023.
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

We expect our general and administrative expense to continue to increase in absolute dollars and decrease as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period due to the timing and extent of these expenses.
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
    Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$195,036	$164,341	$383,875	$323,709
Cost of revenue(1)	43,514	36,037	89,020	70,967
Gross profit	151,522	128,304	294,855	252,742
Operating expenses:
Sales and marketing(1)	97,800	88,426	194,991	169,996
Research and development(1)	37,845	36,228	76,028	70,518
General and administrative(1)	26,622	26,870	53,737	52,996
Total operating expenses	162,267	151,524	324,756	293,510
Loss from operations	(10,745)	(23,220)	(29,901)	(40,768)
Interest income	6,566	693	11,661	943
Interest expense	(7,750)	(3,588)	(15,089)	(7,164)
Other expense, net	(944)	(1,863)	(1,491)	(2,807)
Loss before income taxes	(12,873)	(27,978)	(34,820)	(49,796)
Provision (benefit) for income taxes	3,101	(479)	6,251	2,209
Net loss	$(15,974)	$(27,499)	$(41,071)	$(52,005)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$2,906	$2,114	$5,531	$3,627
Sales and marketing	16,423	12,766	30,817	22,831
Research and development	9,764	8,077	18,629	14,540
General and administrative	8,767	8,956	17,000	16,313
Total stock-based compensation expense	$37,860	$31,913	$71,977	$57,311

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue
The following table presents the increase in revenue:

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Subscription revenue	$176,767	$146,806	$29,961	20%
Perpetual license and maintenance revenue	12,154	12,683	(529)	(4)%
Professional services and other revenue	6,115	4,852	1,263	26%
Revenue	$195,036	$164,341	$30,695	19%
The increase in revenue of $30.7 million included $32.3 million from existing customers at July 1, 2022, net of a decrease from new customers of $1.6 million. U.S. revenue increased $13.8 million, or 15%. International revenue increased $16.9 million, or 24%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Cost of revenue	$43,514	$36,037	$7,477	21%
Gross profit	151,522	128,304	23,218	18%
Gross margin	78%	78%
The increase in cost of revenue of $7.5 million was primarily due to:
•a $3.8 million increase in personnel costs, including a $0.8 million increase in stock-based compensation;
•a $2.9 million increase in third-party cloud infrastructure costs; and
•a $0.6 million increase in depreciation and amortization expenses.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Sales and marketing	$97,800	$88,426	$9,374	11%
The increase in sales and marketing expense of $9.4 million was primarily due to:
•a $6.1 million increase in personnel costs largely associated with an increase in headcount, including a $3.7 million increase in stock-based compensation;
•a $2.5 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $0.9 million increase in selling expenses, including travel and meeting costs and the cost of software subscriptions; and
•a $0.5 million increase in allocated overhead; partially offset by
•a $0.8 million decrease in sales commissions.

Research and Development

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Research and development	$37,845	$36,228	$1,617	4%
The increase in research and development expense of $1.6 million was primarily due to:
•a $1.0 million increase in third-party cloud infrastructure costs;
•a $0.3 million net increase in personnel costs including a $1.7 million increase in stock-based compensation; and
•a $0.3 million increase in allocated overhead.
General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
General and administrative	$26,622	$26,870	$(248)	(1)%
The decrease in general and administrative expense of $0.2 million was primarily due to:
•a $0.6 million decrease in acquisition-related expenses;
•a $0.3 million decrease in allocated overhead; and
•a $0.3 million decrease in personnel costs including a $0.2 million decrease in stock-based compensation; partially offset by
•a $0.6 million increase in professional fees;
•a $0.2 million increase in travel and meeting costs; and
•a $0.2 million increase in indirect taxes such as VAT.
Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Interest income	$6,566	$693	$5,873	847%
Interest expense	(7,750)	(3,588)	(4,162)	116%
Other expense, net	(944)	(1,863)	919	(49)%
The $5.9 million increase in interest income was due to higher interest rates on an increased amount of cash and cash equivalents and short-term investments. The $4.2 million increase in interest expense was primarily related to an increase in the variable rate of our Term Loan. The $0.9 million decrease in other expense, net was primarily due to a decrease in foreign exchange losses.
Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Provision (benefit) for income taxes	$3,101	$(479)	$3,580	(747)%
In the three months ended June 30, 2023, the provision for income taxes included:
•$2.2 million of income taxes in foreign jurisdictions in which we conduct business; and

•$0.9 million of discrete items primarily related to withholding taxes on sales to customers.
In the three months ended June 30, 2022, the benefit for income taxes included:
•a $2.5 million benefit from partially releasing the valuation allowance associated with the Bit Discovery acquisition; and
•$0.4 million of deferred tax benefits related to the Alsid acquisition; partially offset by
•$1.2 million of income taxes in foreign jurisdictions in which we conduct business;
•$0.8 million of current expense from the restructuring of our research and development operations in Israel; and
•$0.4 million of discrete items primarily related to withholding taxes on sales to customers.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue
The following table presents the increase in revenue:

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Subscription revenue	$347,865	$289,493	$58,372	20%
Perpetual license and maintenance revenue	24,335	25,556	(1,221)	(5)%
Professional services and other revenue	11,675	8,660	3,015	35%
Revenue	$383,875	$323,709	$60,166	19%
The increase in revenue of $60.2 million included $62.4 million from existing customers at July 1, 2022, net of a decrease from new customers of $2.2 million. U.S. revenue increased $30.1 million, or 16%. International revenue increased $30.1 million, or 21%.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Cost of revenue	$89,020	$70,967	$18,053	25%
Gross profit	294,855	252,742	42,113	17%
Gross margin	77%	78%
The increase in cost of revenue of $18.1 million was primarily due to:
•an $8.6 million increase in personnel costs, largely associated with an increase in headcount and including a $1.9 million increase in stock-based compensation as well as support for cloud-based products;
•a $6.6 million increase in third-party cloud infrastructure costs;
•a $1.1 million increase in depreciation and amortization expenses;
•a $0.9 million increase in amortization of intangible assets due to acquired intangible assets; and
•a $0.4 million increase in allocated overhead.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Sales and marketing	$194,991	$169,996	$24,995	15%

The increase in sales and marketing expense of $25.0 million was primarily due to:
•a $15.1 million increase in personnel costs, largely associated with an increase in headcount and an $8.0 million increase in stock-based compensation;
•a $6.8 million increase in selling expenses, including a $6.1 million increase in travel and meeting costs; and
•a $3.6 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts; partially offset by
•a $1.2 million decrease in sales commissions.
Research and Development

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Research and development	$76,028	$70,518	$5,510	8%
The increase in research and development expense of $5.5 million was primarily due to:
•a $3.2 million net increase in personnel costs, largely associated with an increase in headcount, including a $4.1 million increase in stock-based compensation;
•a $2.8 million increase in third-party cloud infrastructure costs; and
•a $0.3 million increase in travel and meeting costs; partially offset by
•a $0.9 million increase in tax credits.
General and Administrative

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
General and administrative	$53,737	$52,996	$741	1%
The increase in general and administrative expense of $0.7 million was primarily due to:
•a $1.1 million increase in personnel costs, largely associated with an increase in headcount and a $0.7 million increase in stock-based compensation;
•a $0.8 million increase in indirect taxes such as VAT;
•a $0.4 million increase in travel and meeting costs; and
•a $0.8 million increase in professional fees; partially offset by
•a $1.9 million decrease in acquisition-related expenses; and
•a $0.8 million decrease in intra-entity asset transfer costs related to Cymptom.
Interest Income, Interest Expense and Other Expense, Net

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Interest income	$11,661	$943	$10,718	1,137%
Interest expense	(15,089)	(7,164)	(7,925)	111%
Other expense, net	(1,491)	(2,807)	1,316	(47)%
The $10.7 million increase in interest income was due to higher interest rates on an increased amount of short-term investments and cash and cash equivalents. Interest expense increased $7.9 million due to an increase in the interest rate on our Term Loan. Other expense, net decreased $1.3 million primarily due to a decrease in foreign exchange losses.

Provision for Income Taxes

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Provision for income taxes	$6,251	$2,209	$4,042	183%
In the six months ended June 30, 2023, the provision for income taxes included:
•$4.1 million of income taxes in foreign jurisdictions in which we conduct business; and
•$2.2 million of discrete items primarily related to withholding taxes on sales to customers.
In the six months ended June 30, 2022, the provision for income taxes included:
•$2.9 million income taxes in foreign jurisdictions in which we conduct business;
•$1.6 million of current expense from the restructuring of our research and development operations in Israel; and
•$1.0 million of discrete items primarily related to withholding taxes on sales to customers; partially offset by
•a $2.5 million benefit from partially releasing the valuation allowance associated with the Bit Discovery acquisition; and
•$0.8 million deferred tax benefits related to the Alsid acquisition.
Liquidity and Capital Resources
At June 30, 2023, we had $376.1 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $269.5 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. Treasury and agency obligations and corporate and Yankee bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $787.8 million at June 30, 2023.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At June 30, 2023, we had deferred revenue of $650.2 million, of which $495.2 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
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
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the six months ended June 30, 2023, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Term Loan and Revolving Credit Facility
In July 2021, we entered into a credit agreement, or the Credit Agreement, which is comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility, with a $15.0 million letter of credit sublimit. On June 1, 2023, we began using SOFR instead of LIBOR. The Term Loan bears interest at a rate of 2.75% per annum over SOFR, subject to a 0.50% floor, plus a credit spread adjustment depending on the interest period.
From January to June 2023, interest rates on our Term Loan have been between 7.16% and 7.90%. In July 2023 and August 2023, the Term Loan has interest rates of 7.97% and 8.18%, respectively. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At June 30, 2023, our first lien net leverage ratio was 1.25.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At June 30, 2023, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$68,939	$63,380
Net cash used in investing activities	(2,585)	(87,317)
Net cash provided by financing activities	9,871	16,249
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,032)	(2,471)
Net increase (decrease) in cash and cash equivalents and restricted cash	$75,193	$(10,159)
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash used in investing activities decreased by $84.7 million, primarily due to a $67.0 million decrease in cash paid for acquisitions, a $12.1 million net increase in sales of short-term investments, a $3.5 million decrease in capitalized software development costs and a $2.1 million decrease in purchases of property and equipment.

Financing Activities
Net cash provided by financing activities decreased by $6.4 million, primarily due to a $7.1 million decrease in proceeds from the exercise of stock options, which was partially offset by a $1.0 million increase in proceeds from stock issued in connection with our employee stock purchase plan.
Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Amazon Web Services, Inc. for cloud services.
At June 30, 2023, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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
Interest Rate Risk
At June 30, 2023, we had $376.1 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $269.5 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. treasury and agency securities and corporate and Yankee bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to June 2023, interest rates on our Term Loan have been between 7.16% and 7.90%. In July 2023 and August 2023, the Term Loan has interest rates of 7.97% and 8.18%, respectively. A one percentage point increase in the rate would increase 2023 interest expense by $1.2 million.
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
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through June 30, 2023, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that at June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Item 1A.    Risk Factors
Except for the risk factor disclosed below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A. "Risk Factors" of our of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission ("SEC") on February 24, 2023. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could impact our financial statements.
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
For example, in July 2023, the SEC adopted rules requiring the disclosure of information about a material cybersecurity incident on Form 8-K within four business days of determining that the incident is material, unless the US Attorney General concludes that such a disclosure would pose a substantial risk to national security or public safety. Additionally, these rules require disclosures describing the processes used to identify, assess and manage cybersecurity risks, management's role in assessing and managing material risks from cybersecurity threats and the board of directors' role in overseeing cybersecurity risks.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Items 3 and 4 are not applicable and have been omitted.
Item 5.        Other Information
Rule 10b5-1 Plan Elections
Mark Thurmond, our Chief Operating Officer, entered into a prearranged stock trading plan on May 24, 2023. Mr. Thurmond's plan includes the potential sale of 146,267 shares of our common stock between August 22, 2023 and November 29, 2024. Of the shares of common stock that may be sold pursuant to Mr. Thurmond's plan, 137,857 are shares to be issued upon the vesting of restricted stock units and include shares that will be automatically sold to cover mandatory tax withholding obligations.
Mr. Thurmond’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding insider transactions.

Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on June 29, 2018
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.1	Amendment No. 1 to Credit Agreement, dated as of June 1, 2023, by and among Tenable, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Filed herewith
10.2	Form of Restricted Stock Unit Grant Notice and Agreement under the 2018 Equity Incentive Plan	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	August 2, 2023	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)