Form 10-Q
period 2023-09-30
Tenable Holdings, Inc.
filed 2023-11-09
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of November 3, 2023 was 116,934,931.

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$445,316	$300,866
Short-term investments	247,658	266,569
Accounts receivable (net of allowance for doubtful accounts of $225 and $1,400 at September 30, 2023 and December 31, 2022, respectively)	179,432	187,341
Deferred commissions	46,132	44,270
Prepaid expenses and other current assets	52,529	58,121
Total current assets	971,067	857,167
Property and equipment, net	44,076	46,726
Deferred commissions (net of current portion)	65,412	67,238
Operating lease right-of-use assets	35,989	38,495
Acquired intangible assets, net	66,169	75,376
Goodwill	316,520	316,520
Other assets	25,213	38,008
Total assets	$1,524,446	$1,439,530

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,880	$18,722
Accrued compensation	44,850	52,620
Deferred revenue	518,372	502,115
Operating lease liabilities	5,655	5,821
Other current liabilities	4,986	4,882
Total current liabilities	600,743	584,160
Deferred revenue (net of current portion)	163,086	162,487
Term loan, net of issuance costs (net of current portion)	359,941	361,970
Operating lease liabilities (net of current portion)	49,382	52,611
Other liabilities	7,621	7,436
Total liabilities	1,180,773	1,168,664

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 116,470 and 113,056 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	1,165	1,131
Additional paid-in capital	1,146,435	1,017,837
Accumulated other comprehensive loss	(540)	(1,351)
Accumulated deficit	(803,387)	(746,751)
Total stockholders’ equity	343,673	270,866
Total liabilities and stockholders’ equity	$1,524,446	$1,439,530
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$201,529	$174,851	$585,404	$498,560
Cost of revenue	45,754	38,582	134,774	109,549
Gross profit	155,775	136,269	450,630	389,011
Operating expenses:
Sales and marketing	94,759	88,123	289,750	258,119
Research and development	37,052	36,131	113,080	106,649
General and administrative	31,877	24,973	85,614	77,969
Total operating expenses	163,688	149,227	488,444	442,737
Loss from operations	(7,913)	(12,958)	(37,814)	(53,726)
Interest income	7,662	1,803	19,323	2,746
Interest expense	(8,119)	(5,082)	(23,208)	(12,246)
Other expense, net	(6,502)	(2,073)	(7,993)	(4,880)
Loss before income taxes	(14,872)	(18,310)	(49,692)	(68,106)
Provision for income taxes	693	420	6,944	2,629
Net loss	$(15,565)	$(18,730)	$(56,636)	$(70,735)

Net loss per share, basic and diluted	$(0.13)	$(0.17)	$(0.49)	$(0.64)
Weighted-average shares used to compute net loss per share, basic and diluted	115,954	111,937	114,967	110,843
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(15,565)	$(18,730)	$(56,636)	$(70,735)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities, net	161	(13)	811	(1,563)
Other comprehensive income (loss)	161	(13)	811	(1,563)
Comprehensive loss	$(15,404)	$(18,743)	$(55,825)	$(72,298)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Common Stock				Accumulated Deficit
(in thousands)	Shares	Amount
Balance at June 30, 2023	115,529	$1,156	$1,101,928	$(701)	$(787,822)	$314,561
Exercise of stock options	123	1	883	—	—	884
Vesting of restricted stock units	611	6	(6)	—	—	—
Vesting of performance stock units	13	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	194	2	6,308	—	—	6,310
Stock-based compensation	—	—	37,322	—	—	37,322
Other comprehensive income	—	—	—	161	—	161
Net loss	—	—	—	—	(15,565)	(15,565)
Balance at September 30, 2023	116,470	$1,165	$1,146,435	$(540)	$(803,387)	$343,673

Balance at December 31, 2022	113,056	$1,131	$1,017,837	$(1,351)	$(746,751)	$270,866
Exercise of stock options	289	3	2,418	—	—	2,421
Vesting of restricted stock units	2,541	25	(25)	—	—	—
Vesting of performance stock units	78	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	506	5	16,219	—	—	16,224
Stock-based compensation	—	—	109,987	—	—	109,987
Other comprehensive income	—	—	—	811	—	811
Net loss	—	—	—	—	(56,636)	(56,636)
Balance at September 30, 2023	116,470	$1,165	$1,146,435	$(540)	$(803,387)	$343,673

Balance at June 30, 2022	111,574	$1,116	$944,799	$(1,856)	$(706,534)	$237,525
Exercise of stock options	158	2	1,977	—	—	1,979
Vesting of restricted stock units	482	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	187	2	5,907	—	—	5,909
Stock-based compensation	—	—	33,185	—	—	33,185
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(18,730)	(18,730)
Balance at September 30, 2022	112,401	$1,124	$985,864	$(1,869)	$(725,264)	$259,855

Balance at December 31, 2021	108,929	$1,089	$869,059	$(306)	$(654,529)	$215,313
Exercise of stock options	1,090	11	10,644	—	—	10,655
Vesting of restricted stock units	1,939	19	(19)	—	—	—
Issuance of common stock under employee stock purchase plan	443	5	14,786	—	—	14,791
Stock-based compensation	—	—	91,394	—	—	91,394
Other comprehensive loss	—	—	—	(1,563)	—	(1,563)
Net loss	—	—	—	—	(70,735)	(70,735)
Balance at September 30, 2022	112,401	$1,124	$985,864	$(1,869)	$(725,264)	$259,855
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(56,636)	$(70,735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,900	15,911
Stock-based compensation	108,812	89,954
Other	1,838	2,102
Changes in operating assets and liabilities:
Accounts receivable	9,084	(10,727)
Prepaid expenses and other assets	17,524	20,355
Accounts payable, accrued expenses and accrued compensation	447	(8,829)
Deferred revenue	16,856	61,731
Other current and noncurrent liabilities	(5,475)	(529)
Net cash provided by operating activities	111,350	99,233

Cash flows from investing activities:
Purchases of property and equipment	(1,299)	(5,132)
Capitalized software development costs	(4,707)	(8,778)
Purchases of short-term investments	(217,239)	(190,440)
Sales and maturities of short-term investments	242,864	163,340
Business combinations, net of cash acquired	—	(66,993)
Net cash provided by (used in) investing activities	19,619	(108,003)

Cash flows from financing activities:
Payments on term loan	(2,813)	(2,813)
Proceeds from loan agreement	424	572
Proceeds from stock issued in connection with the employee stock purchase plan	16,224	14,791
Proceeds from the exercise of stock options	2,421	10,655
Other financing activities	(213)	(10)
Net cash provided by financing activities	16,043	23,195
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,562)	(4,276)
Net increase in cash and cash equivalents and restricted cash	144,450	10,149
Cash and cash equivalents and restricted cash at beginning of period	300,866	278,271
Cash and cash equivalents and restricted cash at end of period	$445,316	$288,420

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,786	$10,619
Cash paid for income taxes, net of refunds	6,166	7,630
Supplemental cash flow information related to leases:
Cash payments for operating leases	$6,797	$3,641
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
The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the nine months ended September 30, 2023, there were no material changes to our significant accounting policies from those described in our 10-K.

2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Subscription revenue	$183,268	$156,764	$531,133	$446,257
Perpetual license and maintenance revenue	12,200	12,658	36,535	38,214
Professional services and other revenue	6,061	5,429	17,736	14,089
Revenue	$201,529	$174,851	$585,404	$498,560
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. We derived 93% of revenue through our channel network in the three and nine months ended September 30, 2023 and 92% of revenue through our channel network in the three and nine months ended September 30, 2022. One of our distributors accounted for 36% of revenue in the three and nine months ended September 30, 2023 and 38% of revenue in the three and nine months ended September 30, 2022. That same distributor accounted for 37% and 36% of accounts receivable at September 30, 2023 and December 31, 2022, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, we recognized revenue of $185.9 million, $156.3 million, $430.8 million and $350.6 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At September 30, 2023, the future estimated revenue related to unsatisfied performance obligations was $697.2 million, of which $528.4 million is expected to be recognized as revenue over the next twelve months, and the remainder is expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$109,582	$100,000	$111,508	$99,949
Capitalization of contract acquisition costs	14,527	12,837	36,819	35,240
Amortization of deferred contract acquisition costs	(12,565)	(11,561)	(36,783)	(33,913)
Ending balance	$111,544	$101,276	$111,544	$101,276

3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	September 30, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$103,979	$—	$—	$103,979
Total cash equivalents	$103,979	$—	$—	$103,979

Short-term investments
Commercial paper	$86,244	$—	$(32)	$86,212
Corporate bonds	54,769	—	(264)	54,505
Asset backed securities	16,410	—	(52)	16,358
Certificates of deposit	10,000	—	—	10,000
Yankee bonds	6,893	—	(59)	6,834
U.S. Treasury and agency obligations	73,882	11	(144)	73,749
Total short-term investments	$248,198	$11	$(551)	$247,658

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$201,476	$—	$—	$201,476
Total cash equivalents	$201,476	$—	$—	$201,476

Short-term investments
Commercial paper	$144,093	$2	$(377)	$143,718
Corporate bonds	37,778	—	(194)	37,584
Asset backed securities	19,723	11	(161)	19,573
Certificates of deposit	10,000	—	—	10,000
Supranational bonds	4,017	—	(67)	3,950
U.S. Treasury and agency obligations	52,309	—	(565)	51,744
Total short-term investments	$267,920	$13	$(1,364)	$266,569
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At September 30, 2023 and December 31, 2022, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.

The contractual maturities of our short-term investments are as follows:

	September 30, 2023		December 31, 2022
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$232,140	$231,721	$243,430	$242,129
Due between one and two years	16,058	15,937	24,490	24,440
Total short-term investments	$248,198	$247,658	$267,920	$266,569
At September 30, 2023 and December 31, 2022, cash and cash equivalents included $5.8 million of restricted cash primarily related to collateral for our outstanding letters of credit.
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$103,979	$—	$—	$103,979
Total cash equivalents	$103,979	$—	$—	$103,979

Short-term investments
Commercial paper	$—	$86,212	$—	$86,212
Corporate bonds	—	54,505	—	54,505
Asset backed securities	—	16,358	—	16,358
Certificates of deposit	—	10,000	—	10,000
Yankee bonds	—	6,834	—	6,834
U.S. Treasury and agency obligations	—	73,749	—	73,749
Total short-term investments	$—	$247,658	$—	$247,658

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$201,476	$—	$—	$201,476
Total cash equivalents	$201,476	$—	$—	$201,476

Short-term investments
Commercial paper	$—	$143,718	$—	$143,718
Corporate bonds	—	37,584	—	37,584
Asset backed securities	—	19,573	—	19,573
Certificates of deposit	—	10,000	—	10,000
Supranational bonds	—	3,950	—	3,950
U.S. Treasury and agency obligations	—	51,744	—	51,744
Total short-term investments	$—	$266,569	$—	$266,569
At September 30, 2023 and December 31, 2022, we had $10.0 million and $15.0 million, respectively, of non-marketable simple agreements for future equity ("SAFE") investments with privately held companies, which are included in other assets on our consolidated balance sheets. We record our SAFE investments at cost, less any impairment, plus or minus observable price changes for similar investments of the same issuer. During the three months ended September 30, 2023, we identified impairment indicators for one of our SAFE investments and determined our investment was impaired, resulting in an impairment loss of $5.0 million that was recorded in other expense, net on our consolidated statement of operations.
We did not have any liabilities measured and recorded at fair value on a recurring basis at September 30, 2023 and December 31, 2022.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Computer software and equipment	$22,247	$22,424
Internally developed software	29,362	23,479
Furniture and fixtures	5,949	5,940
Leasehold improvements	28,532	28,214
Total	86,090	80,057
Less: accumulated depreciation and amortization	(42,014)	(33,331)
Property and equipment, net	$44,076	$46,726
Depreciation and amortization related to property and equipment was $3.2 million, $2.7 million, $9.7 million and $7.6 million in the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, respectively.
6. Goodwill and Intangible Assets
At September 30, 2023 and December 31, 2022, our goodwill balance was $316.5 million.

Acquired intangible assets subject to amortization are as follows:

	September 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$97,037	$(30,868)	$66,169	$97,037	$(21,738)	$75,299
Trade name	490	(490)	—	490	(413)	77
	$97,527	$(31,358)	$66,169	$97,527	$(22,151)	$75,376
Amortization of acquired intangible assets was $3.0 million, $3.1 million, $9.2 million and $8.3 million in the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, our acquired intangible assets are expected to be amortized over an estimated remaining weighted average period of 6.0 years.
At September 30, 2023, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2023(1)	$3,044
2024	12,175
2025	12,175
2026	11,990
2027	9,960
Thereafter	16,825
Total	$66,169
_______________
(1)    Represents the three months ending December 31, 2023.
7. Leases
We have operating leases for office facilities. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$1,900	$1,977	$5,690	$5,564
Rent expense for short-term leases in the three and nine months ended September 30, 2023 and 2022 was not material.
Supplemental information related to leases was as follows:

	September 30, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term	7.6 years	8.2 years
Weighted average discount rate	5.6%	5.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$3,863	$1,234	$4,256

Maturities of operating lease liabilities at September 30, 2023 were as follows:

(in thousands)
Year ending December 31,
2023(1)	$1,890
2024	8,934
2025	9,476
2026	8,821
2027	8,359
Thereafter	30,790
Total lease payments	68,270
Less: Imputed interest	(13,233)
Total	$55,037
_______________
(1)    Represents the three months ending December 31, 2023.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	September 30, 2023
Term loan	$368,438
Less: Unamortized debt discount and issuance costs	(5,807)
Term loan, net of issuance costs	362,631
Less: Term loan, net, current (1)	(2,690)
Term loan, net of issuance costs (net of current portion)	$359,941
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
Our Term Loan is recorded at its carrying value. At September 30, 2023, the fair value of our Term Loan was approximately $367.5 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of the Term Loan at September 30, 2023 were as follows:

(in thousands)
Year ending December 31,
2023(1)	$938
2024	3,750
2025	3,750
2026	3,750
2027	3,750
Thereafter	352,500
Total	$368,438
_______________
(1)    Represents the three months ending December 31, 2023.
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At September 30, 2023, our first lien net leverage ratio was 1.21.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. Additionally, we pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Revolving Credit Facility contains a $15.0 million letter of credit sublimit. At September 30, 2023, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At September 30, 2023, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In July 2021, we entered into a contract with Amazon Web Services, Inc. ("AWS") for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years one, two and three, respectively, for a total of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference. We met our commitments for both the first and second years of our contract with AWS, and as of September 30, 2023, we have spent $12.9 million of our third year commitment.
Letters of Credit
At September 30, 2023, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases.
10. Stock-Based Compensation
Under the evergreen provision in our 2018 Equity Incentive Plan, in January 2023 we reserved an additional 5.7 million shares of our common stock. At September 30, 2023, there were 24.0 million shares available for grant.

Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$3,011	$2,341	$8,542	$5,968
Sales and marketing	15,805	13,589	46,622	36,420
Research and development	9,242	8,754	27,871	23,294
General and administrative	8,777	7,959	25,777	24,272
Total stock-based compensation expense	$36,835	$32,643	$108,812	$89,954
At September 30, 2023, the unrecognized stock-based compensation expense related to unvested restricted stock units ("RSUs") was $282.4 million, which is expected to be recognized over an estimated remaining weighted average period of 2.6 years.
At September 30, 2023, the unrecognized stock-based compensation expense related to unvested performance stock units ("PSUs") was $7.4 million, which is expected to be recognized over an estimated remaining weighted average period of 3.1 years.
At September 30, 2023, the unrecognized stock-based compensation expense related to our 2018 Employee Stock Purchase Plan ("2018 ESPP") was $7.4 million, which is expected to be recognized over an estimated weighted average period of 0.6 years.
RSUs and PSUs
A summary of our RSU and PSU activity is presented below:

	RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	6,894	$43.26	196	$44.97
Granted	3,491	43.19	188	43.24
Performance adjustment(1)	—	—	12	44.97
Vested	(2,541)	41.86	(78)	44.97
Forfeited	(501)	45.16	—	—
Unvested balance at September 30, 2023	7,343	43.58	318	43.95
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,485	$8.96	4.5	$160,135
Granted	—	—
Exercised	(289)	8.38		10,265
Forfeited/canceled	—	—
Outstanding and exercisable at September 30, 2023	5,196	8.99	3.7	186,092
2018 Employee Stock Purchase Plan
Under the evergreen provision in our 2018 ESPP, in January 2023 we reserved an additional 1.7 million shares of our common stock. At September 30, 2023, there were 8.7 million shares reserved for issuance under our 2018 ESPP.
In the nine months ended September 30, 2023, employees purchased 506,390 shares of our common stock at a weighted average price of $32.04 per share, resulting in $16.2 million of cash proceeds. At September 30, 2023, there was $4.3 million of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Nine Months Ended September 30,
	2023	2022
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	46.9% — 58.1%	42.8% — 61.0%
Risk-free interest rate	4.8% — 5.4%	0.1% — 3.4%
Expected dividend yield	—	—
11. Income Taxes
In the nine months ended September 30, 2023, the provision for income taxes included $4.3 million of income taxes in foreign jurisdictions in which we conduct business and $2.8 million of discrete items primarily related to withholding taxes on sales to customers, partially offset by $0.2 million of deferred tax benefits related to the Alsid acquisition.
In the nine months ended September 30, 2022, the provision for income taxes included $3.1 million of income taxes in foreign jurisdictions in which we conduct business, $2.1 million of current expense from the restructuring of our research and development operations in Israel, partially offset by $1.8 million of deferred tax benefits related to the Alsid acquisition. Additionally, the provision included $1.7 million of discrete items primarily related to withholding taxes on sales to customers, which was more than offset by a benefit of $2.5 million from partially releasing the valuation allowance associated with the Bit Discovery acquisition.

12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss	$(15,565)	$(18,730)	$(56,636)	$(70,735)

Weighted-average shares used to compute net loss per share, basic and diluted	115,954	111,937	114,967	110,843
Net loss per share, basic and diluted	$(0.13)	$(0.17)	$(0.49)	$(0.64)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	September 30,
(in thousands)	2023	2022
RSUs	7,343	7,515
Stock options	5,196	5,569
Shares to be issued under the 2018 ESPP	128	58
PSUs	130	—
Total	12,797	13,142
13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
The Americas	$127,016	$111,227	$368,510	$315,706
Europe, Middle East and Africa	51,397	44,117	150,437	128,779
Asia Pacific	23,116	19,507	66,457	54,075
Revenue	$201,529	$174,851	$585,404	$498,560
Customers located in the United States accounted for 55% of revenue in the three and nine months ended September 30, 2023 and 57% of revenue in the three and nine months ended September 30, 2022. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	September 30, 2023	December 31, 2022
United States	$38,610	$39,843
International	5,466	6,883
Property and equipment, net	$44,076	$46,726

14. Subsequent Events
In October 2023, we acquired Ermetic Ltd. ("Ermetic"). Ermetic is an innovative cloud-native application protection platform company and a leading provider of cloud infrastructure entitlement management. This acquisition will add capabilities to our Tenable One Exposure Management Platform and Tenable Cloud Security solution to deliver contextual risk visibility, prioritization and remediation across infrastructure and identities, both on-premises and in the cloud. We acquired Ermetic for a total purchase price of approximately $244 million, subject to customary purchase price adjustments.

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
Our Tenable One Exposure Management Platform, or Tenable One, unifies a variety of data sources into a single exposure view to help organizations gain visibility, prioritize efforts and communicate cyber risks. Building on our existing products, Tenable One is designed to take advantage of the integrations that already exist with our partners and form the foundation of an exposure management program, alongside the other tools, such as endpoint detection and response and firewalls, and required business processes.
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
Revenue in the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022 was $201.5 million, $174.9 million, $585.4 million and $498.6 million, respectively, representing year-over-year growth of 15% and 17% in the quarterly and year-to-date periods, respectively. Our recurring revenue, which includes revenue from subscription arrangements for software (both revenue recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 95% of revenue in the three and nine months ended September 30, 2023 and 2022. Our net loss in the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022 was $15.6 million, $18.7 million, $56.6 million and $70.7 million, respectively, as we continue to invest in our business and market opportunity. Our cash flows from operating activities was $42.4 million, $35.9 million, $111.4 million and $99.2 million in the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, respectively.
Financial Highlights
Below are our key financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$201,529	$174,851	$585,404	$498,560
Loss from operations	(7,913)	(12,958)	(37,814)	(53,726)
Net loss	(15,565)	(18,730)	(56,636)	(70,735)
Net loss per share, basic and diluted	(0.13)	(0.17)	(0.49)	(0.64)
Net cash provided by operating activities	42,411	35,853	111,350	99,233
Purchases of property and equipment	(201)	(1,896)	(1,299)	(5,132)
Capitalized software development costs	(1,894)	(2,451)	(4,707)	(8,778)
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
Calculated current billings may vary from period-to-period for a number of reasons, and therefore has a number of limitations as a quarter-to-quarter or year-over-year comparative measure. Calculated current billings in any one period may be impacted by the timing and amount of new sales transactions, the timing and amount of renewal transactions, including early renewals, the mix of the amount of subscriptions and perpetual licenses, the timing of billing professional services, as well as the timing and amount of multi-year prepaid contracts, all of which could favorably or unfavorably impact quarter-to-quarter and year-over-year comparisons. For example, an increasing number of large sales transactions, for which the timing has and will continue to vary, may occur in quarters subsequent to or in advance of those that we anticipate. Additionally, our calculation of calculated current billings may be different from other companies that report similar financial measures. Because of these and other limitations, you should consider calculated current billings along with revenue and our other GAAP financial results.

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$201,529	$174,851	$585,404	$498,560
Deferred revenue (current), end of period	518,372	447,863	518,372	447,863
Deferred revenue (current), beginning of period(1)	(495,199)	(415,378)	(502,115)	(408,443)
Calculated current billings	$224,702	$207,336	$601,661	$537,980
_______________
(1)    Deferred revenue (current), beginning of period for the nine months ended September 30, 2022 includes $0.9 million related to acquired deferred revenue.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$42,411	$35,853	$111,350	$99,233
Purchases of property and equipment	(201)	(1,896)	(1,299)	(5,132)
Capitalized software development costs(1)	(1,894)	(2,451)	(4,707)	(8,778)
Free cash flow(2)	$40,316	$31,506	$105,344	$85,323
_______________
(1)    Capitalized software development costs were previously included in purchases of property and equipment.
(2)    Free cash flow for the periods presented was impacted by:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cash paid for interest and other financing costs	$(7,843)	$(3,253)	$(26,786)	$(10,619)
Employee stock purchase plan activity	(2,236)	(4,845)	(2,507)	(4,538)
Acquisition-related expenses	(571)	(398)	(830)	(2,395)
Costs related to intra-entity asset transfers	—	—	—	(838)
Tax payment on intra-entity asset transfers	—	—	—	(2,697)

Free cash flow for the nine months ended September 30, 2022 was benefited by approximately $8 million from prepayments of software subscription costs, insurance and rent in prior quarters.
Customer Metrics
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Three Months Ended September 30,
	2023	2022	Change (%)
Number of new enterprise platform customers added in period(1)	386	508	(24)%
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

	September 30,
	2023	2022	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	1,565	1,280	22%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	September 30,
(in thousands)	2023	2022
Dollar-based net expansion rate	111%	118%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We use non-GAAP income from operations along with non-GAAP operating margin as key indicators of our financial performance. We define these non-GAAP financial measures as their respective GAAP measures, excluding the effects of stock-based compensation, acquisition-related expenses, costs related to the intra-entity asset transfers resulting from the internal restructuring of legal entities and amortization of acquired intangible assets. Acquisition-related expenses include transaction and integration expenses, as well as costs related to the intercompany transfer of acquired intellectual property.
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Loss from operations	$(7,913)	$(12,958)	$(37,814)	$(53,726)
Stock-based compensation	36,835	32,643	108,812	89,954
Acquisition-related expenses	4,598	322	4,728	2,376
Costs related to intra-entity asset transfers(1)	—	—	—	838
Amortization of acquired intangible assets	3,055	3,080	9,208	8,292
Non-GAAP income from operations	$36,575	$23,087	$84,934	$47,734

Operating margin	(4)%	(7)%	(6)%	(11)%
Non-GAAP operating margin	18%	13%	15%	10%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2023	2022	2023	2022
Net loss	$(15,565)	$(18,730)	$(56,636)	$(70,735)
Stock-based compensation	36,835	32,643	108,812	89,954
Tax impact of stock-based compensation(1)	(1,207)	318	1,046	1,572
Acquisition-related expenses(2)	4,598	322	4,728	2,376
Costs related to intra-entity asset transfers(3)	—	—	—	838
Amortization of acquired intangible assets(4)	3,055	3,080	9,208	8,292
Tax impact of acquisitions(5)	(48)	(958)	(161)	(4,307)
Tax impact of intra-entity asset transfers(6)	—	508	—	2,121
Non-GAAP net income	$27,668	$17,183	$66,997	$30,111

Net loss per share, diluted	$(0.13)	$(0.17)	$(0.49)	$(0.64)
Stock-based compensation	0.32	0.29	0.94	0.81
Tax impact of stock-based compensation(1)	(0.01)	—	0.01	0.01
Acquisition-related expenses(2)	0.04	—	0.04	0.02
Costs related to intra-entity asset transfers(3)	—	—	—	0.01
Amortization of acquired intangible assets(4)	0.02	0.03	0.08	0.08
Tax impact of acquisitions(5)	—	(0.01)	—	(0.04)
Tax impact of intra-entity asset transfers(6)	—	0.01	—	0.02
Adjustment to diluted earnings per share(7)	(0.01)	—	(0.02)	(0.01)
Non-GAAP earnings per share, diluted	$0.23	$0.15	$0.56	$0.26

Weighted-average shares used to compute GAAP net loss per share, diluted	115,954	111,937	114,967	110,843

Weighted-average shares used to compute non-GAAP earnings per share, diluted	121,473	117,334	120,273	117,524
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
We have historically experienced, and expect in the future to experience, seasonality in entering into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the third and fourth quarters of the year. The increase in customer agreements in the third quarter is primarily attributable to U.S. government and related agencies, and the increase in the fourth quarter is primarily attributable to large enterprise account buying patterns typical in the software industry. The ratable nature of our subscription revenue makes this seasonality less apparent in our overall financial results. At the end of the first quarter of 2023, we experienced longer sales cycle times in the purchasing and approval phases of our sales cycle, and this trend has continued during 2023 and may continue into 2024.
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
Interest Income, Interest Expense and Other Expense, Net
Interest income consists of income earned on cash and cash equivalents and short-term investments. Interest expense consists primarily of interest expense in connection with our senior secured term loan facility, or Term Loan, unused commitment fees on our senior secured revolving credit facility, or Revolving Credit Facility, and letter of credit fees. Other expense, net consists primarily of foreign currency remeasurement and transaction gains and losses and an impairment loss if one of our SAFE investments is determined to be impaired.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$201,529	$174,851	$585,404	$498,560
Cost of revenue(1)	45,754	38,582	134,774	109,549
Gross profit	155,775	136,269	450,630	389,011
Operating expenses:
Sales and marketing(1)	94,759	88,123	289,750	258,119
Research and development(1)	37,052	36,131	113,080	106,649
General and administrative(1)	31,877	24,973	85,614	77,969
Total operating expenses	163,688	149,227	488,444	442,737
Loss from operations	(7,913)	(12,958)	(37,814)	(53,726)
Interest income	7,662	1,803	19,323	2,746
Interest expense	(8,119)	(5,082)	(23,208)	(12,246)
Other expense, net	(6,502)	(2,073)	(7,993)	(4,880)
Loss before income taxes	(14,872)	(18,310)	(49,692)	(68,106)
Provision for income taxes	693	420	6,944	2,629
Net loss	$(15,565)	$(18,730)	$(56,636)	$(70,735)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$3,011	$2,341	$8,542	$5,968
Sales and marketing	15,805	13,589	46,622	36,420
Research and development	9,242	8,754	27,871	23,294
General and administrative	8,777	7,959	25,777	24,272
Total stock-based compensation expense	$36,835	$32,643	$108,812	$89,954

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue
The following table presents the increase in revenue:

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Subscription revenue	$183,268	$156,764	$26,504	17%
Perpetual license and maintenance revenue	12,200	12,658	(458)	(4)%
Professional services and other revenue	6,061	5,429	632	12%
Revenue	$201,529	$174,851	$26,678	15%
The increase in revenue of $26.7 million included $30.6 million from existing customers at October 1, 2022, net of a decrease from new customers of $3.9 million. U.S. revenue increased $12.7 million, or 13%. International revenue increased $14.0 million, or 18%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Cost of revenue	$45,754	$38,582	$7,172	19%
Gross profit	155,775	136,269	19,506	14%
Gross margin	77%	78%
The increase in cost of revenue of $7.2 million was primarily due to:
•a $3.4 million increase in third-party cloud infrastructure costs;
•a $2.6 million increase in personnel costs, including a $0.7 million increase in stock-based compensation; and
•a $0.6 million increase in depreciation and amortization expenses.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Sales and marketing	$94,759	$88,123	$6,636	8%
The increase in sales and marketing expense of $6.6 million was primarily due to:
•a $3.2 million increase in personnel costs, including a $2.2 million increase in stock-based compensation;
•a $1.3 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $1.3 million increase in selling expenses, including a $0.7 million increase in travel and meeting costs;
•a $0.4 million increase in allocated overhead; and
•a $0.4 million increase in sales commissions.

Research and Development

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Research and development	$37,052	$36,131	$921	3%
The increase in research and development expense of $0.9 million was primarily due to:
•a $1.2 million increase in third-party cloud infrastructure costs; and
•a $0.2 million increase in allocated overhead; partially offset by
•a $0.5 million decrease in personnel costs.
General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
General and administrative	$31,877	$24,973	$6,904	28%
The increase in general and administrative expense of $6.9 million was primarily due to:
•a $4.3 million increase in acquisition-related expenses;
•a $1.5 million increase in personnel costs largely associated with an increase in headcount and a $0.8 million increase in stock-based compensation;
•a $0.6 million increase in professional fees;
•a $0.4 million increase in bank fees; and
•a $0.2 million increase in indirect taxes such as VAT.
Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Interest income	$7,662	$1,803	$5,859	325%
Interest expense	(8,119)	(5,082)	(3,037)	60%
Other expense, net	(6,502)	(2,073)	(4,429)	214%
The $5.9 million increase in interest income was due to higher interest rates on an increased amount of cash and cash equivalents and short-term investments. The $3.0 million increase in interest expense was primarily related to an increase in the variable rate of our Term Loan. The $4.4 million increase in other expense, net was primarily due to a $5.0 million impairment loss on one of our SAFE investments, partially offset by a $0.6 million decrease in foreign exchange losses.
Provision for Income Taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Provision for income taxes	$693	$420	$273	65%

In the three months ended September 30, 2023, the provision for income taxes included:
•$0.6 million of discrete items primarily related to withholding taxes on sales to customers; and
•$0.1 million of income taxes in foreign jurisdictions in which we conduct business.
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
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue
The following table presents the increase in revenue:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Subscription revenue	$531,133	$446,257	$84,876	19%
Perpetual license and maintenance revenue	36,535	38,214	(1,679)	(4)%
Professional services and other revenue	17,736	14,089	3,647	26%
Revenue	$585,404	$498,560	$86,844	17%
The increase in revenue of $86.8 million included $95.3 million from existing customers at October 1, 2022, net of a decrease from new customers of $8.5 million. U.S. revenue increased $42.8 million, or 15%. International revenue increased $44.0 million, or 20%.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Cost of revenue	$134,774	$109,549	$25,225	23%
Gross profit	450,630	389,011	61,619	16%
Gross margin	77%	78%
The increase in cost of revenue of $25.2 million was primarily due to:
•an $11.2 million increase in personnel costs, largely associated with an increase in headcount and including a $2.6 million increase in stock-based compensation as well as support for cloud-based products;
•a $10.0 million increase in third-party cloud infrastructure costs;
•a $1.6 million increase in depreciation and amortization expenses;
•a $0.9 million increase in amortization of intangible assets due to acquired intangible assets; and
•a $0.6 million increase in allocated overhead.

Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Sales and marketing	$289,750	$258,119	$31,631	12%
The increase in sales and marketing expense of $31.6 million was primarily due to:
•an $18.3 million increase in personnel costs, largely associated with an increase in headcount and a $10.2 million increase in stock-based compensation;
•an $8.1 million increase in selling expenses, including a $6.7 million increase in travel and meeting costs;
•a $4.9 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts; and
•a $0.9 million increase in allocated overhead; partially offset by
•a $0.8 million decrease in sales commissions.
Research and Development

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Research and development	$113,080	$106,649	$6,431	6%
The increase in research and development expense of $6.4 million was primarily due to:
•a $4.0 million increase in third-party cloud infrastructure costs;
•a $2.7 million net increase in personnel costs, largely associated with an increase in headcount, including a $4.6 million increase in stock-based compensation and net of increased support for cloud-based products;
•a $0.5 million increase in allocated overhead; and
•a $0.4 million increase in travel and meeting costs; partially offset by
•a $0.9 million increase in tax credits.
General and Administrative

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
General and administrative	$85,614	$77,969	$7,645	10%
The increase in general and administrative expense of $7.6 million was primarily due to:
•a $2.6 million increase in personnel costs, largely associated with an increase in headcount and a $1.5 million increase in stock-based compensation;
•a $2.4 million increase in acquisition-related expenses;
•a $1.4 million increase in professional fees;
•a $1.0 million increase in indirect taxes such as VAT;
•a $0.8 million increase in bank fees; and
•a $0.3 million increase in travel and meeting costs; partially offset by
•a $0.8 million decrease in intra-entity asset transfer costs related to Cymptom.

Interest Income, Interest Expense and Other Expense, Net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Interest income	$19,323	$2,746	$16,577	604%
Interest expense	(23,208)	(12,246)	(10,962)	90%
Other expense, net	(7,993)	(4,880)	(3,113)	64%
The $16.6 million increase in interest income was due to higher interest rates on an increased amount of short-term investments and cash and cash equivalents. Interest expense increased $11.0 million due to an increase in the interest rate on our Term Loan. Other expense, net increased $3.1 million primarily due to a $5.0 million impairment loss on one of our SAFE investments, partially offset by a $1.7 million decrease in foreign exchange losses.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	($)	(%)
Provision for income taxes	$6,944	$2,629	$4,315	164%
In the nine months ended September 30, 2023, the provision for income taxes included:
•$4.3 million of income taxes in foreign jurisdictions in which we conduct business; and
•$2.8 million of discrete items primarily related to withholding taxes on sales to customers; partially offset by
•$0.2 million of deferred tax benefits related to the Alsid acquisition.
In the nine months ended September 30, 2022, the provision for income taxes included:
•$3.1 million income taxes in foreign jurisdictions in which we conduct business;
•$2.1 million of current expense from the restructuring of our research and development operations in Israel; and
•$1.7 million of discrete items primarily related to withholding taxes on sales to customers; partially offset by
•a $2.5 million benefit from partially releasing the valuation allowance associated with the Bit Discovery acquisition; and
•$1.8 million deferred tax benefits related to the Alsid acquisition.
Liquidity and Capital Resources
At September 30, 2023, we had $445.3 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $247.7 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. Treasury and agency obligations and corporate and Yankee bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $803.4 million at September 30, 2023.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At September 30, 2023, we had deferred revenue of $681.5 million, of which $518.4 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, and acquiring complementary businesses and technology. In October 2023, we acquired Ermetic for approximately $244 million in cash. We may in the future enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the nine months ended September 30, 2023, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
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
From January to September 2023, interest rates on our Term Loan have been between 7.16% and 8.20%. In October 2023 and November 2023, the Term Loan has interest rates of 8.18% and 8.19%, respectively. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At September 30, 2023, our first lien net leverage ratio was 1.21.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At September 30, 2023, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$111,350	$99,233
Net cash provided by (used in) investing activities	19,619	(108,003)
Net cash provided by financing activities	16,043	23,195
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,562)	(4,276)
Net increase in cash and cash equivalents and restricted cash	$144,450	$10,149
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash provided by investing activities increased by $127.6 million, primarily due to a $67.0 million decrease in cash paid for acquisitions, a $52.7 million net increase in sales of short-term investments, a $4.1 million decrease in capitalized software development costs and a $3.8 million decrease in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities decreased by $7.2 million, primarily due to a $8.2 million decrease in proceeds from the exercise of stock options, which was partially offset by a $1.4 million increase in proceeds from stock issued in connection with our employee stock purchase plan.
Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Amazon Web Services, Inc. for cloud services.
At September 30, 2023, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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

Interest Rate Risk
At September 30, 2023, we had $445.3 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $247.7 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. treasury and agency securities and corporate and Yankee bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to September 2023, interest rates on our Term Loan have been between 7.16% and 8.20%. In October 2023 and November 2023, the Term Loan has interest rates of 8.18% and 8.19%, respectively. A one percentage point increase in the rate would increase 2023 interest expense by $0.3 million.
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
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through September 30, 2023, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that at September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Item 1A.    Risk Factors
Except for the risk factors disclosed below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A. "Risk Factors" of our of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission ("SEC") on February 24, 2023. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
We have acquired products, technologies and businesses from other parties, such as our October 2023 acquisition of Ermetic, and we expect to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions involve many risks, including the following:
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
•the issuance of additional stock in connection with an acquisition could result in substantial dilution to our existing stockholders; and
•if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants.
Acquired businesses have had, and may in the future have a less mature cybersecurity program than our own. While we take steps designed to ensure our data and system security protection measures cover the acquired business, there may be cybersecurity risks and vulnerabilities arising from those acquired or integrated entities’ systems, technologies and services, that could also impact our existing systems, technologies and services and increase our cybersecurity risks.

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
In addition, Ermetic principally operates in Israel and the recent conflict there may also have the effect of heightening the risks identified above.
Our business, financial condition and results of operations could be materially adversely affected by the recent conflict in Israel and subsequent hostilities in the region, as well as any negative impact on the regional or global economies and capital markets resulting therefrom or from the ongoing conflict between Ukraine and Russia and any other geopolitical tensions.
U.S. and global markets have experienced volatility and disruption following the escalation of geopolitical tensions, including the conflict in Israel and the ongoing conflict between Ukraine and Russia. The length, scale and impact of these military conflicts are highly unpredictable and could continue to result in market disruptions, including significant volatility in commodity prices, credit and capital markets, disruption in the energy market as well as supply chain interruptions.
Furthermore, our research and development teams for Tenable OT Security and for Ermetic are located in Tel Aviv, Israel. Recent and ongoing hostilities in the region may have a material impact on our ability to deliver on our product roadmaps for these solutions.
It is impossible to predict the extent to which our operations, or those of our partners or customers, will be impacted in the short and long term, or the ways in which these conflicts may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Items 3, 4 and 5 are not applicable and have been omitted.

Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

2.1
Share Purchase Agreement, dated as of September 7, 2023, by and among Tenable, Inc., Ermetic Ltd., the shareholders of Ermetic identified on the signature pages thereto and Shareholder Representative Services LLC.
Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on September 7, 2023
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

TENABLE HOLDINGS, INC.

Date:	November 8, 2023	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)