Form 10-K
period 2023-12-31
Tenable Holdings, Inc.
filed 2024-02-28
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $5.0 billion.
The number of shares of the Registrant's common stock outstanding as of February 23, 2024 was 118,119,887.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2023.

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
Item 1.        Business
Overview
We are a leading provider of exposure management solutions. Exposure management is an effective discipline for measuring, comparing and reducing cybersecurity risk in today's complex IT environments.

Organizations around the globe are accelerating their adoption of public and private cloud infrastructure, introducing internet-facing applications and embracing new identity management systems. The rapid adoption of these and other digital technologies is expanding the modern attack surface.
For most organizations, the modern attack surface includes:
•Complex and dynamic multi-cloud environments, which organizations are rapidly adopting even as they face a shortage of cloud security expertise;
•Identity and access management systems used to control machine identities, APIs and user privileges, which are vulnerable to misconfigurations that can open up attack pathways within an organization;
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
The complexity of the modern attack surface is a key driver behind the growing need for exposure management programs. Security teams are overwhelmed with the constant influx of data from the array of point solutions they are using to manage cloud assets, interconnected vulnerabilities, web applications, and identity systems. They are also challenged with effectively analyzing all that data to make informed, proactive decisions about which exposures represent the greatest risk to the organization.
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
In order to be effective, an exposure management platform must extend beyond traditional vulnerability management, which concentrates on the discovery and remediation of publicly disclosed Common Vulnerabilities and Exposures, or CVEs. The platform must include information about configuration issues, vulnerabilities and attack paths across a spectrum of assets and technologies — including cloud configurations and deployments, identity solutions, such as Active Directory; and web applications.
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
In 2023, 2022 and 2021 our total revenue was $798.7 million, $683.2 million and $541.1 million, respectively, representing year-over-year growth rates of 17% from 2022 to 2023 and 26% from 2021 to 2022. Our net loss was $78.3 million, $92.2 million and $46.7 million in 2023, 2022 and 2021, respectively. Our cash flows from operating activities were $149.9 million, $131.2 million and $96.8 million in 2023, 2022 and 2021, respectively.
Our Solutions
With Tenable One, organizations can translate technical data about assets, vulnerabilities and threats into clear business insights and actionable intelligence for security executives and practitioners. The platform combines the broad, industry leading, vulnerability coverage, spanning IT assets, cloud resources, containers, web apps and identity systems. Tenable One builds on the speed and breadth of vulnerability coverage from our research team of cybersecurity and data science experts, or Tenable Research, and adds aggregated exposure view analytics, guidance on mitigating attack pathways and a centralized asset inventory. Tenable One leverages artificial intelligence, or AI, and machine learning, or ML, to rapidly analyze and interpret vast data sets, deliver rapid prioritization of exposures and assets and the likelihood of exploit, deliver recommendations, and automates routine tasks and streamlines workflows. AI and ML improves vulnerability prioritization and the ability to accurately gauge the risk posed by identities and entitlements across cloud and on-premise environments.
Tenable One incorporates these Tenable products:
•Tenable Vulnerability Management: our cloud-delivered software-as-a-service, or SaaS, vulnerability management offering that provides organizations with a risk-based view of traditional and modern attack surfaces. Tenable Vulnerability Management is designed with views, workflows and dashboards to deliver a complete and continuous view of all assets, both known and previously unknown, and any associated vulnerabilities, internal and regulatory compliance violations, misconfigurations and other cybersecurity issues, prioritize these issues for remediation based on risk assessment and predictive analytics, and provide insightful remediation guidance.
•Tenable Cloud Security: Built on innovative cloud-native application protection platform (CNAPP) technology, and leading cloud infrastructure entitlement management (CIEM) acquired with Ermetic in October 2023, Tenable Cloud Security enables security teams to continuously assess the security posture of their cloud environments by maintaining a current view of cloud assets and identities to minimize exposure and enforce a least privilege approach at scale. Tenable Cloud Security provides cloud security teams the tools they need to apply security and compliance policies, prioritize security gaps and remediate risks that matter most across multi-cloud environments.
•Tenable Identity Exposure: our solution to secure Active Directory environments by enabling users to find and fix existing weaknesses before they are exploited and detect and respond to ongoing attacks in real time without the need to deploy agents or use privileged accounts.
•Tenable Web App Scanning: our easy-to-use, comprehensive and automated Vulnerability Scanning for modern web applications, which allows organizations to quickly configure and manage web app scans, enabling them to identify vulnerabilities and prioritize remediation.
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
•Tenable Attack Surface Management: our External Attack Surface Management solution continuously maps the internet, enabling security teams to discover connections to internet-facing assets so they can assess the cybersecurity posture of their entire external attack surface.
•Tenable Security Center: our on-premises Vulnerability Management offering that provides a risk-based view of an organization’s IT, security and compliance posture so organizations can quickly identify, investigate and prioritize their assets and vulnerabilities based on risk assessment and predictive analytics, and provide insightful remediation guidance.

•Tenable OT Security: our Operational Technology Security solution that provides threat detection, asset tracking, vulnerability management, and configuration control capabilities to protect OT environments, including industrial networks.
All of the above products, now available in Tenable One, continue to be offered as standalone solutions.
In addition, our Nessus product line is one of the most widely deployed vulnerability assessment solutions in the cybersecurity industry and underpins our enterprise platform. Since the introduction of Nessus in 1998, we have built and nurtured an extensive community of Nessus users. We continue to cultivate knowledge and affinity within this user base, which, when combined with our enterprise customers and Tenable Research, creates powerful network effects in the form of a continuous feedback loop of data and insights. We use these learnings to expand our assessment capabilities and coverage, continually optimize our solutions and inform our product strategy and innovation priorities. We believe these data and insights will also fuel and strengthen our benchmarking capabilities over time.
Nessus Expert adds Web App scanning capabilities, Infrastructure as Code, or IaC, scanning along with external attack surface discovery capabilities to identify all domains and subdomains that make up an organization’s external-facing attack surface. Nessus Expert enables users to programmatically detect cloud infrastructure misconfigurations and vulnerabilities in the design and build phases of the software development lifecycle and continuously discover and inventory an organization's internet-facing assets from an attacker's perspective.
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
Our Growth Strategy
Our objectives are to expand our market leadership in exposure management and to scale our business by capturing our large market opportunities in cloud identity and OT, while expanding our operating and free cash flow margins. To accomplish these objectives, we intend to:
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
Our customers are located in over 170 countries and include organizations of all sizes and span a wide range of industries, including manufacturing, energy and industrials; technology, media and telecommunications; banking, insurance and finance; government, education and non-profit; healthcare; and retail and consumer.
At December 31, 2023, we had approximately 44,000 customers. At December 31, 2023 our customers included approximately 65% of the Fortune 500 and approximately 50% of the Global 2000 and large government agencies. In 2023, 2022 and 2021, no single customer represented more than 2% of our revenue.
Sales and Marketing
Our sales strategy employs both a direct-touch approach through our sales force and a low-touch approach through sales closed by our channel partners and on our e-commerce website. Both direct-touch and channel-originated sales are fulfilled through our channel partnerships. Our sales and customer success renewal teams collaborate closely with our channel partners to prospect, manage and support our customers, developing and maintaining close relationships with all of our enterprise platform customers.
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
Our marketing efforts focus on cultivating brand awareness and leveraging our track record of innovation in exposure management to expand into new markets. We are focused on building demand across all segments with a specific emphasis on our enterprise customers and delivering tailored marketing programs for security executives, functional managers, security practitioners, managed service providers and consultants. Our marketing efforts are also designed to create a broad community and establish the Tenable brand as a trusted resource of credible educational information. We provide a variety of educational resources for cybersecurity practitioners and leaders, as well as cloud security teams, DevOps teams, OT practitioners and identity and access management practitioners, including a community forum where customers can ask questions of our experts and their peers. We execute marketing programs targeted at new customer acquisition, customer retention and cross-selling and up-selling of products across our platform.
Research and Development
We continue to invest substantial resources in research and development to enhance our platform offerings by developing new features, functionality, and applications. Our engineering expertise combines extensive security product development experience with individuals who possess deep cloud and user interface design backgrounds.
Our Tenable Research team is staffed by cybersecurity, cloud and data science experts who deliver exposure management intelligence, data science insights, alerts and security advisories. Our Tenable Research Team has developed AI-based research tools to help improve efficiency and effectiveness in processes such as reverse engineering, code debugging, web app security and visibility into cloud-based tools. Frequent updates from Tenable Research ensure the latest vulnerability checks, zero-day research, and configuration benchmarks are available within our exposure management solutions.

We believe ongoing and timely development of new products and features is imperative to maintaining our competitive position. We continue to invest in development of our solutions across our global research and development team.
Backlog
We define backlog as contractually committed orders to be invoiced under our existing agreements that are not included in deferred revenue on our consolidated balance sheets. We expect the amount of backlog to change from period to period due to the timing of billings for our solutions and professional services. At December 31, 2023 and 2022, we had backlog of $23.4 million and $14.7 million, respectively. We expect the majority of the backlog at December 31, 2023 to be invoiced within the following 12 months.
Competition
The market for cybersecurity solutions is fragmented, intensely competitive and constantly evolving. We compete with a range of established and emerging cybersecurity software and services vendors, as well as homegrown solutions. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Rapid7; diversified security software and services vendors; endpoint security vendors with vulnerability assessment capabilities, including CrowdStrike; public cloud vendors and companies, such as Palo Alto Networks and Wiz, that offer solutions for cloud security (private, public and hybrid cloud); and providers of point solutions that compete with some of the features present in our solutions. Many organizations also choose to build their own solutions in-house, often using open-source code rather than purchasing external solutions, and we compete against these internally-developed efforts as well.
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
At December 31, 2023, we had 38 issued patents and 21 patent applications pending in the United States. Our issued patents expire between 2027 and 2042 and cover our network scanning, monitoring and analysis technologies and additional features of our platform offerings. At December 31, 2023, we had 20 registered trademarks in the United States. We view our copyrights, trade secrets and know-how as a significant component of our intellectual property assets.
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
In the ordinary course of our business, we process personal information. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, or the CCPA, the Colorado Privacy Act, Virginia’s Consumer Data Protection Act, the Connecticut Privacy Act, the Utah Consumer Privacy Act, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of the United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act of 2018, or UK GDPR, and the ePrivacy Directive.
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
Human Capital
At December 31, 2023, we had 1,999 employees, including 898 employees located outside of the United States. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Certain international employees are subject to collective bargaining agreements in connection with local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
We believe in upholding a core set of values for our entire global workforce:
•One Tenable: We work together and we win together. We are part of one Tenable team - employees, customers, partners and other stakeholders.
•Deliver Results: We set high goals, take bold risks, measure honestly and deliver results that exceed expectations.
•We Care: We are committed to our work, our customers, our colleagues and our communities. We speak candidly and we always do the right thing.
•What We Do Matters: The work that we do makes a difference in the world.
Our key human capital objectives are to attract, retain, engage, reward and develop our highly talented existing and future employees, while cultivating a diverse and inclusive workforce and culture to achieve exceptional business results. We strive to be a career destination where employees from all backgrounds are welcome and empowered, are treated with fairness and respect, can make a difference, and have the opportunity to grow.
Compensation, Benefits and Talent Development
We provide robust compensation and benefits packages to attract and retain our employees. We aim to incentivize our employees by aligning a portion of their compensation with the overall success of our business. In addition to base salary, our total rewards packages include annual bonuses, equity awards, an employee stock purchase plan, retirement plans, and health and wellness benefits. Equity awards of restricted stock units that vest over time are granted to new hires and to most employees on an annual basis. Eligible employees can participate in our employee stock purchase plan, in which employees may contribute a percentage of their compensation to purchase shares of our common stock at a discount. Our health and wellness benefits include medical and life insurance, paid time off, family leave, and employee assistance programs. We are committed to a structured hybrid workplace strategy which both allows flexibility and recognizes the value of in-person collaboration and community.
We promote and support employee development and organizational effectiveness by providing high-quality learning and development programs as well as tuition assistance programs. These programs are designed to meet individual, team and organizational needs and objectives, enabling our workforce to grow professionally and increase their impact to the business.
Diversity and Inclusion
We seek to cultivate a diverse and inclusive workforce and environment to achieve exceptional business results. When we value and celebrate differences, we drive more innovation and grow closer to our customers, partners, and communities. We strive to be a career destination where employees from all backgrounds are welcomed, treated with fairness and respect, empowered to make a difference, and provided opportunities to grow.
We undertake numerous efforts to increase diversity in our employee population and to foster a culture of fairness and belonging through a number of measures in our recruiting, engagement, retention, and outreach practices. Our dedicated Diversity & Inclusion Council and Employee Resource Groups – along with our committed leaders and managers – strive to attract and hire employees who bring broad diversity of background, thought and style into the company and foster a sense of inclusion to make them want to stay. To support these initiatives, we build partnerships within our communities to support organizations and events that strive for greater representation of women and underrepresented minorities in cybersecurity, hold inclusion training and offer targeted development opportunities to assist with career advancement.
Environmental Stewardship
We care deeply about the places where we live and work. Our Board and management team recognize that we have a role to play in environmental stewardship. We believe that environmentally responsible operating practices are important to generating value for our stockholders, being a good partner with our customers and being a good employer to our employees.
Our energy consumption and usage within data centers is an important component of our day-to-day operations of our business. We outsource our data center needs to Amazon Web Services, or AWS. AWS, in addition to carefully choosing data center locations to mitigate environmental risk, has a long-term commitment to use 100% renewable energy. Aside from data center needs, greenhouse gas emissions and water and energy usage are not material factors in the day-to-day operations of our business. However, we believe that we can still play a part through environmentally sound practices.
Tenable headquarters is a LEED Certified Gold for Core Construction. In addition, we have taken the following actions to enable environmental stewardship:
• Implemented recycling in our offices;
• Offer biodegradable to-go boxes to reduce food waste;
• Have a strict policy for disposing of hardware; and
• Transitioned to a travel portal that provides detail on our carbon footprint.
Tenable and our employees have donated time and money to important environmental causes, such as healthy waterways and other clean-up efforts, recycling, carbon footprint mitigation and protection of threatened wildlife.
Financial Information and Segments
See Note 1 and Note 13 to our consolidated financial statements in this Annual Report on Form 10-K for segment and geographical information.

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
We have historically incurred net losses, including net losses of $78.3 million, $92.2 million and $46.7 million in 2023, 2022 and 2021, respectively. At December 31, 2023, we had an accumulated deficit of $825.0 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations.
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
•continued international expansion of our business; and
•general and administrative expense.
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

diversified security software and services vendors; endpoint security vendors with nascent vulnerability assessment capabilities, including CrowdStrike; public cloud vendors and companies, such as Palo Alto Networks and Wiz, that offer solutions for cloud security (private, public and hybrid cloud); and providers of point solutions that compete with some of the features present in our solutions. We also compete against internally-developed efforts that often use open source solutions.
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
From 2022 to 2023, our revenue grew from $683.2 million to $798.7 million, representing year over year growth of 17%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
Our subscription offerings are term-based and a majority of our subscription contracts are for one year in duration. In order for us to maintain or improve our results of operations, it is important that a high percentage of our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate if our existing customers choose to reduce or delay technology spending in response to economic conditions, including those resulting from exchange rate fluctuations relative to the U.S. dollar that make our products more expensive to existing customers, high rates of inflation and interest rates or concerns of an economic recession in the United States or other major markets, that could lead to decreased spending, as well as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described in this Annual Report on Form 10-K. We cannot assure you that customers will maintain their agreements with us, renew subscriptions or increase their usage of our software. If our customers do not maintain or renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be harmed.
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
We sell cybersecurity products and, as a result, may be at increased risk of being a target of cyberattacks designed to penetrate our platform or internal systems, to compromise our data, alter or modify our source code, or to otherwise impede the performance of our products. Threats to information systems and data come from a variety of sources. In addition to computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists," organized criminal threat actors, sophisticated nation-states and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks. Nation-state actors and nation-state-supported actors may engage in such attacks for geopolitical reasons and in conjunction with military conflicts and defense activities, including the ongoing conflict between Ukraine and Russia, the ongoing conflict in the Middle East, and rising tensions between China and Taiwan. During times of war and other major conflicts, we, third parties upon which we may rely, and our customers may be vulnerable to a heightened risk of these threats, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We, our customers, and the third parties upon which we rely are subject to a variety of evolving threats, which are prevalent, continue to rise, and increasingly difficult to detect. These threats include but are not limited to: social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks); credential harvesting; malicious code (such as viruses and worms); malware (including as a result of advanced persistent threat intrusions); denial-of-service attacks, credential stuffing; personnel misconduct or error; ransomware attacks; supply-chain attacks; software bugs; server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures; attacks enhanced or facilitated by artificial intelligence and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be necessary to make extortion payments, but we may be unable to do so if, for example, applicable laws prohibit such payments.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, deliberate or unintentional human or software errors, capacity constraints, fraud or security incidents. Moreover, we take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and software, including that of third parties upon which we rely) and in our software applications, products and services. We may not, however, be able to detect and remediate all such vulnerabilities on a timely basis. For example, we have identified certain vulnerabilities in our information systems and software applications, and we take steps designed to mitigate the risks associated with known vulnerabilities. Despite our efforts, there can be no assurance that these vulnerability mitigation measures will be effective. Further, we may experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities.

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
Additionally, even if we have issued or otherwise made patches or information for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident.
If we, our customers, or a third party upon which we rely, experience a security incident or other interruption, or are perceived to have experienced a security incident or other interruption, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting obligations and/or oversight; restrictions on processing information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions of our operations (including availability of data); financial loss (including by issuing credits to our customers); diversion of management attention; and other similar harm. Security incidents and attendant consequences may cause customers to stop using our solutions (including by not renewing their purchases of our solutions), deter new customers from using our solutions, and negatively impact our ability to grow and operate our business.
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
•general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate; and
•other events or factors, including those resulting from public health crises such as pandemics or similar outbreaks, war, incidents of terrorism or responses to these events, or an economic recession in the United States or other major markets.
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
The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our solutions. We sell our solutions primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Our average sales cycle with an enterprise customer is approximately four months, although unfavorable macroeconomic conditions and the extent to which we continue to enter into larger deals, could result in longer average sales cycles. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or service under consideration. Macroeconomic uncertainty, including foreign exchange rates, inflation, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability, and concerns about economic recessions in the United States or other major markets, have and could continue to impact the budgets and purchasing decisions and processes of certain of our customers and prospective customers, some of whom have added additional controls on expenditures and require additional internal approvals of expenditures, even if relatively small in dollar amount, all of which could lengthen our average sales cycle. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
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
In the United States, federal, state, and local governments have enacted numerous data privacy security laws, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, CPRA or collectively, the CCPA, imposes obligations on covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal data. The

CCPA applies to personal data of business representatives and employees and provides for fines for noncompliance (up to $7,500 per intentional violation). Further, the CPRA's recent amendments expanded the CCPA's requirements, including by adding a new right for individuals to correct their personal data and by establishing a new regulatory agency to implement and enforce the law, which could increase the risk of an enforcement action. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

Additionally, under various privacy laws and other obligations, we may be required to provide certain notices and obtain consents to process certain types of personal data. For example, some of our data processing practices may be challenged including in relation to our use of chatbot and session replay providers. Our inability or failure to obtain consent for these practices could result in adverse consequences.

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
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. For example, some European regulators have significantly restricted some companies from transferring certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. Furthermore, we are bound by other contractual obligations relating to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts require us to host personal data locally.

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
Our obligations related to data privacy and security (and customers’ data privacy expectations) are quickly becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Existing and proposed laws and regulations can be costly to comply with, can delay or impede the development or adoption of our products and services and require significant management time and attention. Although we endeavor to comply with all data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences include, but are not limited to: government enforcement actions (such as investigations, fines, penalties, audits, inspections, and similar actions); litigation (including class-action related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations, inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; reputational harm; loss of customers; reduction in the use of our products; or revision or restricting of our operations.

We rely on our third-party channel partner network of distributors and resellers to generate a substantial amount of our revenue.
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which in turn sell to our resellers, which then sell to our end users, which we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In 2023, 2022 and 2021, we derived 93%, 92% and 92%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 36%, 38% and 39% of our revenue in 2023, 2022 and 2021, respectively, and 32% of our accounts receivable at December 31, 2023 and 36% at December 31, 2022. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of economic uncertainty, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.

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
As usage of our cloud-based offerings grows and as customers use them for more complicated applications, increased assets and with increased data requirements, we will need to devote additional resources to improving our platform architecture and our infrastructure in order to maintain the performance of our cloud offering. Any failure or delays in our computer network and infrastructure systems could cause service interruptions or slower system performance. If sustained or repeated, these performance issues could reduce the attractiveness of our enterprise platform to customers. These performance issues could result in lost customer opportunities and lower renewal rates, any of which could hurt our revenue growth, customer loyalty and reputation.
A component of our growth strategy is dependent on our continued international expansion, which adds complexity to our operations.
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 45% and 44% of our revenue in 2023 and 2022, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
•the potential for political unrest, public health crises such as pandemics or similar outbreaks, acts of terrorism, hostilities or war, including the conflict between Ukraine and Russia, the ongoing conflict in the Middle East and increasing tensions between China and Taiwan;
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
Acquired businesses have had, and may in the future have, a less mature cybersecurity program than our own. While we take steps designed to ensure our data and system security protection measures cover the acquired business, there may be cybersecurity risks and vulnerabilities arising from those acquired or integrated entities’ systems, technologies and services, that could also impact our existing systems, technologies and services and increase our cybersecurity risks.
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
We are subject to risks associated with our investments in private companies, including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results.
We have invested, and may continue to invest, in private companies where we do not have the ability to exercise significant influence over results. Investments in private companies are inherently risky. The companies in which we invest are early stage private companies focused on cybersecurity innovation, and such companies may still be developing technologies or products with limited cash to support the development, marketing and sales of their technologies or products. These companies may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional private financing to fund their operations, or their technologies, services, or products may not be successfully developed or introduced to the market. If any company in which we invest fails, we could lose all or part of our investment in that company. In addition, if we determine that any of our investments in such companies have experienced a decline in value, we will recognize an expense to adjust the carrying value to its estimated fair value. For example, in 2023 we recognized $5.6 million of impairment loss related to related to our investments. Negative changes in the estimated fair value of our investments in private companies could have an adverse effect on our results of operations and financial condition.

Furthermore, our ability to liquidate an investment in a private company will typically depend on a liquidity event, such as a private equity financing, a public offering or acquisition, as no public market currently exists for such securities. We may not be able to dispose of these investments on favorable terms or at all.
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
Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.

The indebtedness under our Credit Agreement is at variable rates of interest, which exposes us to interest rate risk. Reference rates used to determine the applicable interest rates for our variable rate debt began to rise significantly in the second half of fiscal year 2022 and continued into fiscal year 2023. If interest rates continue to increase, the debt service obligations on such indebtedness will continue to increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, as a result of an amendment to our Credit Agreement, certain of the variable rate indebtedness extended to us uses the Secured Overnight Financing Rate, or SOFR, as a benchmark for establishing the interest rate. While we will continue to use SOFR, other factors may impact SOFR including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate(s). These consequences are not entirely predictable and could have an adverse impact on our financing costs, returns on investments, valuation of derivative contracts and our financial results.

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
The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, in recent years the COVID-19 pandemic, high rates of inflation, high interest rates and concerns about an economic recession in the United States or other major markets resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and is expected to continue to raise rates. Higher interest rates, coupled with reduced government spending and volatility in financial markets, including with respect to foreign exchange, may increase economic uncertainty and affect consumer spending. For example, during periods with a relatively strong U.S. dollar, our products are more expensive for existing and prospective international customers, which has impacted, and could in the future impact, the budgets and purchasing decisions of certain of our existing and prospective international customers.
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
We have both hybrid remote and in-person work policies, however, substantially all of our employees have continued to work in a hybrid environment, which may pose additional security risks. Our business operations are subject to interruption by natural disasters, including those related to the long-term effects of climate change, and other catastrophic events such as fire, floods, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic. To the extent such events impact our corporate headquarters, other facilities, or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.
Our business, financial condition and results of operations could be materially adversely affected by the recent conflict in the Middle East and subsequent hostilities in the region, as well as any negative impact on the regional or global economies and capital markets resulting therefrom or from the ongoing conflict between Ukraine and Russia and any other geopolitical tensions.
U.S. and global markets have experienced volatility and disruption following the escalation of geopolitical tensions, including the conflict in the Middle East, the ongoing conflict between Ukraine and Russia and increasing tensions between China and Taiwan. The length, scale and impact of these military conflicts are highly unpredictable and could continue to result in market disruptions, including significant volatility in commodity prices, credit and capital markets, disruption in the energy market as well as supply chain interruptions.
Furthermore, our research and development teams for Tenable OT Security and for Tenable Cloud Security are primarily located in Tel Aviv, Israel. Recent and ongoing hostilities in the region may have a material impact on our ability to deliver on our product roadmaps for these solutions.
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
At December 31, 2023, we had 38 issued patents and 21 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable,” “Nessus,” “Tenable.io” and "Lumin" trademarks and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks in the United States; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software, we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from public health crises such as pandemics or similar outbreaks, war, incidents of terrorism or responses to these events.

Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, high rates of inflation and interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability and concerns about an economic recession in the United States or other major markets, the ongoing military conflict between Ukraine and Russia, the ongoing conflict in the Middle East, increasing tensions between China and Taiwan and macroeconomic conditions. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.

On November 27, 2023, we announced that our Board of Directors authorized a share repurchase program of up to $100 million of shares of our outstanding common stock. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves, and we may fail to realize the anticipated long-term stockholder value. Additionally, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations.

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
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. The issuance of additional regulatory or accounting guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the

United States, could materially affect our tax obligations and effective tax rate. For example, beginning in 2022, U.S. taxpayers are required to capitalize and amortize certain research and development expenditures over five years if incurred in the United States and fifteen years if incurred in non-U.S. jurisdictions. Although legislative proposals have been made to repeal or defer the capitalization requirement, there can be no assurance that the provision will be repealed or otherwise modified. In addition, the recently enacted Inflation Reduction Act includes, among other provisions, a 15% minimum tax on the book income of certain large corporations, as well as a 1% excise tax imposed on certain stock repurchases by public corporations. It is possible that these changes could increase our future tax liability. Furthermore, the Organization for Economic Co-operation and Development, or OECD, is leading work on proposals, commonly referred to as “BEPS 2.0”, which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the allocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (subject to certain revenue threshold rules which we do not currently meet but expect to meet in the future), referred to as the Pillar One proposal, and imposing a minimum effective tax rate on certain multinational enterprises, referred to as the Pillar Two proposal. A number of countries have enacted with effect from the start of 2024, or are planning to enact core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two proposal, we may be within the scope of its rules. The OECD has issued administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates and considering our eligibility to qualify for these safe harbor rules. Any of the foregoing could increase our tax obligations and require us to incur additional material costs to ensure compliance with any such rules in the countries where we do business.

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
At December 31, 2023 we had U.S. federal, state and foreign net operating loss carryforwards, or NOLs, of $372.5 million, $246.6 million, and $469.3 million, respectively, available to offset future taxable income, some of which will begin to expire in 2030. A lack of future taxable income would adversely affect our ability to utilize certain of our NOLs before they expire. Under current law, Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income.

In addition, under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use its NOLs to offset its taxable income if one or more stockholders or groups of stockholders that each own at least 5% of the company’s stock increase their aggregate ownership (by value) by more than 50 percentage points over their lowest ownership percentages within a rolling three-year period. Similar rules may apply under state and foreign tax laws. Based upon an analysis at December 31, 2023, we do not expect these limitations to materially impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occurred after such date, or occur in the future, our ability to use our NOLs may be limited. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal, state or foreign purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Tenable recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data and our exposure management solutions. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, our critical data (including without limitation intellectual property, confidential information that is proprietary, strategic or competitive, customer vulnerability data, and information systems data), and exposure management solutions.
Our Information Security function is overseen by our Chief Security Officer, or CSO, and is supported by our Chief Information Officer, Product Engineering Team Lead, Chief Legal Officer, or CLO, and Head of Global Privacy. Our information security function is responsible for identifying, assessing and managing cybersecurity threats and risks and works to monitor and evaluate our threat environment and risk profile using various methods. These methods include conducting vulnerability assessments and threat assessments in certain environments for internal and external threats, scanning certain threat environments, analyzing certain reports of threats and actors, conducting internal audits for certain systems, evaluating our and our industry’s risk profile, coordinating with law enforcement concerning select threats, and engaging with third-party service providers to conduct external audits, and threat assessments for certain systems, provide intelligence feeds, and conduct red/blue team testing and tabletop incident response exercises.
We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data depending on the environment. This includes maintaining an incident response plan, vulnerability management policy, and disaster recovery and business continuity plan, conducting risk assessments for certain environments, implementing security standards and certifications for certain products and systems, encrypting data in transit and at rest, controlling data access in certain environments, using multiple network controls in certain environments, segregating data, monitoring systems, performing regular security assessments for certain systems, training employees, maintaining cybersecurity insurance, maintaining dedicated cybersecurity staff, and conducting internal and external penetration tests.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. This integration is designed to ensure that cybersecurity considerations are part of our decision-making processes. Our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Cybersecurity Risk Management Committee, or Cybersecurity Committee, of the Board of Directors, or Board.
We use third-party service providers to assist us from time to time in identifying, assessing, and managing material risks from cybersecurity threats, including for example cybersecurity consultants and software providers, managed cybersecurity service providers, threat intelligence service providers, forensic investigators, penetration testing firms, dark web monitoring services, and professional services firms, including legal counsel and auditors. By partnering with these specialized providers, we can leverage their insights and expertise to implement cybersecurity strategies and processes that are designed to align with industry best practices.
Our collaboration with third parties includes cybersecurity audits, threat assessments, and consultation on security enhancements. We have established processes designed to manage the cybersecurity risks associated with working with third-party service providers. We evaluate the risks associated with third parties before engagement and maintain ongoing monitoring of such third parties designed to ensure compliance with our security standards. This includes security questionnaires and assessments, as well as external attack surface management. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
See Risk Factors in this Annual Report on Form 10-K for a description of the risks from cybersecurity threats that may materially affect us and how they may do so.
Governance
Our Board addresses cybersecurity risk management as part of its general oversight function. The Cybersecurity Committee is tasked with assisting the Board in fulfilling its oversight responsibility for our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
The Cybersecurity Committee bears the primary responsibility for oversight of the management of risks related to the Company’s information technology use and protection, cybersecurity, and product security. The Cybersecurity Committee consists of directors with cybersecurity and other expertise including risk management, technology and finance. The Cybersecurity Committee assists the Audit Committee and the Board in overseeing Tenable’s overall process of risk assessment and enterprise risk management.
Our CSO is responsible for implementing and maintaining our cybersecurity risk assessment and management processes. Our CSO has over 25 years of experience in cybersecurity, including serving as a chief security and strategy officer at another company and founding a cybersecurity operational technology threat intelligence and solutions platform. Our CSO oversees and maintains our information security management framework and is responsible for defining and implementing our information security strategy, hiring appropriate personnel, communicating key cybersecurity priorities to relevant personnel, and managing cybersecurity budgets and cybersecurity processes.

Our CSO seeks to regularly obtain information about relevant developments in cybersecurity, including potential threats and risk management techniques to help shape our approach to preventing, detecting, mitigating, and remediating cybersecurity threats. Our CSO is also responsible for implementing and overseeing processes for regularly monitoring our information systems and data, including the conducting of periodic audits of certain systems to identify potential vulnerabilities. The CSO reports directly to the Chief Executive Officer and provides regular updates to our Chief Financial Officer, and CLO, on certain cybersecurity risks and incidents.
In the event of a cybersecurity incident, the CSO initiates our incident response plan that includes actions designed to mitigate the impact and long-term strategies for remediation and prevention of future incidents. Our incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including reporting to the Cybersecurity Committee and the Board for certain cybersecurity incidents.
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
Holders of Record
At December 31, 2023, we had 22 holders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered Sales of Equity Securities
On October 2, 2023, in connection with our acquisition of Ermetic, we issued 311,160 shares of restricted common stock to certain key Ermetic employees. These shares have not been registered under the Securities Act of 1933, as amended, or the securities laws of any state of the United States in reliance upon certain exemptions from registration under said acts and may not be offered or sold absent to registration or pursuant to an exemption therefrom. The foregoing did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sales were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were placed on the share certificates issued. The shares are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
The shares issued were subject to vesting agreements and were unvested as of their issuance. The shares are subject to forfeiture if these employees do not continue to provide services for the specified vesting period.

Issuer Purchases of Equity Securities
A summary of stock repurchases during the three months ended December 31, 2023 is presented below:

(in thousands, except for per share data)	Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan(1)
Shares purchased October 1, 2023 to October 31, 2023	—	$—	—	$—
Shares purchased November 1, 2023 to November 30, 2023	24	$41.09	24	$99,001
Shares purchased December 1, 2023 to December 31, 2023	332	$41.98	332	$85,066
	356	$41.92
(1)    On November 27, 2023, we announced that our Board of Directors authorized the repurchase of up to $100 million of our common stock. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions, or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the Securities and Exchange Commission. The authorization has no expiration date.

Item 6.        Selected Financial Data
The following selected consolidated statements of operations data for the years ended December 31, 2023, 2022 and 2021 and the selected consolidated balance sheet data at December 31, 2023 and 2022 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2020 and 2019 and consolidated balance sheet data as of December 31, 2021, 2020 and 2019 are from our audited financial statements not included in this Annual Report on Form 10-K.
You should read the following selected financial data with the historical consolidated financial statements and related notes to those statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021	2020	2019
Revenue	$798,710	$683,191	$541,130	$440,221	$354,586
Cost of revenue(1)	183,577	154,789	106,396	77,554	60,818
Gross profit	615,133	528,402	434,734	362,667	293,768
Operating expenses:
Sales and marketing(1)	393,450	349,430	270,158	224,277	228,035
Research and development(1)	153,163	143,560	116,432	101,687	87,064
General and administrative(1)	116,181	103,227	89,912	73,136	69,468
Restructuring	4,499	—	—	—	—
Total operating expenses	667,293	596,217	476,502	399,100	384,567
Loss from operations	(52,160)	(67,815)	(41,768)	(36,433)	(90,799)
Interest income	24,700	6,284	606	1,740	6,037
Interest expense	(31,339)	(19,001)	(7,502)	(496)	(207)
Other expense, net	(8,602)	(4,757)	(1,965)	(1,885)	(680)
Loss before income taxes	(67,401)	(85,289)	(50,629)	(37,074)	(85,649)
Provision (benefit) for income taxes	10,883	6,933	(3,952)	5,657	13,364
Net loss	$(78,284)	$(92,222)	$(46,677)	$(42,731)	$(99,013)

Net loss per share, basic and diluted(2)	$(0.68)	$(0.83)	$(0.44)	$(0.42)	$(1.03)
Weighted-average shares used to compute net loss per share, basic and diluted	115,408	111,321	106,387	101,009	96,014
_______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021	2020	2019
Cost of revenue	$11,247	$8,369	$4,446	$3,158	$2,817
Sales and marketing	61,322	49,383	29,410	19,842	16,032
Research and development	37,225	31,499	20,593	14,794	8,911
General and administrative	35,533	31,382	24,956	21,779	15,683
Total stock-based compensation expense	$145,327	$120,633	$79,405	$59,573	$43,443
(2)    See Note 12 to our Consolidated Financial Statements in this Annual Report on Form 10-K for details on the calculation of basic and diluted net loss per share.

Consolidated Balance Sheet Data:	December 31,
(in thousands)	2023	2022	2021	2020	2019
Cash and cash equivalents	$237,132	$300,866	$278,000	$178,223	$74,363
Short-term investments	236,840	266,569	234,292	113,623	137,904
Working capital(1)	129,635	273,007	265,556	108,891	35,319
Total assets	1,606,871	1,439,530	1,248,819	690,589	558,612
Deferred revenue, current and non-current	750,497	664,602	530,885	434,510	363,127
Term loan, net of issuance costs (net of current portion)	359,281	361,970	364,728	—	—
Accumulated deficit	(825,035)	(746,751)	(654,529)	(607,852)	(565,121)
Total stockholders' equity	346,344	270,866	215,313	150,665	98,905
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
Tenable One incorporates Tenable Vulnerability Management, Tenable Web App Scanning, Tenable Lumin, Tenable Cloud Security, Tenable Identity Exposure, Tenable Attack Surface Management, Tenable Security Center and Tenable OT Security. All of these products are also offered as standalone solutions, alongside Nessus.
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
Revenue in 2023, 2022 and 2021 was $798.7 million, $683.2 million and $541.1 million, representing year-over-year growth of 17% and 26%, respectively. Our recurring revenue, which includes revenue from subscription arrangements for software (both revenue recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 95% of revenue in 2023, 2022 and 2021. Our net loss in 2023, 2022 and 2021 was $78.3 million, $92.2 million and $46.7 million, respectively. Our cash flows from operating activities were $149.9 million, $131.2 million and $96.8 million in 2023, 2022 and 2021, respectively.

Financial Highlights
Below are our key financial results:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue	$798,710	$683,191	$541,130
Loss from operations	(52,160)	(67,815)	(41,768)
Net loss	(78,284)	(92,222)	(46,677)
Net loss per share, basic and diluted	(0.68)	(0.83)	(0.44)
Net cash provided by operating activities	149,855	131,151	96,765
Purchases of property and equipment	(1,704)	(9,359)	(3,887)
Capitalized software development costs	(7,052)	(9,789)	(2,674)
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue	$798,710	$683,191	$541,130
Deferred revenue (current), end of period	580,779	502,115	407,498
Deferred revenue (current), beginning of period(1)	(506,192)	(408,443)	(331,462)
Calculated current billings	$873,297	$776,863	$617,166
_______________
(1)    Deferred revenue (current), beginning of period for 2023, 2022 and 2021 includes $4.1 million, $0.9 million and $2.6 million, respectively, related to acquired deferred revenue.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$149,855	$131,151	$96,765
Purchases of property and equipment	(1,704)	(9,359)	(3,887)
Capitalized software development costs	(7,052)	(9,789)	(2,674)
Free cash flow(1)	$141,099	$112,003	$90,204
_______________
(1)    Free cash flow for the periods presented was impacted by:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for interest and other financing costs	$34,323	$16,047	$4,978
Employee stock purchase plan activity	1,077	837	(283)
Acquisition-related expenses	(9,336)	(2,655)	(6,464)
Costs related to intra-entity asset transfers	—	(838)	—
Tax payment on intra-entity asset transfers	—	(2,697)	(2,808)
Capital expenditures related to new headquarters	—	—	(928)
Free cash flow in 2022 was benefited by approximately $8 million from prepayments of software subscription costs, insurance and rent made in prior quarters.

Customer Metrics
We believe that our customer base provides a significant opportunity to expand sales of our enterprise platform offerings. The following tables summarize key components of our customer base:

	Year Ended December 31,
	2023	2022	2021
Number of new enterprise platform customers added in period(1)(2)	1,788	2,078	1,882
_______________
(1)    We define an enterprise platform customer as a customer that has licensed Tenable One, Tenable Venerability Management, Tenable Cloud Security, Tenable Identity Exposure, Tenable OT Security or Tenable Security Center for an annual amount of $5,000 or greater. New enterprise platform customers represent new customer logos during the periods presented and do not include customer conversions from Tenable Nessus Expert to enterprise platforms.
(2)    The number of new enterprise platform customers added in 2023 and 2021 include 104 and 95 legacy customers, respectively, of companies we acquired.

	December 31,
	2023	2022	2021
Number of customers with $100,000 and greater in annual contract value at end of period	1,721	1,420	1,095
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	December 31,
(in thousands)	2023	2022	2021
Dollar-based net expansion rate	111%	117%	117%

Non-GAAP Income from Operations and Non-GAAP Operating Margin
We use non-GAAP income from operations along with non-GAAP operating margin as key indicators of our financial performance. We define these non-GAAP financial measures as their respective GAAP measures, excluding the effects of stock-based compensation, acquisition-related expenses, restructuring expenses, costs related to the intra-entity asset transfers resulting from the internal restructuring of legal entities and amortization of acquired intangible assets. Acquisition-related expenses include transaction and integration expenses, as well as costs related to the intercompany transfer of acquired intellectual property. Restructuring expenses include non-ordinary course severance, employee related benefits and other charges to reorganize business operations.
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Loss from operations	$(52,160)	$(67,815)	$(41,768)
Stock-based compensation	145,327	120,633	79,405
Acquisition-related expenses	9,472	2,642	6,901
Restructuring	4,499	—	—
Costs related to intra-entity asset transfer(1)	—	838	—
Amortization of acquired intangible assets	13,859	11,372	6,447
Non-GAAP income from operations	$120,997	$67,670	$50,985

Operating margin	(7)%	(10)%	(8)%
Non-GAAP operating margin	15%	10%	9%
________________
(1)    The costs related to the intra-entity asset transfer resulted from our internal restructuring of Cymptom.
Non-GAAP Net Income and Non-GAAP Earnings Per Share
We use non-GAAP net income, which excludes stock-based compensation, acquisition-related expenses, restructuring expenses and amortization of acquired intangible assets, as well as the related tax impacts, and the tax impact and related costs of intra-entity asset transfers resulting from the internal restructuring of legal entities as well as deferred income tax benefits recognized in connection with acquisitions, to calculate non-GAAP earnings per share. We believe that these non-GAAP measures provide important information because they facilitate comparisons of our core operating results over multiple periods.

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Year Ended December 31,
(in thousands, except for per share amounts)	2023	2022	2021
Net loss	$(78,284)	$(92,222)	$(46,677)
Stock-based compensation	145,327	120,633	79,405
Tax impact of stock-based compensation(1)	2,017	2,103	617
Acquisition-related expenses(2)	9,472	2,642	6,901
Restructuring(2)	4,499	—	—
Costs related to intra-entity asset transfer(3)	—	838	—
Amortization of acquired intangible assets(4)	13,859	11,372	6,447
Tax impact of acquisitions(5)	265	(3,703)	(10,560)
Tax impact of intra-entity asset transfers(6)	—	2,652	2,808
Non-GAAP net income	$97,155	$44,315	$38,941

Net loss per share, diluted	$(0.68)	$(0.83)	$(0.44)
Stock-based compensation	1.25	1.08	0.75
Tax impact of stock-based compensation(1)	0.02	0.02	0.01
Acquisition-related expenses(2)	0.08	0.02	0.06
Restructuring(2)	0.04	—	—
Costs related to intra-entity asset transfer(3)	—	0.01	—
Amortization of acquired intangible assets(4)	0.11	0.10	0.06
Tax impact of acquisitions(5)	—	(0.03)	(0.10)
Tax impact of intra-entity asset transfers(6)	—	0.03	0.03
Adjustment to diluted earnings per share(7)	(0.02)	(0.02)	(0.03)
Non-GAAP earnings per share, diluted	$0.80	$0.38	$0.34

Weighted-average shares used to compute GAAP net loss per share, diluted	115,408	111,321	106,387

Weighted-average shares used to compute non-GAAP earnings per share, diluted	120,714	117,534	114,825
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for the applicable tax jurisdictions.
(2)    The tax impact of acquisition-related expenses and restructuring expenses are not material.
(3)    The costs related to the intra-entity asset transfers resulted from our internal restructuring of Cymptom.
(4)    The tax impact of the amortization of acquired intangible assets is included in the tax impact of acquisitions.
(5)    The tax impact of acquisitions in 2023 includes the deferred tax benefits of the Alsid acquisition and a reversal of deferred tax expense related to indefinite-lived intangible assets. The tax impact of acquisitions in 2022 includes a deferred tax benefit of $1.2 million related to Alsid and reversal of the $2.5 million income tax benefit recognized for GAAP purposes related to the partial release of our valuation allowance associated with the Bit Discovery acquisition. The tax impact of acquisitions in 2021 includes a reversal of the $7.9 million income tax benefit recognized for GAAP purposes related to the partial release of our valuation allowance and a $2.6 million benefit related to Alsid.
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
We have historically experienced, and expect in the future to experience, seasonality in entering into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the third and fourth quarters of the year. The increase in customer agreements in the third quarter is primarily attributable to U.S. government and related agencies, and the increase in the fourth quarter is primarily attributable to large enterprise account buying patterns typical in the software industry. The ratable nature of our subscription revenue makes this seasonality less apparent in our overall financial results. In 2023, we experienced longer sales cycle times in the purchasing and approval phases of our sales cycle, and this trend is expected to continue in 2024.
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue includes personnel costs related to our technical support group that provides assistance to customers, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and any severance. Cost of revenue also includes cloud infrastructure costs, the costs related to professional services and training, depreciation, amortization of acquired and developed technology, hardware costs and allocated overhead costs, which consist of information technology, facilities and insurance.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative expenses and restructuring expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes, stock-based compensation and ordinary course severance. Operating expenses also include depreciation and amortization as well as allocated overhead costs, including IT and facilities costs.
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
General and Administrative
General and administrative expense consists of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include travel and entertainment, professional fees, insurance, allocated overhead, and acquisition-related expenses.
We expect our general and administrative expense to continue to increase in absolute dollars and decrease as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period due to the timing and extent of these expenses.

Restructuring
Restructuring expenses consist of non-ordinary course severance, employee related benefits and other charges to reorganize business operations.
Interest Income, Interest Expense and Other Expense, Net
Interest income consists of income earned on cash and cash equivalents and short-term investments. Interest expense consists primarily of interest expense in connection with our senior secured term loan facility, or Term Loan, unused commitment fees on our senior secured revolving credit facility, or Revolving Credit Facility, and letter of credit fees. Other expense, net consists primarily of foreign currency remeasurement and transaction gains and losses and impairment losses related to our non-marketable simple agreements for future equity ("SAFE") investments.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue	$798,710	$683,191	$541,130
Cost of revenue(1)	183,577	154,789	106,396
Gross profit	615,133	528,402	434,734
Operating expenses:
Sales and marketing(1)	393,450	349,430	270,158
Research and development(1)	153,163	143,560	116,432
General and administrative(1)	116,181	103,227	89,912
Restructuring	4,499	—	—
Total operating expenses	667,293	596,217	476,502
Loss from operations	(52,160)	(67,815)	(41,768)
Interest income	24,700	6,284	606
Interest expense	(31,339)	(19,001)	(7,502)
Other expense, net	(8,602)	(4,757)	(1,965)
Loss before income taxes	(67,401)	(85,289)	(50,629)
Provision (benefit) for income taxes	10,883	6,933	(3,952)
Net loss	$(78,284)	$(92,222)	$(46,677)
_______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of revenue	$11,247	$8,369	$4,446
Sales and marketing	61,322	49,383	29,410
Research and development	37,225	31,499	20,593
General and administrative	35,533	31,382	24,956
Total stock-based compensation expense	$145,327	$120,633	$79,405
Comparison of 2023 and 2022
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Subscription revenue	$725,013	$612,510	$112,503	18%
Perpetual license and maintenance revenue	48,729	50,699	(1,970)	(4)%
Professional services and other revenue	24,968	19,982	4,986	25%
Revenue	$798,710	$683,191	$115,519	17%
The increase in revenue of $115.5 million included $125.9 million from existing customers as of January 1, 2023 net of a decrease from new customers of $10.4 million as compared to the prior year. U.S. revenue increased $55.6 million, or 14%. International revenue increased $59.9 million, or 20%.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Cost of revenue	$183,577	$154,789	$28,788	19%
Gross profit	615,133	528,402	86,731	16%
Gross margin	77%	77%
The increase in cost of revenue of $28.8 million was primarily due to:
•a $12.2 million increase in personnel costs, primarily due to support for cloud-based products and an increase in headcount, including a $2.9 million increase in stock-based compensation;
•a $10.3 million increase in third-party cloud infrastructure costs;
•a $2.5 million increase in the amortization of acquired intangible assets;
•a $1.8 million increase in depreciation and amortization;
•a $0.7 million increase in allocated overhead expenses;
•a $0.5 million increase in subscription costs; and
•a $0.3 million increase in professional fees.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Sales and marketing	$393,450	$349,430	$44,020	13%
The increase in sales and marketing expense of $44.0 million was primarily due to:
•a $22.9 million increase in personnel costs, related to an increase in headcount, including an $11.9 million increase in stock-based compensation;
•a $9.8 million increase in expenses for demand generation programs, including advertising, sponsorships, and brand awareness efforts;
•a $9.3 million increase in selling expenses, including travel and meeting costs and software subscription costs;
•a $1.6 million increase in allocated overhead expenses; and
•a $0.3 million increase in depreciation expense.
Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Research and development	$153,163	$143,560	$9,603	7%
The increase in research and development expense of $9.6 million was primarily due to:
•a $9.6 million increase in personnel costs, largely associated with an increase in headcount, including a $5.7 million increase in stock-based compensation and a $1.4 million decrease in capitalized software development costs;
•a $4.8 million increase in third-party cloud infrastructure costs;
•a $1.0 million increase in allocated overhead expenses;
•a $0.5 million increase in travel and meeting costs; and

•a $0.4 million increase in depreciation expense; partially offset by
•a $4.3 million decrease in costs for independent contractors; and
•a $2.3 million increase in tax credits.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
General and administrative	$116,181	$103,227	$12,954	13%
The increase in general and administrative expense of $13.0 million was primarily due to:
•a $5.6 million increase in personnel costs, largely associated with an increase in headcount, including a $4.2 million increase in stock-based compensation;
•a $3.5 million increase in acquisition-related expenses;
•a $2.1 million increase in professional fees;
•a $1.1 million increase in indirect taxes such as VAT, GST and other;
•a $0.9 million increase in bank charges; and
•a $0.5 million increase in travel and meeting costs; partially offset by
•a $0.8 million decrease in costs related to intra-entity asset transfers.
Restructuring

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Restructuring	$4,499	$—	$4,499	100%
The $4.5 million in restructuring includes non-ordinary course severance and employee related benefits related to the optimization of our go-to-market efforts, including reducing our reliance on sales specialists and streamlining layers of management. These changes to our go-to-market and supporting functions resulted in a 5% reduction in our work force. We expect to recognize an additional $2 million to $3 million in the three months ended March 31, 2024 related to the reduction in our work force that took place in January 2024. Additionally, we are currently in negotiations to sublease a portion of our real estate, which could result in a non-cash impairment charge of $6 million to $7 million in 2024.
Interest Income, Interest Expense and Other Expense, Net

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Interest income	$24,700	$6,284	$18,416	293%
Interest expense	(31,339)	(19,001)	(12,338)	65%
Other expense, net	(8,602)	(4,757)	(3,845)	81%
The $18.4 million increase in interest income was due to a higher interest rate on an increased average amount of cash and cash equivalents and short-term investments. The $12.3 million increase in interest expense was primarily due to an increase in the variable rate of our Term Loan. The $3.8 million increase in other expense, net was primarily due to $5.6 million of impairment losses on our SAFE investments partially offset by a decrease in foreign exchange losses.
Provision for Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	($)	(%)
Provision for income taxes	$10,883	$6,933	$3,950	(57)%
In 2023, the provision for income taxes included:
•$5.8 million of income taxes in foreign jurisdictions in which we conduct business;
•$5.3 million of discrete expenses primarily related to withholding taxes on sales to customers; partially offset by
•$0.2 million of deferred tax benefits related to the Alsid acquisition.
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
Comparison of 2022 and 2021
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Subscription revenue	$612,510	$476,023	$136,487	29%
Perpetual license and maintenance revenue	50,699	50,333	366	1%
Professional services and other revenue	19,982	14,774	5,208	35%
Revenue	$683,191	$541,130	$142,061	26%
The increase in revenue of $142.1 million included $132.8 million from existing customers at January 1, 2022 and $9.3 million from new customers. U.S. revenue increased $71.2 million, or 23%. International revenue increased $70.9 million, or 31%.
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
The $5.7 million increase in interest income was due to lower returns on our short-term investments in 2021. The $11.5 million increase in interest expense was primarily related to interest expense for our Term Loan entered into in July 2021. The $2.8 million increase in other expense, net was primarily due to an increase in foreign exchange losses.
Provision (Benefit) for Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	($)	(%)
Provision (benefit) for income taxes	$6,933	$(3,952)	$10,885	(275)%
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
Liquidity and Capital Resources
At December 31, 2023, we had $237.1 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $236.8 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. Treasury and agency obligations, and corporate and supranational bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses, as reflected by our accumulated deficit of $825.0 million at December 31, 2023.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At December 31, 2023, we had deferred revenue of $750.5 million, of which $580.8 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, including the build-out of our new headquarters, and acquiring complementary businesses and technology. We paid $243.3 million and $66.8 million to acquire businesses in 2023 and 2022, respectively. We may in the future enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in 2023, 2022 and 2021, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.

Stock Repurchase Plan
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In 2023, we purchased 356,240 shares for $14.9 million. The remaining amount available to purchase stock under the stock repurchase program was $85.1 million at December 31, 2023.
Term Loan and Revolving Credit Facility
In July 2021, we entered into a credit agreement, or the Credit Agreement, which is comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility, with a $15.0 million letter of credit sublimit. On June 1, 2023, we began using SOFR for the base interest rate instead of LIBOR. The Term Loan bears interest at a rate of 2.75% per annum over SOFR, subject to a 0.50% floor, plus a credit spread adjustment depending on the interest period.
From January to December 2023, interest rates on our Term Loan have been between 7.16% and 8.21%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5, and at December 31, 2023, our first lien net leverage ratio was 1.28.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At December 31, 2023, we were in compliance with the covenants and at December 31, 2023, we had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$149,855	$131,151	$96,765
Net cash used in investing activities	(212,615)	(128,039)	(391,590)
Net cash provided by financing activities	1,251	23,318	397,646
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,225)	(3,835)	(3,013)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(63,734)	$22,595	$99,808
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
From 2022 to 2023, net cash used in investing activities increased by $84.6 million, primarily due to an increase in cash paid for acquisitions of $176.5 million, partially offset by a $71.6 million net increase in sales of short-term investments, $10.0 million in cash paid for other investments in 2022, a $7.7 million decrease in purchases of property and equipment and a $2.7 million decrease in capitalized software development costs.

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
Financing Activities
From 2022 to 2023, net cash provided by financing activities decreased by $22.1 million, primarily due to the repurchase of common stock under our stock repurchase program of $14.9 million and an $8.2 million decrease in proceeds from the exercise of stock options, partially offset by a $1.4 million increase in proceeds from stock issued in connection with our employee stock purchase program.
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
Contractual Obligations
We have certain contractual obligations for future payments. See Note 7 to our Consolidated Financial Statements in this Annual Report on Form 10-K for our required operating lease payments and Note 9 for our required payments to Microsoft and Amazon Web Services for cloud services.
At December 31, 2023, we had other non-cancellable purchase obligations of $26.1 million due in the next twelve months and $22.1 million due thereafter. Additionally, we had $8.3 million of unrecognized tax benefits and $1.4 million of asset retirement obligations, the timing of payments for which is uncertain.
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
The fair value of our RSUs, PSUs and restricted stock is based on the market price of our common stock on the date of grant. Estimating the fair value of purchase rights under the 2018 ESPP using the Black-Scholes option-pricing model requires assumptions as to the fair value of our underlying common stock, the estimated term of the option, the risk free interest rates, the expected volatility of the price of our common stock and the expected dividend yield. The assumptions used to estimate the fair value of the option awards reflect our best estimates. If any of the assumptions change significantly, stock-based compensation for future awards may differ significantly compared with the awards granted previously.
The assumptions and estimates are as follows:
•Fair Value of Common Stock. See “Valuations” discussion below.
•Expected Term. We use the actual purchase periods as the expected term in the 2018 ESPP.
•Volatility. This is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We use the volatility of our common stock to calculate expected volatility for the 2018 ESPP.
•Risk-Free Interest Rate. This is the U.S. Treasury rate, having a term that most closely resembles the expected remaining term of each offering of the 2018 ESPP.
•Dividend Yield. We have not and do not expect to pay dividends on our common stock.
Valuations
We use the market price of our common stock at the date of grant as the fair value.
The fair value of the 2018 ESPP purchase rights were estimated on the offering or modification dates based on the following assumptions:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0
Expected volatility	46.9% — 58.1%	42.8% — 61.0%	37.2% — 59.4%
Risk-free interest rate	4.8% — 5.4%	0.1% — 3.4%	0.1% — 0.2%
Expected dividend yield	—	—	—

Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, a non-recurring Level 3 fair value measurement, we make estimates and assumptions, especially with respect to intangible assets such as identified acquired technology and trade names. We generally determine the fair value of acquired technology using the multi-period excess earnings method, a form of the income approach. Estimates in valuing identifiable intangible assets include, but are not limited to, projected revenue growth rates, obsolescence projections and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. Acquisition-related costs are expensed as incurred.
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
Recently Issued Accounting Pronouncements
See Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, including interest rate, foreign currency exchange and inflation risks.
Interest Rate Risk
At December 31, 2023, we had $237.1 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $236.8 million of short-term investments, which consisted of commercial paper, asset backed securities, certificates of deposit, U.S. treasury and agency securities and corporate and supranational bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to December 2023, interest rates on our Term Loan have been between 7.16% and 8.21%. A one percentage point increase in the rate would increase 2024 interest expense by $2.7 million.
Foreign Currency Exchange Risk
Substantially all of our sales contracts are denominated in U.S. dollars, with a limited number of contracts denominated in foreign currencies, including foreign denominated leases. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Australian dollar, Israeli New Shekel and Indian Rupee. In 2023, the U.S. dollar strengthened compared to other currencies, which likely negatively impacted our international sales growth and lowered certain international operating expenses. Further strengthening of the U.S. dollar compared to other currencies could result in lower international sales as our products would seem more expensive and could result in lower international operating costs as the U.S. dollar is the functional currency for all of our international subsidiaries. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize remeasurement and transaction gains (losses) in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currencies becomes more significant.
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through December 31, 2023, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tenable Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tenable Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Valuation of Acquired Developed Technology Intangible Assets
Description of the Matter
As described in Note 6 to the consolidated financial statements, during the year ended December 31, 2023, the Company completed the acquisition of Ermetic Ltd. (“Ermetic”) for $243.8 million, net of cash acquired. The Company’s accounting for the acquisition included determining the fair value of the acquired intangible assets using an income approach, including developed technology of $45.5 million. Auditing the accounting for the valuation of the acquired developed technology involved complex auditor judgment due to the estimation required in management’s determination of the fair value. The estimation was significant primarily due to the sensitivity of the fair value of the developed technology to the underlying assumptions, including the projected revenue growth rates, the discount rate and the obsolescence factor. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for the valuation of the acquired developed technology. For example, we tested controls over management’s review of the valuation models and significant assumptions used in determining the fair value of the acquired developed technology as well as controls over the completeness and accuracy of the data used in the models and assumptions.
To test the fair value of the acquired developed technology, our audit procedures included, among others, evaluating the Company's valuation methodology used, significant assumptions, and significant aspects of prospective financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing the valuation of the acquired developed technology. For example, we compared the significant assumptions to current industry and market trends and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014
Baltimore, Maryland
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Tenable Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Tenable Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tenable Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ermetic Ltd., which is included in the 2023 consolidated financial statements of the Company and constituted 4% of total assets as of December 31, 2023 and less than 1% and 2% of revenues and operating expenses, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Ermetic Ltd.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Baltimore, Maryland
February 28, 2024

TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$237,132	$300,866
Short-term investments	236,840	266,569
Accounts receivable (net of allowance for doubtful accounts of $470 and $1,400 at December 31, 2023 and 2022, respectively)	220,060	187,341
Deferred commissions	49,559	44,270
Prepaid expenses and other current assets	61,882	58,121
Total current assets	805,473	857,167
Property and equipment, net	45,436	46,726
Deferred commissions (net of current portion)	72,394	67,238
Operating lease right-of-use assets	34,835	38,495
Acquired intangible assets, net	107,017	75,376
Goodwill	518,539	316,520
Other assets	23,177	38,008
Total assets	$1,606,871	$1,439,530
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,941	$18,722
Accrued compensation	66,492	52,620
Deferred revenue	580,779	502,115
Operating lease liabilities	5,971	5,821
Other current liabilities	5,655	4,882
Total current liabilities	675,838	584,160
Deferred revenue (net of current portion)	169,718	162,487
Term loan, net of issuance costs (net of current portion)	359,281	361,970
Operating lease liabilities (net of current portion)	48,058	52,611
Other liabilities	7,632	7,436
Total liabilities	1,260,527	1,168,664

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized, 117,504 and 113,056 shares issued at December 31, 2023 and 2022, respectively)	1,175	1,131
Additional paid-in capital	1,185,100	1,017,837
Treasury stock (at cost: 356 and 0 shares at December 31, 2023 and 2022, respectively)	(14,934)	—
Accumulated other comprehensive income (loss)	38	(1,351)
Accumulated deficit	(825,035)	(746,751)
Total stockholders’ equity	346,344	270,866
Total liabilities and stockholders’ equity	$1,606,871	$1,439,530
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue	$798,710	$683,191	$541,130
Cost of revenue	183,577	154,789	106,396
Gross profit	615,133	528,402	434,734
Operating expenses:
Sales and marketing	393,450	349,430	270,158
Research and development	153,163	143,560	116,432
General and administrative	116,181	103,227	89,912
Restructuring	4,499	—	—
Total operating expenses	667,293	596,217	476,502
Loss from operations	(52,160)	(67,815)	(41,768)
Interest income	24,700	6,284	606
Interest expense	(31,339)	(19,001)	(7,502)
Other expense, net	(8,602)	(4,757)	(1,965)
Loss before income taxes	(67,401)	(85,289)	(50,629)
Provision (benefit) for income taxes	10,883	6,933	(3,952)
Net loss	$(78,284)	$(92,222)	$(46,677)

Net loss per share, basic and diluted	$(0.68)	$(0.83)	$(0.44)
Weighted-average shares used to compute net loss per share, basic and diluted	115,408	111,321	106,387
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(78,284)	$(92,222)	$(46,677)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	1,389	(1,045)	(316)
Other comprehensive income (loss)	1,389	(1,045)	(316)
Comprehensive loss	$(76,895)	$(93,267)	$(46,993)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	103,715	$1,037	$757,470	$—	$10	$(607,852)	$150,665
Exercise of stock options	2,671	26	18,242	—	—	—	18,268
Vesting of restricted stock units	1,872	19	(19)	—	—	—	—
Issuance of common stock under employee stock purchase plan	671	7	13,729	—	—	—	13,736
Stock-based compensation	—	—	79,637	—	—	—	79,637
Other comprehensive loss	—	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	—	(46,677)	(46,677)
Balance at December 31, 2021	108,929	1,089	869,059	—	(306)	(654,529)	215,313
Exercise of stock options	1,174	12	11,709	—	—	—	11,721
Vesting of restricted stock units	2,510	25	(25)	—	—	—	—
Issuance of common stock under employee stock purchase plan	443	5	14,786	—	—	—	14,791
Stock-based compensation	—	—	122,308	—	—	—	122,308
Other comprehensive loss	—	—	—	—	(1,045)	—	(1,045)
Net loss	—	—	—	—	—	(92,222)	(92,222)
Balance at December 31, 2022	113,056	1,131	1,017,837	—	(1,351)	(746,751)	270,866
Exercise of stock options	387	4	3,497	—	—	—	3,501
Vesting of restricted stock units	3,153	32	(32)	—	—	—	—
Vesting of performance stock units	91	—	—	—	—	—	—
Issuance of restricted stock awards	311	3	(3)	—	—	—	—
Issuance of common stock under employee stock purchase plan	506	5	16,219	—	—	—	16,224
Purchase of treasury stock	—	—	—	(14,934)	—	—	(14,934)
Fair value of replacement equity attributable to pre-acquisition service	—	—	526	—	—	—	526
Stock-based compensation	—	—	147,056	—	—	—	147,056
Other comprehensive income	—	—	—	—	1,389	—	1,389
Net loss	—	—	—	—	—	(78,284)	(78,284)
Balance at December 31, 2023	117,504	$1,175	$1,185,100	$(14,934)	$38	$(825,035)	$346,344
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net loss	$(78,284)	$(92,222)	$(46,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	265	(2,781)	(10,468)
Depreciation and amortization	27,108	22,194	16,170
Stock-based compensation	145,327	120,633	79,405
Net accretion of discounts and amortization of premiums on short-term investments	(8,323)	(1,199)	581
Impairment of other investments	5,617	—	—
Amortization of debt issuance costs	1,267	1,299	903
Other	1,914	5,404	2,431
Changes in operating assets and liabilities:
Accounts receivable	(30,042)	(51,256)	(17,228)
Prepaid expenses and other assets	1,689	(2,929)	(46,207)
Accounts payable, accrued expenses and accrued compensation	7,071	409	24,330
Deferred revenue	81,755	132,622	92,486
Other current and noncurrent liabilities	(5,509)	(1,023)	1,039
Net cash provided by operating activities	149,855	131,151	96,765

Cash flows from investing activities:
Purchases of property and equipment	(1,704)	(9,359)	(3,887)
Capitalized software development costs	(7,052)	(9,789)	(2,674)
Purchases of short-term investments	(278,209)	(266,693)	(282,438)
Sales and maturities of short-term investments	317,651	234,569	160,874
Purchases of other investments	—	(10,000)	(5,000)
Business combinations, net of cash acquired	(243,301)	(66,767)	(258,465)
Net cash used in investing activities	(212,615)	(128,039)	(391,590)

Cash flows from financing activities:
Payments on term loan	(3,750)	(3,750)	—
Proceeds from term loan	—	—	375,000
Credit facility issuance costs	—	—	(9,348)
Proceeds from stock issued in connection with the employee stock purchase plan	16,224	14,791	13,736
Proceeds from the exercise of stock options	3,501	11,721	18,268
Purchase of treasury stock	(14,934)	—	—
Other financing activities	210	556	(10)
Net cash provided by financing activities	1,251	23,318	397,646
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,225)	(3,835)	(3,013)
Net (decrease) increase in cash and cash equivalents and restricted cash	(63,734)	22,595	99,808
Cash and cash equivalents and restricted cash at beginning of year	300,866	278,271	178,463
Cash and cash equivalents and restricted cash at end of year	$237,132	$300,866	$278,271

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,323	$16,047	$4,978
Cash paid for income taxes, net of refunds	8,981	10,582	6,481
Supplemental cash flow information related to leases:
Cash payments for operating leases	$8,914	$6,113	$7,657
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
Foreign Currency
The functional currency for all of our foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in other currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. We bill our customers in U.S. dollars. Expenses incurred in non U.S. dollar currencies are remeasured into U.S. dollars when incurred. Remeasurement losses in currencies other than the functional currency were $3.1 million, $4.8 million and $1.9 million in 2023, 2022 and 2021, respectively, and are included as a component of other expense, net in the consolidated statements of operations.
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
At December 31, 2023 and 2022, cash and cash equivalents included $5.8 million of restricted cash primarily related to collateral for outstanding letters of credit.
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
Investments
Short-term Investments
Our short-term investments include asset backed securities, certificates of deposit, commercial paper, corporate and supranational bonds, and U.S. treasury and agency obligations. Our investments are classified as available-for-sale and recorded at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) within stockholders’ equity.
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
Other Investments
Our other investments consist of non-marketable simple agreements for future equity ("SAFE") investments with privately held companies. These SAFE investments convert our investment value into preferred stock of the issuer upon a future equity financing or give us the right to redeem the investments upon a dissolution or liquidity event in the form of cash or common stock, and include customary investor protections and incentives, including information rights, pro-rata rights to participate in subsequent equity financings, and a right of first notice in the event of a potential acquisition of the issuer. We have elected to apply the measurement alternative and record these SAFE investments at cost, less any impairment, plus or minus observable price changes for similar investments of the same issuer. At December 31, 2023 and 2022, we had $9.4 million and $15.0 million, respectively, which are included in other assets on our consolidated balance sheets. In 2023, we identified impairment indicators for two of our SAFE investments and determined our investments were impaired, resulting in an impairment loss of $5.6 million that was recorded in other expense, net on our consolidated statement of operations. No material events impacted the carrying value of our SAFE investments in 2022.

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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount may not be fully recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the excess of the carrying amount over the fair value. There was no impairment of long-lived assets in 2023, 2022 or 2021.
Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, a non-recurring Level 3 fair value measurement, we make estimates and assumptions, especially with respect to intangible assets such as identified acquired technology and trade names. We determine the fair value of acquired technology using the multi-period excess earnings method, a form of the income approach. Estimates in valuing identifiable intangible assets include, but are not limited to, projected revenue growth rates, obsolescence projections and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. Acquisition-related costs are expensed as incurred.
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
Common Stock
Our Amended and Restated Certificate of Incorporation authorized 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding at December 31, 2023 or 2022. The voting, dividend, and liquidation rights of common stockholders are subject to, and qualified by, the rights of preferred stockholders. The common stockholders are entitled to receive dividends when, as and if, declared by the Board of Directors, subject to preferential dividend rights of preferred stockholders. Upon dissolution or liquidation, our common stockholders will be entitled to receive all assets available for distribution to stockholders, subject to any preferential rights of preferred stockholders.
Treasury Stock
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. We account for purchases of treasury stock under the cost method. Shares are held for future issuance and not retired. In 2023, we purchased 356,240 shares for $14.9 million. The remaining amount available under the stock repurchase program was $85.1 million at December 31, 2023.

Stock-Based Compensation
Stock-based compensation expense related to restricted stock units ("RSUs"), purchase rights issued under our 2018 Employee Stock Purchase Plan ("2018 ESPP"), stock options and restricted stock is calculated based on the fair value of the awards granted and is recognized on a straight-line basis over the requisite service period, which is generally two to four years. Our performance stock units ("PSUs") vest over a period of 4 years and are subject to defined performance and service conditions. Our PSUs are expensed using the accelerated attribution method. We account for forfeitures as they occur.
The fair value of RSUs, PSUs and restricted stock is based on the market price of our common stock on the date of grant. The fair value of 2018 ESPP purchase rights is estimated on the grant date using the Black-Scholes option pricing model, which requires us to make assumptions and judgments, including the expected term, expected volatility, and risk-free interest rates. We use the market price of our common stock at the date of grant.
Advertising
Advertising costs are expensed as they are incurred. We incurred advertising costs of $16.2 million in 2023 and $13.6 million in each of 2022 and 2021, which are included in sales and marketing expense in the consolidated statements of operations.
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
Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in property and equipment, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In 2023, 2022 and 2021, we capitalized $8.8 million, $11.5 million and $2.9 million of development costs related to internal use software, including capitalized stock-based compensation of $1.7 million, $1.7 million, and $0.2 million, respectively.
Restructuring
Restructuring expenses consist of non-ordinary course severance, employee related benefits and other charges. The $4.5 million in restructuring expense relates to the optimization of our go-to-market efforts, including reducing our reliance on sales specialists and streamlining layers of management. These changes to our go-to-market and supporting functions resulted in a 5% reduction in our work force.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for our annual period beginning January 1, 2025, and interim periods thereafter, applied retrospectively with early adoption permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for our annual periods beginning January 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Subscription revenue	$725,013	$612,510	$476,023
Perpetual license and maintenance revenue	48,729	50,699	50,333
Professional services and other revenue	24,968	19,982	14,774
Revenue	$798,710	$683,191	$541,130
Concentrations

We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. Revenue derived through our channel network comprised 93% of revenue in 2023 and 92% of revenue in 2022 and 2021. One of our distributors accounted for 36%, 38% and 39% of revenue in 2023, 2022 and 2021, respectively. That same distributor accounted for 32% and 36% of accounts receivable at December 31, 2023 and 2022, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In 2023, 2022 and 2021, we recognized revenue of $502.8 million, $407.5 million and $329.0 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
At December 31, 2023, the future estimated revenue related to unsatisfied performance obligations was $775.0 million, of which $595.1 million is expected to be recognized as revenue over the next twelve months, and the remainder is expected to be recognized over the four years thereafter.
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Year Ended December 31,
(in thousands)	2023	2022
Beginning balance	$111,508	$99,949
Capitalization of contract acquisition costs	60,268	57,214
Amortization of deferred contract acquisition costs	(49,823)	(45,655)
Ending balance	$121,953	$111,508

3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$130,375	$—	$—	$130,375
Total cash equivalents	$130,375	$—	$—	$130,375

Short-term investments
Commercial paper	$82,188	$50	$(22)	$82,216
Corporate bonds	61,200	40	(91)	61,149
Asset backed securities	15,032	26	(15)	15,043
Yankee bonds	6,926	4	(17)	6,913
U.S. Treasury and agency obligations	71,456	97	(34)	71,519
Total short-term investments	$236,802	$217	$(179)	$236,840

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$201,476	$—	$—	$201,476
Total cash equivalents	$201,476	$—	$—	$201,476

Short-term investments
Commercial paper	$144,093	$2	$(377)	$143,718
Corporate bonds	37,778	—	(194)	37,584
Asset backed securities	19,723	11	(161)	19,573
Certificates of deposit	10,000	—	—	10,000
Supranational bonds	4,017	—	(67)	3,950
U.S. Treasury and agency obligations	52,309	—	(565)	51,744
Total short-term investments	$267,920	$13	$(1,364)	$266,569
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At December 31, 2023 and 2022, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.

The contractual maturities of our short-term investments are as follows:

	December 31, 2023		December 31, 2022
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$219,437	$219,414	$243,430	$242,129
Due between one and four years	17,365	17,426	24,490	24,440
Total short-term investments	$236,802	$236,840	$267,920	$266,569
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$130,375	$—	$—	$130,375
Total cash equivalents	$130,375	$—	$—	$130,375

Short-term investments
Commercial paper	$—	$82,216	$—	$82,216
Corporate bonds	—	61,149	—	61,149
Asset backed securities	—	15,043	—	15,043
Yankee bonds	—	6,913	—	6,913
U.S. Treasury and agency obligations	—	71,519	—	71,519
Total short-term investments	$—	$236,840	$—	$236,840

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$201,476	$—	$—	$201,476
Total cash equivalents	$201,476	$—	$—	$201,476

Short-term investments
Commercial paper	$—	$143,718	$—	$143,718
Corporate bonds	—	37,584	—	37,584
Asset backed securities	—	19,573	—	19,573
Certificates of deposit	—	10,000	—	10,000
Supranational bonds	—	3,950	—	3,950
U.S. Treasury and agency obligations	—	51,744	—	51,744
Total short-term investments	$—	$266,569	$—	$266,569
At December 31, 2023 and December 31, 2022, we had $9.4 million and $15.0 million, respectively, of SAFE investments with privately held companies, which are included in other assets on our consolidated balance sheets. We record our SAFE investments at cost, less any impairment, plus or minus observable price changes for similar investments of the same issuer. During the fiscal year ended December 31, 2023, we identified impairment indicators for two of our SAFE investments and determined our investments were impaired, resulting in an impairment loss of $5.6 million that was recorded in other expense, net on our consolidated statement of operations. No material events impacted the carrying value of our SAFE investments in 2022.
We did not have any liabilities measured and recorded at fair value on a recurring basis at December 31, 2023 and 2022.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Computer software and equipment	$21,845	$22,424
Internally developed software	32,261	23,479
Furniture and fixtures	6,513	5,940
Leasehold improvements	29,354	28,214
Total	89,973	80,057
Less: accumulated depreciation and amortization	(44,537)	(33,331)
Property and equipment, net	$45,436	$46,726
Depreciation and amortization related to property and equipment was $13.2 million, $10.8 million and $9.5 million in 2023, 2022 and 2021, respectively.
6. Acquisitions, Goodwill and Intangible Assets
Business Combinations
In October 2023, we acquired Ermetic, an innovative cloud-native application protection platform company and a leading provider of cloud infrastructure entitlement management. The addition of Ermetic enhances our Tenable One

Exposure Management Platform and Tenable Cloud Security solution to deliver contextual risk visibility, prioritization and remediation across infrastructure and identities both on-premises and in the cloud. We acquired 100% of Ermetic's equity through a share purchase agreement for total consideration of $243.8 million, including $243.3 million in cash, net of $6.1 million cash acquired, and $0.5 million fair value of replacement equity.
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
Purchase consideration, net of cash acquired, was allocated as follows:

(in thousands)	Ermetic	Bit Discovery	Cymptom
Intangible assets	$45,500	$11,100	$4,113
Goodwill	202,019	35,946	18,960
Other liabilities, net	(3,692)	(779)	(241)
Deferred tax (liabilities) assets, net	—	(2,460)	128
Total purchase price allocation	$243,827	$43,807	$22,960
We are still finalizing the allocation of the purchase price for Ermetic, which may change as additional information becomes available related to working capital and income taxes.
Acquired intangible assets and their estimated useful lives at the date of acquisition are as follows:

	Ermetic		Bit Discovery		Cymptom
(dollars in thousands)	Cost	Estimated Useful Life	Cost	Estimated Useful Life	Cost	Estimated Useful Life
Acquired technology	$45,500	7 years	$11,000	7 years	$4,113	7 years
Trade name	—		100	1 year	—
Acquired intangible assets	$45,500		$11,100		$4,113
The results of operations of Ermetic, Bit Discovery and Cymptom are included in our consolidated statements of operations from the applicable acquisition dates and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statements of operations.
We recognized acquisition-related expenses, primarily in general and administrative expense, of $9.5 million, $2.6 million and $6.9 million in 2023, 2022 and 2021, respectively.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2022	$316,520
Acquired goodwill	202,019
Balance at December 31, 2023	$518,539

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling these new capabilities from Ermetic, Bit Discovery and Cymptom to our customers. The acquired goodwill is generally not tax deductible.
Acquired intangible assets subject to amortization are as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$142,537	$(35,520)	$107,017	$97,037	$(21,738)	$75,299
Trade name	490	(490)	—	490	(413)	77
	$143,027	$(36,010)	$107,017	$97,527	$(22,151)	$75,376
Amortization of acquired intangible assets was $13.9 million, $11.4 million and $6.4 million in 2023, 2022 and 2021, respectively. At December 31, 2023, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 6.2 years.
At December 31, 2023, estimated future amortization of intangible assets is as follows:

(in thousands)
Year ending December 31,
2024	$18,675
2025	18,675
2026	18,490
2027	16,460
2028	13,417
Thereafter	21,300
Total	$107,017
7. Leases
We have operating leases for office facilities. Our leases have remaining terms of six months to just over eight years, some of which include one or more options to renew, with renewal terms up to five years and some of which include options to terminate the leases within the next one to three years.
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$7,592	$7,550	$7,634
Rent expense for short-term leases was not material in 2023, 2022 and 2021.
Supplemental information related to leases was as follows:

	December 31, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term	7.3 years	8.2 years
Weighted average discount rate	5.6%	5.6%

	Year Ended December 31,
(in thousands)	2023	2022	2021
ROU assets obtained in exchange for lease obligations
Operating leases	$1,234	$4,256	$3,137
In 2023, 2022 and 2021, we did not obtain any right-of-use assets in exchange for finance lease liabilities.
Maturities of operating lease liabilities at December 31, 2023 were as follows:

(in thousands)
Year ending December 31,
2024	$8,490
2025	9,597
2026	8,899
2027	8,412
2028	7,533
Thereafter	23,280
Total lease payments	66,211
Less: Imputed interest	(12,182)
Total	$54,029
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	December 31, 2023
Term loan	$367,500
Less: Unamortized debt discount and issuance costs	(5,548)
Term loan, net of issuance costs	361,952
Less: Term loan, net, current (1)	(2,671)
Term loan, net of issuance costs (net of current portion)	$359,281
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
Our Term Loan is recorded at its carrying value. At December 31, 2023, the fair value of our Term Loan was approximately $366.6 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of the Term Loan at December 31, 2023 were as follows:

(in thousands)
Year ending December 31,
2024	$3,750
2025	3,750
2026	3,750
2027	3,750
2028	352,500
Total	$367,500
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At December 31, 2023, our first lien net leverage ratio was 1.28.
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
The Credit Agreement is guaranteed by the Company and Tenable Public Sector LLC, an indirect subsidiary of the Company, as guarantors, and is supported by a security interest in substantially all of the assets of Tenable, Inc. and the guarantors.
The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on incurring additional indebtedness or guaranteeing indebtedness of others, creating liens on properties or assets, making certain investments, loans, advances and guarantees, selling assets, making certain restricted payments and entering into certain sale and leaseback transactions, affiliate transactions, restrictive agreements and asset and stock-based transactions. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At December 31, 2023, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At December 31, 2023, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend EUR 28.5 million. If we do not meet our commitment by the end of the term, we will be required to pay the difference.
In July 2021, we entered into a contract with Amazon Web Services ("AWS") for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years one, two and three, respectively, for a total of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference. We met our commitment for both the first and second years of our contract with AWS, and as of December 31, 2023, we have spent $32.7 million of our third year commitment.

Letters of Credit
At December 31, 2023, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for $5.5 million of our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"). Under the evergreen provision in the 2018 Plan, in January 2023 we reserved an additional 5.7 million shares of our common stock. At December 31, 2023, there were 23.4 million shares available for grant.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of revenue	$11,247	$8,369	$4,446
Sales and marketing	61,322	49,383	29,410
Research and development	37,225	31,499	20,593
General and administrative	35,533	31,382	24,956
Total stock-based compensation expense	$145,327	$120,633	$79,405
At December 31, 2023, the unrecognized stock-based compensation expense related to unvested RSUs was $275.7 million, which is expected to be recognized over an estimated weighted average remaining period of 2.7 years.
At December 31, 2023, the unrecognized stock-based compensation expense related to unvested PSUs was $4.8 million, which is expected to be recognized over an estimated remaining weighted average period of 2.8 years.
At December 31, 2023, the unrecognized stock-based compensation expense related to unvested restricted share awards was $12.8 million, which is expected to be recognized over an estimated remaining period of 2.3 years.
At December 31, 2023, the unrecognized stock-based compensation expense related to our 2018 ESPP was $4.9 million, which is expected to be recognized over an estimated weighted average period of 0.6 years.

Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	99	$4.25	4,490	$28.13	—	$—
Granted	—	—	3,842	43.57	—	—
Vested	(99)	4.25	(1,872)	28.14	—	—
Forfeited	—	—	(679)	33.64	—	—
Unvested balance at December 31, 2021	—	—	5,781	37.74	—	—
Granted	—	—	4,653	45.83	209	44.97
Vested	—	—	(2,510)	36.47	—	—
Forfeited	—	—	(1,030)	40.45	(13)	44.97
Unvested balance at December 31, 2022	—	—	6,894	43.26	196	44.97
Granted	311	45.67	4,728	43.47	188	43.24
Performance adjustment(1)	—	—	—	—	12	44.97
Vested	—	—	(3,153)	41.61	(91)	44.97
Forfeited	—	—	(1,126)	45.14	(47)	43.92
Unvested balance at December 31, 2023	311	45.67	7,343	43.80	258	43.90
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.
As part of the acquisition of Ermetic we issued replacement equity awards, of which $0.5 million was attributable to services performed prior to the acquisition date and allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as stock-based compensation.

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for per share data and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	9,441	$8.56	6.4	$412,547
Exercised	(2,671)	6.84		111,256
Forfeited/canceled	(39)	14.96
Outstanding at December 31, 2021	6,731	9.21	5.5	308,677
Exercised	(1,174)	9.98		47,880
Forfeited/canceled	(72)	16.15
Outstanding at December 31, 2022	5,485	8.96	4.5	160,135
Exercised	(387)	9.05		13,364
Forfeited/canceled	(3)	10.97
Outstanding and exercisable at December 31, 2023	5,095	8.95	3.5	189,108
At December 31, 2023, there were 5.1 million stock options outstanding that were vested and expected to vest.
Stock options were last granted in 2018. Stock options granted under our stock incentive plans have a maximum term of ten years, generally vest over a period of three to four years, and the exercise price cannot be less than the fair market value on the date of grant.
Estimating the fair value of ESPP purchase rights using the Black-Scholes option-pricing model requires assumptions as to the fair value of common stock, expected term, expected volatility, the risk-free interest rate and the expected dividend yield.
Fair Value of Common Stock. We use the market price of our common stock at the date of grant.
Expected Term. We use the actual purchase periods as the expected term in the 2018 ESPP.
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
2018 Employee Stock Purchase Plan
In 2018, our Board of Directors adopted, and our stockholders approved our 2018 ESPP. Under the evergreen provision, in January 2023 we reserved an additional 1.7 million shares of our common stock for issuance. At December 31, 2023, there were 8.7 million shares reserved for issuance under the 2018 ESPP.
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
In 2023, employees purchased 506,390 shares of our common stock at a weighted average price of $32.04 per share, resulting in $16.2 million of cash proceeds.
In 2022, employees purchased 442,629 shares of our common stock at a weighted average price of $33.42 per share resulting in $14.8 million of cash proceeds.
In 2021, employees purchased 670,534 shares of our common stock at a weighted average price of $20.48 per share resulting in $13.7 million of cash proceeds.
At December 31, 2023 and 2022 there were $7.9 million and $6.8 million, respectively, of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0
Expected volatility	46.9% — 58.1%	42.8% — 61.0%	37.2% — 59.4%
Risk-free interest rate	4.8% — 5.4%	0.1% — 3.4%	0.1% — 0.2%
Expected dividend yield	—	—	—
11. Income Taxes
U.S. and foreign components of the loss before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S. loss	$(26,249)	$(23,768)	$(3,319)
Foreign loss	(41,152)	(61,521)	(47,310)
Total loss before income taxes	$(67,401)	$(85,289)	$(50,629)

The components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$5	$3	$3
State	708	248	100
Foreign	9,930	10,142	6,413
Total current tax expense	10,643	10,393	6,516
Deferred
Federal	293	(2,011)	(7,016)
State	239	(330)	(827)
Foreign	(292)	(1,119)	(2,625)
Total deferred tax expense (benefit)	240	(3,460)	(10,468)
Total provision (benefit) for income taxes	$10,883	$6,933	$(3,952)
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
The items accounting for the difference between income taxes computed at the federal statutory rate and our effective tax rate were as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes	1.9	3.1	2.6
Research and development tax credit	8.4	4.3	4.5
Stock-based compensation	(11.3)	7.0	49.5
Foreign tax rate differential	(1.7)	(4.0)	(1.2)
Change in valuation allowance	(34.0)	(28.3)	(55.7)
Gain on intercompany sale, net of losses	(1.4)	(2.9)	(5.1)
Foreign withholding tax	(5.4)	(3.3)	(2.0)
Foreign deferred FX remeasurement	9.0	(4.4)	—
Transaction costs	(1.0)	(0.6)	(1.6)
Other	(1.8)	—	(4.2)
Effective tax rate	(16.3)%	(8.1)%	7.8%
We maintain a valuation allowance on U.S. federal, state and foreign net deferred tax assets as the realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The components of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating losses	$156,695	$136,087
Deferred revenue	22,194	15,907
Stock-based compensation	17,767	17,599
Tax credits	24,174	18,674
Leases	12,296	13,167
Accrued compensation	3,245	1,869
Interest expense	1,860	4,678
Capitalized research and development	22,078	14,076
Other	3,587	49
Total deferred tax assets	263,896	222,106
Valuation allowance	(203,773)	(172,987)
Net deferred tax assets	60,123	49,119
Deferred tax liabilities:
Deferred commissions	(24,289)	(22,112)
Property and equipment	(11,923)	(13,573)
Intangible assets	(24,915)	(14,539)
Other	(600)	(194)
Total deferred tax liabilities	(61,727)	(50,418)
Net deferred tax liabilities	$(1,604)	$(1,299)
At December 31, 2023, we had net operating loss (“NOL”) carryforwards for federal, state and foreign tax purposes of $372.5 million, $246.6 million, and $469.3 million, respectively, which will begin to expire in 2030, as well as $27.6 million of federal, state and foreign research and development tax credits, foreign tax credits, minimum tax credits and certain states’ job creation tax credits. The federal research and development and foreign tax credits will begin to expire in 2032 and the state job creation tax credits will begin to expire in 2024.
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
At December 31, 2023 and 2022, the total amount of gross unrecognized tax benefits was $8.3 million and $7.8 million, respectively, which, if recognized, would impact our effective tax rate by approximately $0.2 million in each year. Interest and penalties associated with uncertain tax positions recognized as a component of income tax expense were immaterial in 2023, 2022 and 2021.

The change in gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Unrecognized tax benefits at the beginning of the period	$7,820	$7,575	$7,123
Additions for tax positions in the current year	417	245	194
Increase in prior year positions	60	—	64
Decrease in prior year positions	—	—	(48)
Acquisitions	—	—	242
Unrecognized tax benefits at the end of the period	$8,297	$7,820	$7,575
We file income tax returns in the United States, including various state jurisdictions. Our subsidiaries file income tax returns in various foreign jurisdictions. Tax years after 2014 remain open to examination by the major taxing jurisdictions in which we are subject to tax. At December 31, 2023, we were not under examination for income tax audits by the Internal Revenue Service. We are currently under tax examination in France for tax years 2019 through 2022 and in Israel for tax years 2018 through 2021.
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
12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net loss	$(78,284)	$(92,222)	$(46,677)

Weighted-average shares used to compute net loss per share, basic and diluted	115,408	111,321	106,387
Net loss per share, basic and diluted	$(0.68)	$(0.83)	$(0.44)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Year Ended December 31,
(in thousands)	2023	2022	2021
RSUs	7,343	6,894	5,781
Stock options	5,095	5,485	6,731
Shares to be issued under the 2018 ESPP	245	223	181
PSUs	258	196	—
Restricted stock	311	—	—
Total	13,252	12,798	12,693

13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
The Americas	$500,512	$432,734	$347,724
Europe, Middle East and Africa	205,851	175,767	135,176
Asia Pacific	92,347	74,690	58,230
Revenue	$798,710	$683,191	$541,130
Customers located in the United States accounted for 55%, 56% and 58% of revenue in 2023, 2022 and 2021, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

	December 31,
(in thousands)	2023	2022
United States	$39,497	$39,843
International	5,939	6,883
Property and equipment, net	$45,436	$46,726
14. Benefit Plans
We maintain a contributory defined contribution 401(k) plan for our U.S. employees, where company-matched contributions are fully vested. Additional contributory plans are in effect internationally, including in the U.K. and Ireland. Contribution expense for such plans was $10.3 million, $9.7 million and $7.6 million in 2023, 2022 and 2021, respectively.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at December 31, 2023. We completed our acquisition of Ermetic on October 2, 2023. Since we have not yet fully incorporated the internal controls and procedures of Ermetic into our internal control over financial reporting, management excluded Ermetic from its assessment of the effectiveness of our internal controls as of December 31, 2023. Ermetic represented approximately 4% of our total assets at December 31, 2023 and less than 1% of our revenue and less than 2% of operating expenses in 2023.
Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), has issued an audit report with respect to our internal control over financial reporting as of December 31, 2023, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
Rule 10b5-1 Plan Elections
Amit Yoran, our Chief Executive Officer, entered into a prearranged stock trading plan on December 4, 2023. Mr. Yoran's plan includes the potential sale of 1,220,000 shares held by Mr. Yoran and 180,000 shares held by the Amit Yoran 2020 Family Trust between March 4, 2024 and February 18, 2025. Of the shares of common stock that may be sold pursuant to Mr. Yoran's plan, 1,220,000 are to be issued upon the exercise of vested options held by Mr. Yoran.
Stephen Vintz, our Chief Financial Officer entered into a prearranged stock trading plan on December 12, 2023. Mr. Vintz's plan includes the potential sale of 305,500 shares of our common stock between March 12, 2024 and September 24, 2024. All of the shares of common stock that may be sold pursuant to Mr. Vintz's plan are shares to be issued upon the exercise of vested stock options.
Raymond Vicks, Jr., a member of our Board of Directors, entered into a prearranged stock trading plan on November 30, 2023. Mr. Vicks' plan includes the potential sale of 2,369 shares of our common stock between February 29, 2024 and May 24, 2024. All of the shares of common stock that may be sold pursuant to Mr. Vicks' plan are shares to be issued upon the vesting of restricted stock units.
All of the aforementioned trading plans were entered into during an open trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding insider transactions.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors" and "Executive Officers" and is incorporated in this report by reference.
Code of Ethics
Our Code of Business Conduct and Ethics applies to all officers, directors and employees, and is available on our website at https://investors.tenable.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2023	$1,400	$593	$(1,523)	$470
Year Ended December 31, 2022	524	1,154	(278)	1,400
Year Ended December 31, 2021	261	349	(86)	524
_______________
(1)    Consists of recoveries and write-offs of uncollectible accounts.

All other schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or the notes to the financial statements.

(a)(3) Exhibits
The following is a list of Exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Second Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on November 15, 2023
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
4.2	Investors' Rights Agreement by and among Tenable Holdings, Inc. and certain of its stockholders, dated December 18, 2015	Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
4.3	Description of Common Stock of Tenable Holdings, Inc.	Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K (File No. 001-38600) on February 28, 2020
10.1+	2016 Stock Incentive Plan and Irish Supplement and Forms of Option Grant Notice and Agreement and Exercise Notice and Form of Restricted Stock Grant Notice and Agreement thereunder, as amended to date	Previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.2+	2012 Stock Incentive Plan and Form of Notice of Stock Option Grant and Form of Stock Option Agreement and Notice of Exercise and Common Stock Purchase Agreement thereunder, as amended to date	Previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.3+
2002 Stock Incentive Plan and Form of Notice of Option Grant and Form of Stock Option Agreement and Form of Notice of Stock Option Exercise and Form of Stock Award Agreement thereunder, as amended to date
Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018

10.4+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Agreement and Restricted Stock Unit Grant Notice and Agreement thereunder	Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.5	Form of Performance Restricted Stock Unit Grant Notice and Agreement	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) filed on February 28, 2022
10.6+	2018 Employee Stock Purchase Plan	Previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.7+	Form of Indemnification Agreement by and between Tenable Holdings, Inc. and each of its directors and executive officers	Previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.8+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Amit Yoran	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.9+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Vintz	Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.10	Employment Agreement, dated as of January 1, 2020, by and between Tenable, Inc. and Mark Thurmond	Previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 001-38600) on February 24, 2023
10.11#	Distribution Agreement, dated as of September 10, 2012, by and between Tenable Network Security, Inc. and Ingram Micro, Inc.	Previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.12	Credit Agreement, dated as of July 7, 2021, by and among Tenable, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2021
10.13
Share Purchase Agreement, dated as of September 13, 2021, by and among Tenable, Inc., Accurics, Inc., the shareholders of Accurics identified in the Purchase Agreement or joined to the Purchase Agreement pursuant to a joinder agreement, and Shareholder Representative Services LLC, as the representative of Accurics' shareholders thereunder.
Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on September 13, 2021
10.14
Share Purchase Agreement, dated as of September 7, 2023, by and among Tenable, Inc., Ermetic Ltd., the shareholders of Ermetic identified on the signature pages thereto and Shareholder Representative Services LLC.
Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on September 7, 2023
10.15+	Form of Restricted Stock Unit Grant Notice and Agreement under the 2018 Equity Incentive Plan	Previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2023
10.16+	Form of Restricted Stock Unit Grant Notice and Agreement under the 2018 Equity Incentive Plan	Previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-38600) on November 9, 2023
10.17	Amendment No. 1 to Credit Agreement, dated as of June 1, 2023, by and among Tenable, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2023
21.1	Subsidiaries of Tenable Holdings, Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Incentive Compensation Recoupment Policy	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	February 28, 2024	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer

Date:	February 28, 2024	By:	/s/ Stephen A. Vintz
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

Signature	Title	Date

/s/ Amit Yoran	Chairman and Chief Executive Officer	February 28, 2024
Amit Yoran	(Principal Executive Officer)

/s/ Stephen A. Vintz	Chief Financial Officer	February 28, 2024
Stephen A. Vintz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur W. Coviello, Jr.	Director	February 28, 2024
Arthur W. Coviello, Jr.

/s/ Linda Zecher Higgins	Director	February 28, 2024
Linda Zecher Higgins

/s/ Niloofar Razi Howe	Director	February 28, 2024
Niloofar Razi Howe

/s/ John C. Huffard, Jr.	Director	February 28, 2024
John C. Huffard, Jr.

/s/ Margaret Keane	Director	February 28, 2024
Margaret Keane

/s/ A. Brooke Seawell	Director	February 28, 2024
A. Brooke Seawell

/s/ George Alexander Tosheff	Director	February 28, 2024
George Alexander Tosheff

/s/ Raymond Vicks, Jr.	Director	February 28, 2024
Raymond Vicks, Jr.