Form 10-Q
period 2024-03-31
Tenable Holdings, Inc.
filed 2024-05-07
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of May 3, 2024 was 118,867,830.

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$259,977	$237,132
Short-term investments	250,794	236,840
Accounts receivable (net of allowance for doubtful accounts of $288 and $470 at March 31, 2024 and December 31, 2023, respectively)	156,804	220,060
Deferred commissions	49,168	49,559
Prepaid expenses and other current assets	66,013	61,882
Total current assets	782,756	805,473
Property and equipment, net	45,581	45,436
Deferred commissions (net of current portion)	68,447	72,394
Operating lease right-of-use assets	33,694	34,835
Acquired intangible assets, net	102,349	107,017
Goodwill	518,539	518,539
Other assets	15,656	23,177
Total assets	$1,567,022	$1,606,871

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,667	$16,941
Accrued compensation	43,547	66,492
Deferred revenue	562,575	580,779
Operating lease liabilities	5,985	5,971
Other current liabilities	5,069	5,655
Total current liabilities	634,843	675,838
Deferred revenue (net of current portion)	160,133	169,718
Term loan, net of issuance costs (net of current portion)	358,622	359,281
Operating lease liabilities (net of current portion)	46,317	48,058
Other liabilities	8,159	7,632
Total liabilities	1,208,074	1,260,527

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 119,625 and 117,504 shares issued at March 31, 2024 and December 31, 2023, respectively)	1,196	1,175
Additional paid-in capital	1,237,283	1,185,100
Treasury stock (at cost: 882 and 356 shares at March 31, 2024 and December 31, 2023, respectively)	(39,925)	(14,934)
Accumulated other comprehensive (loss) income	(185)	38
Accumulated deficit	(839,421)	(825,035)
Total stockholders’ equity	358,948	346,344
Total liabilities and stockholders’ equity	$1,567,022	$1,606,871
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenue	$215,961	$188,839
Cost of revenue	48,932	45,506
Gross profit	167,029	143,333
Operating expenses:
Sales and marketing	99,825	97,191
Research and development	43,727	38,183
General and administrative	31,018	27,115
Restructuring	1,389	—
Total operating expenses	175,959	162,489
Loss from operations	(8,930)	(19,156)
Interest income	5,624	5,095
Interest expense	(8,112)	(7,339)
Other expense, net	(1,310)	(547)
Loss before income taxes	(12,728)	(21,947)
Provision for income taxes	1,658	3,150
Net loss	$(14,386)	$(25,097)

Net loss per share, basic and diluted	$(0.12)	$(0.22)
Weighted-average shares used to compute net loss per share, basic and diluted	117,542	113,791
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(14,386)	$(25,097)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net	(223)	680
Other comprehensive (loss) income	(223)	680
Comprehensive loss	$(14,609)	$(24,417)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Common Stock			Treasury Stock		Accumulated Deficit
(in thousands)	Shares	Amount
Balance at December 31, 2023	117,504	$1,175	$1,185,100	$(14,934)	$38	$(825,035)	$346,344
Exercise of stock options	455	5	1,869	—	—	—	1,874
Vesting of restricted stock units	1,313	13	(13)	—	—	—	—
Vesting of performance stock units	48	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	305	3	9,881	—	—	—	9,884
Purchase of treasury stock	—	—	—	(24,991)	—	—	(24,991)
Stock-based compensation	—	—	40,446	—	—	—	40,446
Other comprehensive loss	—	—	—	—	(223)	—	(223)
Net loss	—	—	—	—	—	(14,386)	(14,386)
Balance at March 31, 2024	119,625	$1,196	$1,237,283	$(39,925)	$(185)	$(839,421)	$358,948

Balance at December 31, 2022	113,056	$1,131	$1,017,837	$—	$(1,351)	$(746,751)	$270,866
Exercise of stock options	80	1	941	—	—	—	942
Vesting of restricted stock units	1,243	11	(11)	—	—	—	—
Vesting of performance stock units	52	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	312	3	9,911	—	—	—	9,914
Stock-based compensation	—	—	34,374	—	—	—	34,374
Other comprehensive income	—	—	—	—	680	—	680
Net loss	—	—	—	—	—	(25,097)	(25,097)
Balance at March 31, 2023	114,743	$1,147	$1,063,051	$—	$(671)	$(771,848)	$291,679
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(14,386)	$(25,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,232	6,365
Stock-based compensation	39,719	34,117
Net accretion of discounts and amortization of premiums on short-term investments	(2,284)	(1,553)
Amortization of debt issuance costs	329	307
Other	1,611	(310)
Changes in operating assets and liabilities:
Accounts receivable	63,437	64,439
Prepaid expenses and other assets	5,216	(2,776)
Accounts payable, accrued expenses and accrued compensation	(22,017)	(12,665)
Deferred revenue	(27,789)	(22,534)
Other current and noncurrent liabilities	(1,742)	(1,547)
Net cash provided by operating activities	50,326	38,746

Cash flows from investing activities:
Purchases of property and equipment	(665)	(387)
Capitalized software development costs	(2,532)	(1,023)
Purchases of short-term investments	(77,465)	(48,749)
Sales and maturities of short-term investments	65,570	61,299
Proceeds from other investments	3,512	—
Net cash (used in) provided by investing activities	(11,580)	11,140

Cash flows from financing activities:
Payments on term loan	(938)	(938)
Proceeds from stock issued in connection with the employee stock purchase plan	9,884	9,914
Proceeds from the exercise of stock options	1,874	942
Purchase of treasury stock	(24,991)	—
Other financing activities	—	(128)
Net cash (used in) provided by financing activities	(14,171)	9,790
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,730)	(108)
Net increase in cash and cash equivalents and restricted cash	22,845	59,568
Cash and cash equivalents and restricted cash at beginning of period	237,132	300,866
Cash and cash equivalents and restricted cash at end of period	$259,977	$360,434

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,611	$6,820
Cash paid for income taxes, net of refunds	2,987	3,233
Supplemental cash flow information related to leases:
Cash payments for operating leases	$2,318	$2,238
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Summary of Significant Accounting Policies
Business Description
Tenable Holdings, Inc. (the “Company,” “we,” "us," or “our”) is a provider of exposure management solutions. Exposure management is an effective discipline for measuring, comparing and reducing cybersecurity risk in today's complex IT environments. Our solutions provide broad visibility into security issues such as vulnerabilities, misconfigurations, internal and regulatory compliance violations and other indicators of the state of an organization’s security across IT infrastructure and applications, cloud environments, Active Directory and industrial internet of things and operational technology environments.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Tenable Holdings, Inc. and our wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information. All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2023 Annual Report on Form 10-K ("10-K") filed with the Securities and Exchange Commission on February 28, 2024. The consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state our financial position, our results of operations, and cash flows.
The results for the three months ended March 31, 2024 are not necessarily indicative of the operating results expected for the year ending December 31, 2024 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the three months ended March 31, 2024, there were no material changes to our significant accounting policies from those described in our 10-K.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for our annual period beginning January 1, 2025, and interim periods thereafter, applied retrospectively with early adoption permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
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
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended March 31,
(in thousands)	2024	2023
Subscription revenue	$197,635	$171,098
Perpetual license and maintenance revenue	12,156	12,181
Professional services and other revenue	6,170	5,560
Revenue	$215,961	$188,839
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. Revenue derived through our channel network comprised 93% of revenue in the three months ended March 31, 2024 and 2023. One of our distributors accounted for 34% of revenue in the three months ended March 31, 2024 and 37% of revenue in the three months ended March 31, 2023. That same distributor accounted for 32% of accounts receivable at March 31, 2024 and December 31, 2023.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended March 31, 2024 and 2023, we recognized revenue of $201.0 million and $174.0 million, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
Remaining Performance Obligations
At March 31, 2024, the future estimated revenue related to unsatisfied performance obligations was $742.4 million, of which $572.9 million is expected to be recognized as revenue over the next twelve months, and the remainder is expected to be recognized over the four years thereafter.

Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended March 31,
(in thousands)	2024	2023
Beginning balance	$121,953	$111,508
Capitalization of contract acquisition costs	9,035	8,907
Amortization of deferred contract acquisition costs	(13,373)	(12,035)
Ending balance	$117,615	$108,380
3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	March 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$151,173	$—	$—	$151,173
Total cash equivalents	$151,173	$—	$—	$151,173

Short-term investments
Commercial paper	$78,362	$24	$(41)	$78,345
Corporate bonds	70,106	9	(88)	70,027
Asset backed securities	18,521	9	(16)	18,514
Yankee bonds	8,922	2	(23)	8,901
U.S. Treasury and agency obligations	75,068	13	(74)	75,007
Total short-term investments	$250,979	$57	$(242)	$250,794

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$130,375	$—	$—	$130,375
Total cash equivalents	$130,375	$—	$—	$130,375

Short-term investments
Commercial paper	$82,188	$50	$(22)	$82,216
Corporate bonds	61,200	40	(91)	61,149
Asset backed securities	15,032	26	(15)	15,043
Yankee bonds	6,926	4	(17)	6,913
U.S. Treasury and agency obligations	71,456	97	(34)	71,519
Total short-term investments	$236,802	$217	$(179)	$236,840
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At March 31, 2024 and December 31, 2023, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.
The contractual maturities of our short-term investments are as follows:

	March 31, 2024		December 31, 2023
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$212,522	$212,368	$219,437	$219,414
Due between one and two years	38,457	38,426	17,365	17,426
Total short-term investments	$250,979	$250,794	$236,802	$236,840
At March 31, 2024 and December 31, 2023, cash and cash equivalents included $5.9 million and $5.8 million, respectively, of restricted cash primarily related to collateral for our outstanding letters of credit.
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$151,173	$—	$—	$151,173
Total cash equivalents	$151,173	$—	$—	$151,173

Short-term investments
Commercial paper	$—	$78,345	$—	$78,345
Corporate bonds	—	70,027	—	70,027
Asset backed securities	—	18,514	—	18,514
Yankee bonds	—	8,901	—	8,901
U.S. Treasury and agency obligations	—	75,007	—	75,007
Total short-term investments	$—	$250,794	$—	$250,794

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$130,375	$—	$—	$130,375
Total cash equivalents	$130,375	$—	$—	$130,375

Short-term investments
Commercial paper	$—	$82,216	$—	$82,216
Corporate bonds	—	61,149	—	61,149
Asset backed securities	—	15,043	—	15,043
Yankee bonds	—	6,913	—	6,913
U.S. Treasury and agency obligations	—	71,519	—	71,519
Total short-term investments	$—	$236,840	$—	$236,840
At March 31, 2024 and December 31, 2023, we had $5.9 million and $9.4 million, respectively, of SAFE investments with privately held companies, which are included in other assets on our consolidated balance sheets. We record our SAFE investments at cost, less any impairment, plus or minus observable price changes for similar investments of the same issuer. During the three months ended March 31, 2024, we received $3.5 million in proceeds from one of our SAFE investments and expect to collect the remaining $0.9 million once escrow funds have been released. No material events impacted the carrying value of our SAFE investments in the three months ended March 31, 2024 and 2023.
We did not have any liabilities measured and recorded at fair value on a recurring basis at March 31, 2024 and December 31, 2023.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Computer software and equipment	$21,526	$21,845
Internally developed software	35,521	32,261
Furniture and fixtures	6,620	6,513
Leasehold improvements	28,552	29,354
Total	92,219	89,973
Less: accumulated depreciation and amortization	(46,638)	(44,537)
Property and equipment, net	$45,581	$45,436
Depreciation and amortization related to property and equipment was $3.6 million and $3.3 million in the three months ended March 31, 2024 and 2023, respectively.
6. Goodwill and Intangible Assets
At March 31, 2024 and December 31, 2023, our goodwill balance was $518.5 million.

Acquired intangible assets subject to amortization are as follows:

	March 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$142,537	$(40,188)	$102,349	$142,537	$(35,520)	$107,017
Trade name	490	(490)	—	490	(490)	—
	$143,027	$(40,678)	$102,349	$143,027	$(36,010)	$107,017
Amortization of acquired intangible assets was $4.7 million and $3.1 million in the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, our acquired intangible assets are expected to be amortized over an estimated remaining weighted average period of 6.0 years.
At March 31, 2024, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2024(1)	$14,007
2025	18,675
2026	18,490
2027	16,460
2028	13,417
Thereafter	21,300
Total	$102,349
_______________
(1)    Represents the nine months ending December 31, 2024.
7. Leases
We have operating leases for office facilities. The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$1,895	$1,888
Rent expense for short-term leases in the three months ended March 31, 2024 and 2023 was not material.
Supplemental information related to leases was as follows:

	March 31, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term	7.1 years	7.3 years
Weighted average discount rate	5.6%	5.6%
In the three months ended March 31, 2024 and 2023, we did not obtain any right-of-use assets in exchange for lease liabilities.

Maturities of operating lease liabilities at March 31, 2024 were as follows:

(in thousands)
Year ending December 31,
2024(1)	$6,450
2025	9,540
2026	8,862
2027	8,389
2028	7,528
Thereafter	23,280
Total lease payments	64,049
Less: Imputed interest	(11,747)
Total	$52,302
_______________
(1)    Represents the nine months ending December 31, 2024.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	March 31, 2024
Term loan	$366,562
Less: Unamortized debt discount and issuance costs	(5,286)
Term loan, net of issuance costs	361,276
Less: Term loan, net, current (1)	(2,654)
Term loan, net of issuance costs (net of current portion)	$358,622
_______________
(1)    Term loan, net current is included in other current liabilities on our consolidated balance sheets.
The Term Loan bears interest at a rate of 2.75% per annum over the Secured Overnight Financing Rate ("SOFR"), subject to a 0.50% floor, plus a credit spread adjustment depending on the interest period. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date.
Our Term Loan is recorded at its carrying value. At March 31, 2024, the fair value of our Term Loan was approximately $366.1 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of the Term Loan at March 31, 2024 were as follows:

(in thousands)
Year ending December 31,
2024(1)	$2,812
2025	3,750
2026	3,750
2027	3,750
2028	352,500
Total	$366,562
_______________
(1)    Represents the nine months ending December 31, 2024.
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At March 31, 2024, our first lien net leverage ratio was 1.14.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. Additionally, we pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Revolving Credit Facility contains a $15.0 million letter of credit sublimit. At March 31, 2024, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At March 31, 2024, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend €28.5 million. If we do not meet our commitment by the end of the term, we will be required to pay the difference. As of March 31, 2024, we have spent €1.2 million of our commitment.
In July 2021, we entered into a contract with Amazon Web Services, Inc. ("AWS") for cloud services from August 2021 through July 2024. Under the terms of the contract, we committed to spend $43.7 million, $46.8 million and $50.1 million in contract years one, two and three, respectively, for a total of $140.6 million. If we do not meet the minimum purchase obligation during any of those years, we will be required to pay the difference. We met our commitments for both the first and second years of our contract with AWS, and as of March 31, 2024, we have spent $47.7 million of our third year commitment.
Letters of Credit
At March 31, 2024, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases.
10. Stock-Based Compensation
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"). Under the evergreen provision in the 2018 Plan, in January 2024 we reserved an additional 5.9 million shares of our common stock. At March 31, 2024, there were 26.3 million shares available for grant.

Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$2,982	$2,625
Sales and marketing	15,300	14,394
Research and development	11,161	8,865
General and administrative	10,276	8,233
Total stock-based compensation expense	$39,719	$34,117
A summary of the unrecognized stock-based compensation expense related to unvested stock at March 31, 2024 is presented below:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Estimated Weighted Average Period (in years)
Restricted Stock Units ("RSUs")	$374,535	3.0
Performance Stock Units ("PSUs")	11,281	3.5
Restricted Share Awards	11,400	2.0
2018 Employee Stock Purchase Plan ("2018 ESPP")	5,508	0.8
Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	311	$45.67	7,343	$43.80	258	$43.90
Granted	—	—	3,153	47.31	170	47.20
Performance adjustment(1)	—	—	—	—	(10)	43.24
Vested	(31)	45.67	(1,313)	42.51	(48)	43.63
Forfeited	—	—	(345)	44.45	—	—
Unvested balance at March 31, 2024	280	45.67	8,838	45.20	370	45.47
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	5,095	$8.95	3.5	$189,108
Exercised	(455)	4.11		20,073
Forfeited/canceled	—	—		—
Outstanding and exercisable at March 31, 2024	4,640	9.42	3.3	185,636
2018 Employee Stock Purchase Plan
Under the evergreen provision in our 2018 ESPP, in January 2024 we reserved an additional 1.8 million shares of our common stock. At March 31, 2024, there were 10.1 million shares reserved for issuance under our 2018 ESPP.
In the three months ended March 31, 2024, employees purchased 304,753 shares of our common stock at a weighted average price of $32.43 per share, resulting in $9.9 million of cash proceeds. At March 31, 2024, there was $1.6 million of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Three Months Ended March 31,
	2024	2023
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	41.1% — 51.4%	51.0% — 58.1%
Risk-free interest rate	4.4% — 5.1%	4.8% — 5.0%
Expected dividend yield	—	—
11. Income Taxes
In the three months ended March 31, 2024, the provision for income taxes included $0.4 million of income taxes in foreign jurisdictions in which we conduct business and $1.3 million of discrete items primarily related to withholding taxes on sales to customers.
In the three months ended March 31, 2023, the provision for income taxes included $1.9 million of income taxes in foreign jurisdictions in which we conduct business and $1.3 million of discrete expense primarily related to withholding taxes on sales to customers.

12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net loss	$(14,386)	$(25,097)

Weighted-average shares used to compute net loss per share, basic and diluted	117,542	113,791
Net loss per share, basic and diluted	$(0.12)	$(0.22)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	March 31,
(in thousands)	2024	2023
RSUs	8,838	8,706
Stock options	4,640	5,405
Shares to be issued under the 2018 ESPP	45	78
PSUs	200	156
Restricted stock	280	—
Total	14,003	14,345
13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
The Americas	$134,483	$119,284
Europe, Middle East and Africa	57,038	48,259
Asia Pacific	24,440	21,296
Revenue	$215,961	$188,839
Customers located in the United States accounted for 54% of revenue in the three months ended March 31, 2024 and 56% of revenue in the three months ended March 31, 2023. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	March 31, 2024	December 31, 2023
United States	$40,482	$39,497
International	5,099	5,939
Property and equipment, net	$45,581	$45,436

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and (2) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 10-K, filed with the Securities and Exchange Commission on February 28, 2024. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item IA of the 10-K, in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
With Tenable One, organizations can translate technical data about assets, vulnerabilities and threats into clear business insights and actionable intelligence for security executives and practitioners. The platform combines broad, industry-leading vulnerability coverage, spanning IT assets, cloud resources, containers, web apps and identity systems. Tenable One builds on the speed and breadth of vulnerability coverage from Tenable Research and adds aggregated exposure view analytics, guidance on mitigating attack pathways and a centralized asset inventory.
Tenable One incorporates Tenable Vulnerability Management, Tenable Web App Scanning, Tenable Lumin, Tenable Cloud Security, Tenable Identity Exposure, Tenable Attack Surface Management, Tenable Security Center and Tenable OT Security. All of these products are also offered as standalone solutions, alongside Nessus.
Our platform offerings are primarily sold on a subscription basis with a one-year term. Our subscription terms are generally not longer than three years. These offerings are typically prepaid in advance. To a lesser extent, we recognize revenue ratably for perpetual licenses and the related ongoing maintenance.
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
Revenue in the three months ended March 31, 2024 and 2023 was $216.0 million and $188.8 million, respectively, representing year-over-year growth of 14%. Our recurring revenue, which includes revenue from subscription arrangements for software (both revenue recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 96% and 95% of revenue in the three months ended March 31, 2024 and 2023, respectively. Our net loss in the three months ended March 31, 2024 and 2023 was $14.4 million and $25.1 million, respectively, as we continue to invest in our business. Our cash flows from operating activities was $50.3 million and $38.7 million in the three months ended March 31, 2024 and 2023, respectively.
Financial Highlights
Below are our key financial results:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenue	$215,961	$188,839
Loss from operations	(8,930)	(19,156)
Net loss	(14,386)	(25,097)
Net loss per share, basic and diluted	(0.12)	(0.22)
Net cash provided by operating activities	50,326	38,746
Purchases of property and equipment	(665)	(387)
Capitalized software development costs	(2,532)	(1,023)
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
Calculated current billings may vary from period-to-period for a number of reasons, and therefore has a number of limitations as a quarter-to-quarter or year-over-year comparative measure. Calculated current billings in any one period may be impacted by the timing and amount of new sales transactions, the timing and amount of renewal transactions, including early renewals, the mix of the amount of subscriptions and perpetual licenses, and the timing of billing professional services, as well as the timing and amount of multi-year prepaid contracts, all of which could favorably or unfavorably impact quarter-to-quarter and year-over-year comparisons. For example, an increasing number of large sales transactions, for which the timing has and will continue to vary, may occur in quarters subsequent to or in advance of those that we anticipate. Additionally, our calculation of calculated current billings may be different from other companies that report similar financial measures. Because of these and other limitations, you should consider calculated current billings along with revenue and our other GAAP financial results.

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$215,961	$188,839
Deferred revenue (current), end of period	562,575	490,076
Deferred revenue (current), beginning of period	(580,779)	(502,115)
Calculated current billings	$197,757	$176,800
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$50,326	$38,746
Purchases of property and equipment	(665)	(387)
Capitalized software development costs	(2,532)	(1,023)
Free cash flow(1)	$47,129	$37,336
_______________
(1)    Free cash flow for the periods presented was impacted by:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for interest and other financing costs	$(7,611)	$(6,820)
Employee stock purchase plan activity	(6,332)	(4,690)
Acquisition-related expenses	(466)	(238)
Restructuring	(3,822)	—

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

	Three Months Ended March 31,
	2024	2023	Change (%)
Number of new enterprise platform customers added in period	410	379	8%

	March 31,
	2024	2023	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	1,717	1,444	19%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	March 31,
	2024	2023
Dollar-based net expansion rate	109%	113%
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Loss from operations	$(8,930)	$(19,156)
Stock-based compensation	39,719	34,117
Acquisition-related expenses	161	100
Restructuring	1,389	—
Amortization of acquired intangible assets	4,669	3,080
Non-GAAP income from operations	$37,008	$18,141

Operating margin	(4)%	(10)%
Non-GAAP operating margin	17%	10%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2024	2023
Net loss	$(14,386)	$(25,097)
Stock-based compensation	39,719	34,117
Tax impact of stock-based compensation(1)	(1,077)	917
Acquisition-related expenses(2)	161	100
Restructuring(2)	1,389	—
Amortization of acquired intangible assets(3)	4,669	3,080
Tax impact of acquisitions	(35)	(54)
Non-GAAP net income	$30,440	$13,063

Net loss per share, diluted	$(0.12)	$(0.22)
Stock-based compensation	0.34	0.30
Tax impact of stock-based compensation(1)	(0.01)	—
Acquisition-related expenses(2)	—	—
Restructuring(2)	0.01	—
Amortization of acquired intangible assets(3)	0.04	0.03
Tax impact of acquisitions	—	—
Adjustment to diluted earnings per share(4)	(0.01)	—
Non-GAAP earnings per share, diluted	$0.25	$0.11

Weighted-average shares used to compute GAAP net loss per share, diluted	117,542	113,791

Weighted-average shares used to compute non-GAAP earnings per share, diluted	123,266	119,264
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for the applicable tax jurisdictions.
(2)    The tax impact of acquisition-related expenses and restructuring are not material.
(3)    The tax impact of the amortization of acquired intangible assets is included in the tax impact of acquisitions.
(4)    An adjustment to reconcile GAAP net loss per share, which excludes potentially dilutive shares, to non-GAAP earnings per share, which includes potentially dilutive shares.
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
We have historically experienced, and expect in the future to experience, seasonality in entering into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the third and fourth quarters of the year. The increase in customer agreements in the third quarter is primarily attributable to U.S. government and related agencies, and the increase in the fourth quarter is primarily attributable to large enterprise account buying patterns typical in the software industry. The ratable nature of our subscription revenue makes this seasonality less apparent in our overall financial results. While sales cycles improved in the three months ended March 31, 2024, we continue to expect longer purchasing and approval phases of our sales cycle during 2024.
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue includes personnel costs related to our technical support group that provides assistance to customers, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and any ordinary course severance. Cost of revenue also includes cloud infrastructure costs, the costs related to professional services and training, depreciation, amortization of acquired and developed technology, hardware costs and allocated overhead costs, which consist of information technology, facilities and insurance.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative and restructuring expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes, stock-based compensation and ordinary course severance. Operating expenses also include depreciation and amortization as well as allocated overhead costs, including IT and facilities costs.
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
General and Administrative
General and administrative expense consists of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include travel and entertainment, professional fees, insurance, allocated overhead and acquisition-related expenses.
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
Interest Income, Interest Expense and Other Expense, Net
Interest income consists of income earned on cash and cash equivalents and short-term investments. Interest expense consists primarily of interest expense in connection with our senior secured term loan facility, or Term Loan, unused commitment fees on our senior secured revolving credit facility, or Revolving Credit Facility, and letter of credit fees. Other expense, net consists primarily of foreign currency remeasurement and transaction gains and losses and any realized and unrealized gains and losses, including impairment losses related to our non-marketable simple agreements for future equity ("SAFE") investments.
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
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$215,961	$188,839
Cost of revenue(1)	48,932	45,506
Gross profit	167,029	143,333
Operating expenses:
Sales and marketing(1)	99,825	97,191
Research and development(1)	43,727	38,183
General and administrative(1)	31,018	27,115
Restructuring	1,389	—
Total operating expenses	175,959	162,489
Loss from operations	(8,930)	(19,156)
Interest income	5,624	5,095
Interest expense	(8,112)	(7,339)
Other expense, net	(1,310)	(547)
Loss before income taxes	(12,728)	(21,947)
Provision for income taxes	1,658	3,150
Net loss	$(14,386)	$(25,097)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$2,982	$2,625
Sales and marketing	15,300	14,394
Research and development	11,161	8,865
General and administrative	10,276	8,233
Total stock-based compensation expense	$39,719	$34,117

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue
The following table presents the increase in revenue:

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Subscription revenue	$197,635	$171,098	$26,537	16%
Perpetual license and maintenance revenue	12,156	12,181	(25)	—%
Professional services and other revenue	6,170	5,560	610	11%
Revenue	$215,961	$188,839	$27,122	14%
The increase in revenue of $27.1 million included $29.3 million from existing customers at April 1, 2023, net of a decrease from new customers of $2.2 million. U.S. revenue increased $12.0 million, or 11%. International revenue increased $15.1 million, or 18%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Cost of revenue	$48,932	$45,506	$3,426	8%
Gross profit	167,029	143,333	23,696	17%
Gross margin	77%	76%
The increase in cost of revenue of $3.4 million was primarily due to:
•a $1.6 million increase in amortization of acquired intangibles;
•a $0.9 million increase in cloud costs;
•a $0.4 million increase in personnel costs, primarily due to an increase in stock-based compensation; and
•a $0.3 million increase in professional fees.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Sales and marketing	$99,825	$97,191	$2,634	3%
The increase in sales and marketing expense of $2.6 million was primarily due to:
•a $1.1 million increase in allocated overhead;
•a $0.7 million increase in sales commissions;
•a $0.5 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts; and
•a $0.4 million increase in selling expenses.

Research and Development

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Research and development	$43,727	$38,183	$5,544	15%
The increase in research and development expense of $5.5 million was primarily due to:
•a $2.5 million increase in personnel costs, including $2.3 million increase in stock-based compensation expense, partially offset by a $2.0 million increase in capitalized wages;
•a $0.9 million decrease in tax credits;
•a $0.8 million increase in third-party cloud infrastructure costs;
•a $0.7 million increase in allocated overhead;
•a $0.3 million increase in depreciation and amortization; and
•a $0.3 million increase in subscription costs.
General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
General and administrative	$31,018	$27,115	$3,903	14%
The increase in general and administrative expense of $3.9 million was primarily due to:
•a $3.3 million increase in personnel costs, including a $2.0 million increase in stock-based compensation expense;
•a $0.7 million increase in professional fees; and
•a $0.1 million increase in acquisition-related expenses; partially offset by
•a $0.3 million decrease in allocated overhead.
Restructuring

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Restructuring	$1,389	$—	$1,389	100%
The $1.4 million in restructuring includes non-ordinary course severance and employee related benefits related to the optimization of our go-to-market efforts including a reduced reliance on sales specialists and an emphasis on streamlining layers of management. We are currently in negotiation to sublease a portion of our headquarters, which could result in a non-cash impairment charge of $6 million to $7 million in the three months ending June 30, 2024.

Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Interest income	$5,624	$5,095	$529	10%
Interest expense	(8,112)	(7,339)	(773)	11%
Other expense, net	(1,310)	(547)	(763)	139%
The $0.5 million increase in interest income was due to higher interest rates on cash and cash equivalents and short-term investments. The $0.8 million increase in interest expense was primarily related to an increase in the variable rate of our Term Loan. The $0.8 million increase in other expense, net was primarily due to foreign exchange losses.
Provision for Income Taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Provision for income taxes	$1,658	$3,150	$(1,492)	(47)%
In the three months ended March 31, 2024, the provision for income taxes included:
•$1.3 million of discrete items primarily related to withholding taxes on sales to customers; and
•$0.4 million of income taxes in foreign jurisdictions in which we conduct business.
In the three months ended March 31, 2023, the provision for income taxes included:
•$1.9 million of income taxes in foreign jurisdictions in which we conduct business; and
•$1.3 million of discrete items primarily related to withholding taxes on sales to customers.
Liquidity and Capital Resources
At March 31, 2024, we had $260.0 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $250.8 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate and Yankee bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $839.4 million at March 31, 2024.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At March 31, 2024, we had deferred revenue of $722.7 million, of which $562.6 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
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

We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the three months ended March 31, 2024, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Stock Repurchase Plan
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In the three months ended March 31, 2024 we purchased 525,773 shares for $25.0 million. The remaining amount available to purchase stock under the stock repurchase program was $60.1 million at March 31, 2024.
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
From January to March 2024, interest rates on our Term Loan have been between 8.19% and 8.22%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At March 31, 2024, our first lien net leverage ratio was 1.14.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of the revolving commitments based on the first lien net leverage ratio. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At March 31, 2024, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$50,326	$38,746
Net cash (used in) provided by investing activities	(11,580)	11,140
Net cash (used in) provided by financing activities	(14,171)	9,790
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,730)	(108)
Net increase in cash and cash equivalents and restricted cash	$22,845	$59,568

Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash used in investing activities increased by $22.7 million, primarily due to a $24.4 million net increase in purchases of short-term investments, a $1.5 million increase in capitalized software development costs and a $0.3 million increase in purchases of property and equipment, partially offset by $3.5 million in proceeds from one of our SAFE investments in the three months ended March 31, 2024.
Financing Activities
Net cash used in financing activities increased by $24.0 million, primarily due to the repurchase of common stock under our stock repurchase program of $25.0 million, partially offset by a $0.9 million increase in proceeds from the exercise of stock options.
Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Microsoft and AWS for cloud services.
At March 31, 2024, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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
Interest Rate Risk
At March 31, 2024, we had $260.0 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $250.8 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. treasury and agency securities and corporate and Yankee bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to March 2024, interest rates on our Term Loan have been between 8.19% and 8.22%. In April and May 2024, the Term Loan has interest rates of 8.19% and 8.18%, respectively. A one percentage point increase in the rate would increase 2024 interest expense by $2.1 million.
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
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through March 31, 2024, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that at March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
Except for the risk factors disclosed below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2023 filed with the United States Securities and Exchange Commission ("SEC") on February 28, 2024. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2023. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
We have incorporated and may in the future further incorporate generative and other types of artificial intelligence, or AI, processes, algorithms, and technologies into certain of our products and services. This technology is new and developing, and may generate output that is inaccurate or flawed or may not achieve market acceptance, which could result in operational, financial, regulatory, and reputational harm and other adverse consequences to our business.
We have incorporated and may in the future further incorporate AI features in certain of our products and services, including ExposureAI and Tenable AI Assistant. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time. The technologies underpinning these features are in the early stages of commercial use and exist in an emerging regulatory environment, which presents regulatory, litigation, ethical, reputational, operational and financial risks. AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets. Additionally, if we do not have adequate rights to utilize the data or other materials and content that our AI technologies depend on, we may face legal consequences for violating applicable laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party.
Uncertainty in the legal regulatory regime relating to AI and emerging ethical issues surrounding the use of AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Existing laws and regulations may apply to us or our suppliers, vendors, partners and customers in new ways, and new laws and regulations may be instituted. Many U.S. and international governmental bodies and regulators have proposed, or are in the process of developing, new regulations related to the use of AI and machine learning technologies. For example, the European Union authorities have concluded a provisional agreement on AI regulation, the Artificial Intelligence Act (“AI Act”), which will apply beyond the European Union’s borders and which will establish obligations for AI providers and those deploying AI systems. Other jurisdictions may adopt similar or potentially more restrictive laws, which may render the use of such technologies challenging. The final form of these may impose obligations related to our development, offering and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation.

Our AI technology features may also generate output that is misleading, insecure, inaccurate, harmful or otherwise flawed. Our customers or others may rely on or use such misleading, insecure, harmful or otherwise flawed content to their detriment, which may harm our brand, reputation, business or customers, cause competitive harm or expose us to legal liability. For example, AI algorithms use machine learning and predictive analytics which may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. Deficient or inaccurate recommendations, forecasts, or analyses that generative AI applications assist in producing could lead to customer rejection or skepticism of our products, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of generative AI may also lead to novel and urgent cybersecurity risks, including related to personal data, which may adversely affect our operations and reputation.
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

For example, a number of climate disclosure regulations have been enacted, including the Corporate Sustainability Reporting Directive, the State of California's climate disclosure legislation, and most recently the SEC's climate-related disclosure requirements. These rules may require disclosure on climate-related risks, risk management, governance and targets, and may require the company to calculate and disclose greenhouse gas emissions data and obtain assurance reports on these disclosures. Ongoing compliance with these regulations is expected to be challenging and will heighten the compliance risks identified above. Additionally, our failure or perceived failure to comply with these disclosure requirements could lead to regulatory investigations, litigation, reputational harm, and other adverse business consequences.
In addition, in July 2023, the SEC adopted rules requiring the disclosure of information about a material cybersecurity incident on Form 8-K within four business days of determining that the incident is material, unless the US Attorney General concludes that such a disclosure would pose a substantial risk to national security or public safety. These rules also require disclosures describing the processes used to identify, assess and manage cybersecurity risks, management's role in assessing and managing material risks from cybersecurity threats and the board of directors' role in overseeing cybersecurity risks.
Item 2.        Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
A summary of stock repurchases during the three months ended March 31, 2024 is presented below:

(in thousands, except for per share data)	Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan(1)
Shares purchased January 1, 2024 to January 31, 2024	—	$—	—	$85,066
Shares purchased February 1, 2024 to February 29, 2024	250	48.51	250	72,968
Shares purchased March 1, 2024 to March 31, 2024	276	46.65	276	60,075
	526	$47.53
_______________
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

TENABLE HOLDINGS, INC.

Date:	May 7, 2024	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)