Form 10-Q
period 2024-06-30
Tenable Holdings, Inc.
filed 2024-08-06
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of July 31, 2024 was 119,110,431.

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$233,467	$237,132
Short-term investments	253,536	236,840
Accounts receivable (net of allowance for doubtful accounts of $456 and $470 at June 30, 2024 and December 31, 2023, respectively)	179,612	220,060
Deferred commissions	49,388	49,559
Prepaid expenses and other current assets	58,886	61,882
Total current assets	774,889	805,473
Property and equipment, net	41,448	45,436
Deferred commissions (net of current portion)	66,141	72,394
Operating lease right-of-use assets	33,315	34,835
Acquired intangible assets, net	104,488	107,017
Goodwill	541,292	518,539
Other assets	14,776	23,177
Total assets	$1,576,349	$1,606,871

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,543	$16,941
Accrued compensation	44,119	66,492
Deferred revenue	562,587	580,779
Operating lease liabilities	6,161	5,971
Other current liabilities	5,832	5,655
Total current liabilities	638,242	675,838
Deferred revenue (net of current portion)	163,211	169,718
Term loan, net of issuance costs (net of current portion)	357,969	359,281
Operating lease liabilities (net of current portion)	45,315	48,058
Other liabilities	8,051	7,632
Total liabilities	1,212,788	1,260,527

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 120,461 and 117,504 shares issued at June 30, 2024 and December 31, 2023, respectively)	1,205	1,175
Additional paid-in capital	1,281,545	1,185,100
Treasury stock (at cost: 1,471 and 356 shares at June 30, 2024 and December 31, 2023, respectively)	(64,925)	(14,934)
Accumulated other comprehensive (loss) income	(271)	38
Accumulated deficit	(853,993)	(825,035)
Total stockholders’ equity	363,561	346,344
Total liabilities and stockholders’ equity	$1,576,349	$1,606,871
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$221,241	$195,036	$437,202	$383,875
Cost of revenue	48,798	43,514	97,730	89,020
Gross profit	172,443	151,522	339,472	294,855
Operating expenses:
Sales and marketing	101,129	97,800	200,954	194,991
Research and development	45,149	37,845	88,876	76,028
General and administrative	30,302	26,622	61,320	53,737
Restructuring	4,681	—	6,070	—
Total operating expenses	181,261	162,267	357,220	324,756
Loss from operations	(8,818)	(10,745)	(17,748)	(29,901)
Interest income	5,974	6,566	11,598	11,661
Interest expense	(8,073)	(7,750)	(16,185)	(15,089)
Other income (expense), net	93	(944)	(1,217)	(1,491)
Loss before income taxes	(10,824)	(12,873)	(23,552)	(34,820)
Provision for income taxes	3,748	3,101	5,406	6,251
Net loss	$(14,572)	$(15,974)	$(28,958)	$(41,071)

Net loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.25)	$(0.36)
Weighted-average shares used to compute net loss per share, basic and diluted	118,681	115,131	118,111	114,465
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(14,572)	$(15,974)	$(28,958)	$(41,071)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net	(86)	(30)	(309)	650
Other comprehensive (loss) income	(86)	(30)	(309)	650
Comprehensive loss	$(14,658)	$(16,004)	$(29,267)	$(40,421)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Common Stock			Treasury Stock		Accumulated Deficit
(in thousands)	Shares	Amount
Balance at March 31, 2024	119,625	$1,196	$1,237,283	$(39,925)	$(185)	$(839,421)	$358,948
Exercise of stock options	192	1	2,260	—	—	—	2,261
Vesting of restricted stock units	623	7	(7)	—	—	—	—
Vesting of performance stock units	21	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	(6)	—	—	—	(6)
Purchase of treasury stock	—	—	—	(25,000)	—	—	(25,000)
Fair value of replacement equity attributable to pre-acquisition service	—	—	42	—	—	—	42
Stock-based compensation	—	—	41,974	—	—	—	41,974
Other comprehensive loss	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	(14,572)	(14,572)
Balance at June 30, 2024	120,461	$1,205	$1,281,545	$(64,925)	$(271)	$(853,993)	$363,561

Balance at December 31, 2023	117,504	$1,175	$1,185,100	$(14,934)	$38	$(825,035)	$346,344
Exercise of stock options	647	6	4,129	—	—	—	4,135
Vesting of restricted stock units	1,936	20	(20)	—	—	—	—
Vesting of performance stock units	69	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	305	3	9,875	—	—	—	9,878
Purchase of treasury stock	—	—	—	(49,991)	—	—	(49,991)
Fair value of replacement equity attributable to pre-acquisition service	—	—	42	—	—	—	42
Stock-based compensation	—	—	82,420	—	—	—	82,420
Other comprehensive loss	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	—	(28,958)	(28,958)
Balance at June 30, 2024	120,461	$1,205	$1,281,545	$(64,925)	$(271)	$(853,993)	$363,561

Balance at March 31, 2023	114,743	$1,147	$1,063,051	$—	$(671)	$(771,848)	$291,679
Exercise of stock options	86	1	594	—	—	—	595
Vesting of restricted stock units	687	8	(8)	—	—	—	—
Vesting of performance stock units	13	—	—	—	—	—	—
Stock-based compensation	—	—	38,291	—	—	—	38,291
Other comprehensive loss	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	(15,974)	(15,974)
Balance at June 30, 2023	115,529	$1,156	$1,101,928	$—	$(701)	$(787,822)	$314,561

Balance at December 31, 2022	113,056	$1,131	$1,017,837	$—	$(1,351)	$(746,751)	$270,866
Exercise of stock options	166	2	1,535	—	—	—	1,537
Vesting of restricted stock units	1,930	19	(19)	—	—	—	—
Vesting of performance stock units	65	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	312	3	9,911	—	—	—	9,914
Stock-based compensation	—	—	72,665	—	—	—	72,665
Other comprehensive income	—	—	—	—	650	—	650
Net loss	—	—	—	—	—	(41,071)	(41,071)
Balance at June 30, 2023	115,529	$1,156	$1,101,928	$—	$(701)	$(787,822)	$314,561
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(28,958)	$(41,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,864	12,624
Stock-based compensation	81,117	71,977
Net accretion of discounts and amortization of premiums on short-term investments	(4,378)	(3,595)
Amortization of debt issuance costs	662	618
Restructuring	4,528	—
Other	2,184	182
Changes in operating assets and liabilities:
Accounts receivable	40,462	33,997
Prepaid expenses and other assets	18,105	12,649
Accounts payable, accrued expenses and accrued compensation	(20,162)	(1,276)
Deferred revenue	(24,807)	(14,408)
Other current and noncurrent liabilities	(2,867)	(2,758)
Net cash provided by operating activities	81,750	68,939

Cash flows from investing activities:
Purchases of property and equipment	(1,191)	(1,098)
Capitalized software development costs	(4,767)	(2,813)
Purchases of short-term investments	(160,405)	(147,434)
Sales and maturities of short-term investments	147,778	148,760
Proceeds from other investments	3,512	—
Purchases of other investments	(250)	—
Business combinations, net of cash acquired	(29,162)	—
Net cash used in investing activities	(44,485)	(2,585)

Cash flows from financing activities:
Payments on term loan	(1,875)	(1,875)
Proceeds from loan agreement	—	424
Proceeds from stock issued in connection with the employee stock purchase plan	9,878	9,914
Proceeds from the exercise of stock options	4,135	1,537
Purchase of treasury stock	(49,991)	—
Other financing activities	—	(129)
Net cash (used in) provided by financing activities	(37,853)	9,871
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,077)	(1,032)
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,665)	75,193
Cash and cash equivalents and restricted cash at beginning of period	237,132	300,866
Cash and cash equivalents and restricted cash at end of period	$233,467	$376,059

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,450	$18,943
Cash paid for income taxes, net of refunds	5,737	2,236
Supplemental cash flow information related to leases:
Cash payments for operating leases	$4,640	$4,590
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
The results for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results expected for the year ending December 31, 2024 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the six months ended June 30, 2024, there were no material changes to our significant accounting policies from those described in our 10-K.
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
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Subscription revenue	$202,538	$176,767	$400,173	$347,865
Perpetual license and maintenance revenue	12,016	12,154	24,172	24,335
Professional services and other revenue	6,687	6,115	12,857	11,675
Revenue	$221,241	$195,036	$437,202	$383,875
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. Revenue derived through our channel network comprised 94% and 92% of revenue in the three and six months ended June 30, 2024, respectively, and 93% in the three and six months ended June 30, 2023. One of our distributors accounted for 34% of revenue in the three and six months ended June 30, 2024 and 36% of revenue in the three and six months ended June 30, 2023. That same distributor accounted for 31% and 32% of accounts receivable at June 30, 2024 and December 31, 2023, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, we recognized revenue of $205.1 million, $179.0 million, $368.7 million, and $319.2 million, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
Remaining Performance Obligations
At June 30, 2024, the future estimated revenue related to unsatisfied performance obligations was $747.5 million, of which $572.0 million is expected to be recognized as revenue over the next twelve months, and the remainder is expected to be recognized over the four years thereafter.

Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$117,615	$108,380	$121,953	$111,508
Capitalization of contract acquisition costs	11,466	13,385	20,501	22,292
Amortization of deferred contract acquisition costs	(13,552)	(12,183)	(26,925)	(24,218)
Ending balance	$115,529	$109,582	$115,529	$109,582
3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	June 30, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$128,831	$—	$—	$128,831
Total cash equivalents	$128,831	$—	$—	$128,831

Short-term investments
Commercial paper	$63,933	$1	$(26)	$63,908
Corporate bonds	86,420	3	(108)	86,315
Asset backed securities	18,171	5	(24)	18,152
Yankee bonds	12,900	—	(28)	12,872
U.S. Treasury and agency obligations	72,383	7	(101)	72,289
Total short-term investments	$253,807	$16	$(287)	$253,536

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$130,375	$—	$—	$130,375
Total cash equivalents	$130,375	$—	$—	$130,375

Short-term investments
Commercial paper	$82,188	$50	$(22)	$82,216
Corporate bonds	61,200	40	(91)	61,149
Asset backed securities	15,032	26	(15)	15,043
Yankee bonds	6,926	4	(17)	6,913
U.S. Treasury and agency obligations	71,456	97	(34)	71,519
Total short-term investments	$236,802	$217	$(179)	$236,840
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At June 30, 2024 and December 31, 2023, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.
The contractual maturities of our short-term investments are as follows:

	June 30, 2024		December 31, 2023
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$209,611	$209,419	$219,437	$219,414
Due between one and two years	44,196	44,117	17,365	17,426
Total short-term investments	$253,807	$253,536	$236,802	$236,840
At June 30, 2024 and December 31, 2023, cash and cash equivalents included $6.0 million and $5.8 million, respectively, of restricted cash primarily related to collateral for our outstanding letters of credit.
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$128,831	$—	$—	$128,831
Total cash equivalents	$128,831	$—	$—	$128,831

Short-term investments
Commercial paper	$—	$63,908	$—	$63,908
Corporate bonds	—	86,315	—	86,315
Asset backed securities	—	18,152	—	18,152
Yankee bonds	—	12,872	—	12,872
U.S. Treasury and agency obligations	—	72,289	—	72,289
Total short-term investments	$—	$253,536	$—	$253,536

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$130,375	$—	$—	$130,375
Total cash equivalents	$130,375	$—	$—	$130,375

Short-term investments
Commercial paper	$—	$82,216	$—	$82,216
Corporate bonds	—	61,149	—	61,149
Asset backed securities	—	15,043	—	15,043
Yankee bonds	—	6,913	—	6,913
U.S. Treasury and agency obligations	—	71,519	—	71,519
Total short-term investments	$—	$236,840	$—	$236,840
At June 30, 2024 and December 31, 2023, we had $7.6 million and $9.4 million, respectively, of investments in privately held companies, which are included in other assets on our consolidated balance sheets and classified as level 3 investments. In May 2024, we recognized a $1.5 million gain on the conversion of our simple agreement for future equity ("SAFE") investment to an investment in preferred stock, which was recorded at fair value on the conversion date.
We did not have any liabilities measured and recorded at fair value on a recurring basis at June 30, 2024 and December 31, 2023.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Computer software and equipment	$21,027	$21,845
Internally developed software	38,063	32,261
Furniture and fixtures	5,191	6,513
Leasehold improvements	22,657	29,354
Total	86,938	89,973
Less: accumulated depreciation and amortization	(45,490)	(44,537)
Property and equipment, net	$41,448	$45,436
Depreciation and amortization related to property and equipment was $2.8 million, $3.2 million, $6.4 million and $6.5 million in the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, respectively.
In the three months ended June 30, 2024, we recorded a $4.5 million impairment for furniture and fixtures and leasehold improvements. See Note 7 for additional information.
6. Acquisitions, Goodwill and Intangible Assets
Business Combinations
In June 2024, we acquired Eureka Security, Inc. ("Eureka"), a provider of data security posture management ("DSPM") for cloud environments. Adding Eureka's DSPM capabilities to our solutions provides customers a view into their organization's cloud data security footprint, fight policy drift and misconfigurations that put data at risk, and enables customers to continuously improve their security posture over time. We acquired 100% of Eureka's equity through a share purchase agreement for total cash consideration of $29.2 million, net of $0.4 million cash acquired.
Cash consideration, net of cash acquired, was preliminarily allocated as follows:

(in thousands)	Eureka
Intangible assets	$6,900
Goodwill	22,753
Other current liabilities, net	(449)
Total purchase price	$29,204
We allocated $6.9 million to Eureka's proprietary technology with an estimated useful life of 5 years.
We are still finalizing the allocation of the purchase price for Eureka, which may change as additional information becomes available.
The results of operations of Eureka are included in our consolidated statements of operations from the acquisition date and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statement of operations.
In general and administrative expense, we recognized $0.7 million, $0.9 million, and $0.1 million of acquisition-related transaction costs in the three months ended June 30, 2024 and the six months ended June 30, 2024 and 2023, respectively.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2023	$518,539
Acquired goodwill	22,753
Balance at June 30, 2024	$541,292

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling new capabilities from Eureka to our customers. The acquired goodwill is generally not tax deductible.
Acquired intangible assets subject to amortization are as follows:

	June 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$149,437	$(44,949)	$104,488	$142,537	$(35,520)	$107,017
Trade name	490	(490)	—	490	(490)	—
	$149,927	$(45,439)	$104,488	$143,027	$(36,010)	$107,017
Amortization of acquired intangible assets was $4.8 million, $3.1 million, $9.4 million and $6.2 million in the three months ended June 30, 2024 and 2023, and the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, our acquired intangible assets are expected to be amortized over an estimated remaining weighted average period of 5.7 years.

At June 30, 2024, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2024(1)	$10,028
2025	20,055
2026	19,870
2027	17,840
2028	14,797
Thereafter	21,898
Total	$104,488
_______________
(1)    Represents the six months ending December 31, 2024.
7. Leases
We have operating leases for office facilities. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$1,890	$1,902	$3,785	$3,790
Rent expense for short-term leases in the three and six months ended June 30, 2024 and 2023 was not material.
In June 2024, we executed a sublease for of a portion of our corporate headquarters through February 2032 and recognized $4.5 million of restructuring expense related to the associated impairment of leasehold improvements and furniture and fixtures. Sublease income will be recorded as a reduction of rent expense.
Supplemental information related to leases was as follows:

	June 30, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term	6.9 years	7.3 years
Weighted average discount rate	5.7%	5.6%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
ROU assets obtained in exchange for lease obligations
Operating leases	$806	$1,234	$806	$1,234

Maturities of operating lease liabilities at June 30, 2024 were as follows:

(in thousands)
Year ending December 31,
2024(1)	$4,207
2025	9,692
2026	9,039
2027	8,581
2028	7,736
Thereafter	23,386
Total lease payments	62,641
Less: Imputed interest	(11,165)
Total	$51,476
_______________
(1)    Represents the six months ending December 31, 2024.
Operating lease payments in the table above do not include $0.1 million, $0.9 million, $1.7 million, $1.8 million, $1.9 million and $6.4 million of sublease payments we expect to receive in 2024, 2025, 2026, 2027, 2028 and thereafter, respectively.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	June 30, 2024
Term loan	$365,625
Less: Unamortized debt discount and issuance costs	(5,021)
Term loan, net of issuance costs	360,604
Less: Term loan, net, current (1)	(2,635)
Term loan, net of issuance costs (net of current portion)	$357,969
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
Our Term Loan is recorded at its carrying value. At June 30, 2024, the fair value of our Term Loan was approximately $365.6 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of the Term Loan at June 30, 2024 were as follows:

(in thousands)
Year ending December 31,
2024(1)	$1,875
2025	3,750
2026	3,750
2027	3,750
2028	352,500
Total	$365,625
_______________
(1)    Represents the six months ending December 31, 2024.
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At June 30, 2024, our first lien net leverage ratio was 1.08.
At June 30, 2024, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At June 30, 2024, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend €28.5 million. If we do not meet our commitment by the end of the term, we will be required to pay the difference. As of June 30, 2024, we have spent €3.2 million of our commitment.
As of June 30, 2024, we met our existing commitment of $140.6 million with Amazon Web Services, Inc. ("AWS") for cloud services from August 2021 through July 2024. In July 2024, we entered into a new contract with AWS committing to spend $59.7 million, $77.6 million and $93.0 million in years one, two and three, respectively, for a total commitment of $230.3 million from August 2024 to July 2027.
Letters of Credit
At June 30, 2024, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases.
10. Stock-Based Compensation
In 2018, our Board of Directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan ("2018 Plan"). Under the evergreen provision in the 2018 Plan, in January 2024 we reserved an additional 5.9 million shares of our common stock. At June 30, 2024, there were 26.1 million shares available for grant.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$3,288	$2,906	$6,270	$5,531
Sales and marketing	16,276	16,423	31,576	30,817
Research and development	11,799	9,764	22,960	18,629
General and administrative	10,035	8,767	20,311	17,000
Total stock-based compensation expense	$41,398	$37,860	$81,117	$71,977

A summary of the unrecognized stock-based compensation expense related to unvested stock at June 30, 2024 is presented below:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Estimated Weighted Average Period (in years)
Restricted stock units ("RSUs")	$347,395	2.9
Performance stock units ("PSUs")	9,225	3.3
Restricted stock	9,979	1.8
2018 Employee Stock Purchase Plan ("2018 ESPP")	3,570	0.7
Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	311	$45.67	7,343	$43.80	258	$43.90
Granted	—	—	3,595	46.61	170	47.20
Performance adjustment(1)	—	—	—	—	(10)	43.24
Vested	(62)	45.67	(1,936)	42.80	(69)	43.79
Forfeited	—	—	(536)	44.70	—	—
Unvested balance at June 30, 2024	249	45.67	8,466	45.15	349	45.54
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	5,095	$8.95	3.5	$189,108
Exercised	(647)	6.39		26,036
Forfeited/canceled	—	—		—
Outstanding and exercisable at June 30, 2024	4,448	9.32	3.1	152,410
2018 Employee Stock Purchase Plan
Under the evergreen provision in our 2018 ESPP, in January 2024 we reserved an additional 1.8 million shares of our common stock. At June 30, 2024, there were 10.1 million shares reserved for issuance under our 2018 ESPP.
In the six months ended June 30, 2024, employees purchased 304,579 shares of our common stock at a weighted average price of $32.43 per share, resulting in $9.9 million of cash proceeds. At June 30, 2024, there was $5.3 million of employee contributions to the 2018 ESPP included in accrued compensation.

The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Six Months Ended June 30,
	2024	2023
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	41.1% — 51.4%	51.0% — 58.1%
Risk-free interest rate	4.4% — 5.1%	4.8% — 5.0%
Expected dividend yield	—	—
11. Income Taxes
In the six months ended June 30, 2024, the provision for income taxes included $2.1 million of income taxes in foreign jurisdictions in which we conduct business, $1.7 million of Base Erosion and Anti-Abuse Tax and $1.6 million of discrete items primarily related to withholding taxes on sales to customers.
In the six months ended June 30, 2023, the provision for income taxes included $4.1 million of income taxes in foreign jurisdictions in which we conduct business and $2.2 million of discrete items primarily related to withholding taxes on sales to customers.
12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss	$(14,572)	$(15,974)	$(28,958)	$(41,071)

Weighted-average shares used to compute net loss per share, basic and diluted	118,681	115,131	118,111	114,465
Net loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.25)	$(0.36)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	June 30,
(in thousands)	2024	2023
RSUs	8,466	7,963
Stock options	4,448	5,319
Shares to be issued under the 2018 ESPP	155	210
PSUs	179	143
Restricted stock	249	—
Total	13,497	13,635
13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.

Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
The Americas	$136,754	$122,210	$271,237	$241,494
Europe, Middle East and Africa	59,320	50,781	116,358	99,040
Asia Pacific	25,167	22,045	49,607	43,341
Revenue	$221,241	$195,036	$437,202	$383,875
Customers located in the United States accounted for 54% of revenue in the three and six months ended June 30, 2024 and 55% of revenue in the three and six months ended June 30, 2023. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	June 30, 2024	December 31, 2023
United States	$36,683	$39,497
International	4,765	5,939
Property and equipment, net	$41,448	$45,436

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

Financial Highlights
Below are our key financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$221,241	$195,036	$437,202	$383,875
Loss from operations	(8,818)	(10,745)	(17,748)	(29,901)
Net loss	(14,572)	(15,974)	(28,958)	(41,071)
Net loss per share, basic and diluted	(0.12)	(0.14)	(0.25)	(0.36)
Net cash provided by operating activities	31,424	30,193	81,750	68,939
Purchases of property and equipment	(526)	(711)	(1,191)	(1,098)
Capitalized software development costs	(2,235)	(1,790)	(4,767)	(2,813)
Recurring revenue, which includes revenue from subscription arrangements for software (both recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 96% of revenue in the three and six months ended June 30, 2024 and 95% of revenue in the three and six months ended June 30, 2023.
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$221,241	$195,036	$437,202	$383,875
Deferred revenue (current), end of period	562,587	495,199	562,587	495,199
Deferred revenue (current), beginning of period(1)	(562,683)	(490,076)	(580,887)	(502,115)
Calculated current billings	$221,145	$200,159	$418,902	$376,959
_______________
(1)    Deferred revenue (current), beginning of period for the three and six months ended June 30, 2024 includes $0.1 million related to acquired deferred revenue.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$31,424	$30,193	$81,750	$68,939
Purchases of property and equipment	(526)	(711)	(1,191)	(1,098)
Capitalized software development costs	(2,235)	(1,790)	(4,767)	(2,813)
Free cash flow(1)	$28,663	$27,692	$75,792	$65,028
_______________
(1)    Free cash flow for the periods presented was impacted by:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cash paid for interest and other financing costs	$(7,839)	$(12,123)	$(15,450)	$(18,943)
Employee stock purchase plan activity	3,702	4,419	(2,630)	(271)
Acquisition-related expenses	(197)	(21)	(663)	(259)
Restructuring	(1,597)	—	(5,419)	—

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

	Three Months Ended June 30,
	2024	2023	Change (%)
Number of new enterprise platform customers added in period	408	426	(4)%

	June 30,
	2024	2023	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	1,793	1,507	19%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	June 30,
	2024	2023
Dollar-based net expansion rate	109%	111%
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

Acquisition-related expenses include transaction and integration expenses, as well as costs related to the intercompany transfer of acquired intellectual property. Restructuring expenses include non-ordinary course severance, employee related benefits and other charges.
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Loss from operations	$(8,818)	$(10,745)	$(17,748)	$(29,901)
Stock-based compensation	41,398	37,860	81,117	71,977
Acquisition-related expenses	763	30	924	130
Restructuring	4,681	—	6,070	—
Amortization of acquired intangible assets	4,760	3,073	9,429	6,153
Non-GAAP income from operations	$42,784	$30,218	$79,792	$48,359

Operating margin	(4)%	(6)%	(4)%	(8)%
Non-GAAP operating margin	19%	15%	18%	13%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2024	2023	2024	2023
Net loss	$(14,572)	$(15,974)	$(28,958)	$(41,071)
Stock-based compensation	41,398	37,860	81,117	71,977
Tax impact of stock-based compensation(1)	1,175	1,336	98	2,253
Acquisition-related expenses(2)	763	30	924	130
Restructuring(2)	4,681	—	6,070	—
Amortization of acquired intangible assets(3)	4,760	3,073	9,429	6,153
Tax impact of acquisitions	(43)	(59)	(78)	(113)
Non-GAAP net income	$38,162	$26,266	$68,602	$39,329

Net loss per share, diluted	$(0.12)	$(0.14)	$(0.25)	$(0.36)
Stock-based compensation	0.35	0.33	0.69	0.63
Tax impact of stock-based compensation(1)	0.01	0.01	—	0.02
Acquisition-related expenses(2)	—	—	0.01	—
Restructuring(2)	0.04	—	0.05	—
Amortization of acquired intangible assets(3)	0.04	0.03	0.08	0.05
Tax impact of acquisitions	—	—	—	—
Adjustment to diluted earnings per share(4)	(0.01)	(0.01)	(0.02)	(0.01)
Non-GAAP earnings per share, diluted	$0.31	$0.22	$0.56	$0.33

Weighted-average shares used to compute GAAP net loss per share, diluted	118,681	115,131	118,111	114,465

Weighted-average shares used to compute non-GAAP earnings per share, diluted	123,056	120,057	123,161	119,665
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
We have historically experienced, and expect in the future to experience, seasonality in entering into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the third and fourth quarters of the year. The increase in customer agreements in the third quarter is primarily attributable to U.S. government and related agencies, and the increase in the fourth quarter is primarily attributable to large enterprise account buying patterns typical in the software industry. The ratable nature of our subscription revenue makes this seasonality less apparent in our overall financial results. We expect longer purchasing and approval phases of our sales cycle to continue throughout 2024.
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
Interest Income, Interest Expense and Other Income (Expense), Net
Interest income consists of income earned on cash and cash equivalents and short-term investments. Interest expense consists primarily of interest expense in connection with our Term Loan, unused commitment fees on our Revolving Credit Facility, and letter of credit fees. Other income (expense), net consists primarily of foreign currency remeasurement and transaction gains and losses and any realized and unrealized gains and losses, including impairment losses and gains related to our non-marketable investments.
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
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$221,241	$195,036	$437,202	$383,875
Cost of revenue(1)	48,798	43,514	97,730	89,020
Gross profit	172,443	151,522	339,472	294,855
Operating expenses:
Sales and marketing(1)	101,129	97,800	200,954	194,991
Research and development(1)	45,149	37,845	88,876	76,028
General and administrative(1)	30,302	26,622	61,320	53,737
Restructuring	4,681	—	6,070	—
Total operating expenses	181,261	162,267	357,220	324,756
Loss from operations	(8,818)	(10,745)	(17,748)	(29,901)
Interest income	5,974	6,566	11,598	11,661
Interest expense	(8,073)	(7,750)	(16,185)	(15,089)
Other income (expense), net	93	(944)	(1,217)	(1,491)
Loss before income taxes	(10,824)	(12,873)	(23,552)	(34,820)
Provision for income taxes	3,748	3,101	5,406	6,251
Net loss	$(14,572)	$(15,974)	$(28,958)	$(41,071)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$3,288	$2,906	$6,270	$5,531
Sales and marketing	16,276	16,423	31,576	30,817
Research and development	11,799	9,764	22,960	18,629
General and administrative	10,035	8,767	20,311	17,000
Total stock-based compensation expense	$41,398	$37,860	$81,117	$71,977

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue
The following table presents the increase in revenue:

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Subscription revenue	$202,538	$176,767	$25,771	15%
Perpetual license and maintenance revenue	12,016	12,154	(138)	(1)%
Professional services and other revenue	6,687	6,115	572	9%
Revenue	$221,241	$195,036	$26,205	13%
The increase in revenue of $26.2 million included $27.1 million from existing customers at July 1, 2023, net of a decrease from new customers of $0.9 million. U.S. revenue increased $11.3 million, or 10%. International revenue increased $14.9 million, or 17%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Cost of revenue	$48,798	$43,514	$5,284	12%
Gross profit	172,443	151,522	20,921	14%
Gross margin	78%	78%
The increase in cost of revenue of $5.3 million was primarily due to:
•a $2.2 million increase in third-party cloud infrastructure costs;
•a $1.7 million increase in amortization of acquired intangibles;
•a $0.9 million increase in professional fees; and
•a $0.4 million increase in personnel costs, primarily in stock-based compensation.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Sales and marketing	$101,129	$97,800	$3,329	3%
The increase in sales and marketing expense of $3.3 million was primarily due to:
•a $3.5 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $1.2 million increase in sales commissions;
•a $0.9 million increase in allocated overhead; and
•a $0.6 million increase in selling expenses; partially offset by
•a $2.8 million decrease in personnel costs, largely associated with a decrease in headcount.

Research and Development

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Research and development	$45,149	$37,845	$7,304	19%
The increase in research and development expense of $7.3 million was primarily due to:
•a $5.1 million increase in personnel costs, including $2.0 million in stock-based compensation;
•a $0.8 million increase in third-party cloud infrastructure costs; and
•a $0.8 million increase in allocated overhead.
General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
General and administrative	$30,302	$26,622	$3,680	14%
The increase in general and administrative expense of $3.7 million was primarily due to:
•a $2.3 million increase in personnel costs, including $1.3 million in stock-based compensation;
•a $0.8 million increase in professional fees;
•a $0.7 million increase in acquisition-related expenses; and
•a $0.3 million increase in software subscriptions; partially offset by
•a $0.7 million decrease in allocated overhead; and
•a $0.2 million decrease in corporate taxes.
Restructuring

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Restructuring	$4,681	$—	$4,681	100%
Restructuring includes a $4.5 million non-cash impairment of leasehold improvements and furniture and fixtures that was recorded in connection with the sublease of a portion of our headquarters.
Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Interest income	$5,974	$6,566	$(592)	(9)%
Interest expense	(8,073)	(7,750)	(323)	4%
Other income (expense), net	93	(944)	1,037	(110)%
The $0.6 million decrease in interest income was due to a decrease in short-term investments. The $0.3 million increase in interest expense was primarily related to an increase in the variable rate of our Term Loan. The $1.0 million increase in other income (expense), net was primarily due to a $1.5 million gain on conversion of our SAFE investment, partially offset by a $0.4 million increase in foreign exchange losses.
Provision for Income Taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Provision for income taxes	$3,748	$3,101	$647	21%
In the three months ended June 30, 2024, the provision for income taxes included:
•$1.7 million of income taxes in foreign jurisdictions in which we conduct business;
•$1.2 million related to Base Erosion and Anti-Abuse Tax; and
•$0.8 million of discrete items primarily related to withholding taxes on sales to customers.
In the three months ended June 30, 2023, the provision for income taxes included:
•$2.2 million of income taxes in foreign jurisdictions in which we conduct business; and
•$0.9 million of discrete items primarily related to withholding taxes on sales to customers.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue
The following table presents the increase in revenue:

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Subscription revenue	$400,173	$347,865	$52,308	15%
Perpetual license and maintenance revenue	24,172	24,335	(163)	(1)%
Professional services and other revenue	12,857	11,675	1,182	10%
Revenue	$437,202	$383,875	$53,327	14%
The increase in revenue of $53.3 million included $55.4 million from existing customers at July 1, 2023, net of a decrease from new customers of $2.1 million. U.S. revenue increased $23.3 million, or 11%. International revenue increased $30.0 million, or 18%.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Cost of revenue	$97,730	$89,020	$8,710	10%
Gross profit	339,472	294,855	44,617	15%
Gross margin	78%	77%
The increase in cost of revenue of $8.7 million was primarily due to:
•a $3.3 million increase in amortization of intangible assets due to acquired intangible assets;
•a $3.1 million increase in third-party cloud infrastructure costs;
•a $1.2 million increase in professional fees;
•a $0.8 million increase in personnel costs, primarily in stock-based compensation; and
•a $0.5 million increase in allocated overhead.

Operating Expenses
Sales and Marketing

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Sales and marketing	$200,954	$194,991	$5,963	3%
The increase in sales and marketing expense of $6.0 million was primarily due to:
•a $4.0 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $2.0 million increase in allocated overhead;
•a $1.9 million increase in sales commissions; and
•a $1.0 million increase in selling expenses; partially offset by
•a $2.9 million decrease in personnel costs, largely associated with a decrease in headcount.
Research and Development

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Research and development	$88,876	$76,028	$12,848	17%
The increase in research and development expense of $12.8 million was primarily due to:
•a $7.6 million increase in personnel costs, including a $4.3 million increase in stock-based compensation;
•a $1.6 million increase in third-party cloud infrastructure costs;
•a $1.4 million increase in allocated overhead;
•a $0.8 million decrease in tax credits;
•a $0.4 million increase in travel and meeting costs; and
•a $0.3 million increase in software subscription costs.
General and Administrative

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
General and administrative	$61,320	$53,737	$7,583	14%
The increase in general and administrative expense of $7.6 million was primarily due to:
•a $5.6 million increase in personnel costs including a $3.3 million increase in stock-based compensation;
•a $1.5 million increase in professional fees;
•a $0.8 increase in acquisition-related expenses; and
•a $0.5 million increase in software subscription costs; partially offset by
•a $1.0 million decrease in allocated overhead.

Restructuring

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Restructuring	$6,070	$—	$6,070	100%
Restructuring includes a $4.5 million non-cash impairment of leasehold improvements and furniture and fixtures that was recorded in connection with the sublease of a portion of our headquarters and $1.6 million in non-ordinary course severance and employee related benefits.
Interest Income, Interest Expense and Other Expense, Net

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Interest income	$11,598	$11,661	$(63)	(1)%
Interest expense	(16,185)	(15,089)	(1,096)	7%
Other expense, net	(1,217)	(1,491)	274	(18)%
Interest expense increased $1.1 million due to an increase in the interest rate on our Term Loan. Other expense, net decreased $0.3 million primarily due to a $1.5 million gain on conversion of our SAFE investment, partially offset by a $1.2 million increase in foreign exchange losses.
Provision for Income Taxes

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Provision for income taxes	$5,406	$6,251	$(845)	(14)%
In the six months ended June 30, 2024, the provision for income taxes included:
•$2.1 million of income taxes in foreign jurisdictions in which we conduct business;
•$1.7 million related to Base Erosion and Anti-Abuse Tax; and
•$1.6 million of discrete items primarily related to withholding taxes on sales to customers.
In the six months ended June 30, 2023, the provision for income taxes included:
•$4.1 million income taxes in foreign jurisdictions in which we conduct business; and
•$2.2 million of discrete items primarily related to withholding taxes on sales to customers.

Liquidity and Capital Resources
At June 30, 2024, we had $233.5 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $253.5 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate and Yankee bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $854.0 million at June 30, 2024.

We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At June 30, 2024, we had deferred revenue of $725.8 million, of which $562.6 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, acquiring complementary businesses and technology, and repurchasing shares of our common stock. In June 2024, we acquired Eureka Security, Inc., or Eureka, for approximately $29 million in cash. We may in the future enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the six months ended June 30, 2024, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Stock Repurchase Plan
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. Through June 30, 2024, we have purchased a total of 1.5 million shares for $64.9 million.
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
From January to June 2024, interest rates on our Term Loan have been between 8.18% and 8.22%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At June 30, 2024, our first lien net leverage ratio was 1.08.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of our Revolving Credit Facility. At June 30, 2024, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$81,750	$68,939
Net cash used in investing activities	(44,485)	(2,585)
Net cash (used in) provided by financing activities	(37,853)	9,871
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,077)	(1,032)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(3,665)	$75,193
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash used in investing activities increased by $41.9 million, primarily due to a $29.2 million increase in cash paid for acquisitions, a $14.0 million net increase in purchases of short-term investments and a $2.0 million increase in capitalized software development costs, partially offset by $3.5 million in proceeds from our SAFE investments in the six months ended June 30, 2024.
Financing Activities
Net cash used in financing activities increased by $47.7 million, primarily due to the repurchase of common stock under our stock repurchase program of $50.0 million, partially offset by a $2.6 million increase in proceeds from the exercise of stock options.
Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Microsoft and AWS for cloud services.
At June 30, 2024, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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

Interest Rate Risk
At June 30, 2024, we had $233.5 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $253.5 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. treasury and agency securities and corporate and Yankee bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to June 2024, interest rates on our Term Loan have been between 8.18% and 8.22%. In July and August 2024, the Term Loan has an interest rate of 8.21%. A one percentage point increase in the rate would increase 2024 interest expense by $1.2 million.
Foreign Currency Exchange Risk
Substantially all of our sales contracts are denominated in U.S. dollars, with a limited number of contracts denominated in foreign currencies, including foreign denominated leases. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Australian dollar, Israeli New Shekel, Indian Rupee and Brazilian Real. Strengthening of the U.S. dollar compared to other currencies could result in lower international sales as our products would seem more expensive and could result in lower international operating costs as the U.S. dollar is the functional currency for all of our international subsidiaries. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize remeasurement and transaction gains (losses) in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currencies becomes more significant.
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through June 30, 2024, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that at June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliability and accuracy of our data, solutions, infrastructure and those of third parties upon which we rely. If our information technology systems or data, or those of third parties upon which we rely, are or were compromised or disrupted, or if our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, or if they contain undetected errors or defects, we could experience adverse consequences.
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
We rely on third-party service providers and technologies to operate critical business systems, including processing confidential and sensitive information, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We also rely on third-party service providers to provide other products, services, or otherwise, to operate our business and elements of our infrastructure, including endpoints. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place. Additionally, software errors or vulnerabilities in these third-party technologies could result in significant disruptions to our information technology systems, leading to downtime, data loss, or compromised data integrity.
If our third-party service providers experience a security incident or other interruption or cause an extended outage or disruption to our systems, we could experience adverse consequences. It is possible that our customers and potential customers would hold us accountable for any security incident affecting our third-party service providers’ infrastructure or other interruption caused by our third-party service providers that impacts our infrastructure. We may incur significant liability from those customers and from other third parties with respect to any such incident. Because our agreements with certain third-party service providers, such as Amazon Web Services, or AWS, limit their liability for damages, we may not be able to recover a material portion of our liabilities to our customers and third parties arising from issues with such third-party service providers, such as AWS, in the event of an incident affecting the third parties’ systems. Moreover, while we may be entitled to damages from other third-party service providers if they fail to satisfy their privacy or security-related obligations to us or if they cause a disruption in our infrastructure, any award may be insufficient to cover our damages, or we may be unable to recover such reward. In addition, supply-chain attacks have increased in frequency and severity and there have been high-profile incidents of third-party service providers causing widespread disruptions in their customers' infrastructures due to errors in their SaaS offerings, such as the Windows outage caused by a flawed CrowdStrike software update that occurred in July of 2024. We cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that errors by our third-party service providers won’t cause disruptions in our infrastructure.
While we have implemented security and technology measures designed to protect against security incidents or other interruptions, there can be no assurance that these measures will be effective. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, deliberate or unintentional human or software defects and configuration errors (including by third parties), capacity constraints, fraud or security incidents. We take steps designed to detect, mitigate and remediate vulnerabilities and defects and configuration errors in our information technology systems (such as our hardware and software, including that of third parties upon which we rely) and in our software applications, products and services. We may not, however, be able to detect and remediate all such vulnerabilities, defects or configuration errors on a timely basis. For example, we have identified certain vulnerabilities in our information systems and software applications, and we take steps designed to mitigate the risks associated with known vulnerabilities. Despite our efforts, there can be no assurance that these vulnerability, defect and configuration error mitigation measures will be completely effective. Further, we may experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities, defects or configuration errors.
Any of these or similar threats could cause a security incident or other interruption that can result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our proprietary, confidential, and sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our solutions. In some instances, we or our third-party service providers may not be able to identify the cause or cause of these security incidents or performance problems within an acceptable period of time. If our solutions are unavailable or if our customers are unable to access features of our solutions within a reasonable amount of time or at all, our business could be adversely affected. In addition, if any of the third-party providers we use were to experience or cause a significant or prolonged outage or security incident, our business could be adversely affected. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and proprietary, confidential, and sensitive information, including personal data.
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
If we, our customers, or a third party upon which we rely, experience or cause a security incident or other interruption, or are perceived to have experienced or caused a security incident or other interruption, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting obligations and/or oversight; restrictions on processing information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions of our operations (including availability of data); financial loss (including by issuing credits to our customers); diversion of management attention; and other similar harm. Security incidents or other disruptions and attendant consequences may cause customers to stop using our solutions (including by not renewing their purchases of our solutions), deter new customers from using our solutions, and negatively impact our ability to grow and operate our business.
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
Uncertainty in the legal regulatory regime relating to AI and emerging ethical issues surrounding the use of AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Existing laws and regulations may apply to us or our suppliers, vendors, partners and customers in new ways, and new laws and regulations may be instituted. Many U.S. and international governmental bodies and regulators have proposed, or are in the process of developing, new regulations related to the use of AI and machine learning technologies. For example, the European Union authorities recently adopted a legal framework on AI regulation, the Artificial Intelligence Act (“AI Act”), which applies beyond the European Union’s borders and establishes obligations for AI providers and those deploying AI systems. Other jurisdictions may adopt similar or potentially more restrictive laws, which may render the use of such technologies challenging. The final form of these may impose obligations related to our development, offering and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation.
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
Item 2.        Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
A summary of stock repurchases during the three months ended June 30, 2024 is presented below:

(in thousands, except for per share data)	Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan(1)
Shares purchased April 1, 2024 to April 30, 2024	—	$—	—	$60,075
Shares purchased May 1, 2024 to May 31, 2024	321	43.58	321	46,100
Shares purchased June 1, 2024 to June 30, 2024	268	41.12	268	35,075
	589	$42.46
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
Item 5.        Other Information
Rule 10b5-1 Plan Elections
Raymond Vicks, Jr., a member of our Board of Directors, entered into a prearranged stock trading plan on May 8, 2024 to sell 809 shares of our common stock in January 2025. All of the shares of common stock that may be sold are to be issued upon the vesting of restricted stock units.
This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding insider transactions.

Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Second Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on November 15, 2023
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.1	Non-Employee Director Compensation Policy	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on May 23, 2024
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	August 6, 2024	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	August 6, 2024	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)