Form 10-Q
period 2024-09-30
Tenable Holdings, Inc.
filed 2024-11-05
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of October 31, 2024 was 120,135,387.

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$312,207	$237,132
Short-term investments	236,242	236,840
Accounts receivable (net of allowance for doubtful accounts of $971 and $470 at September 30, 2024 and December 31, 2023, respectively)	192,648	220,060
Deferred commissions	49,858	49,559
Prepaid expenses and other current assets	52,575	61,882
Total current assets	843,530	805,473
Property and equipment, net	39,780	45,436
Deferred commissions (net of current portion)	64,405	72,394
Operating lease right-of-use assets	32,127	34,835
Acquired intangible assets, net	99,474	107,017
Goodwill	541,292	518,539
Other assets	13,811	23,177
Total assets	$1,634,419	$1,606,871

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,833	$16,941
Accrued compensation	43,040	66,492
Deferred revenue	583,940	580,779
Operating lease liabilities	6,099	5,971
Other current liabilities	6,205	5,655
Total current liabilities	657,117	675,838
Deferred revenue (net of current portion)	163,512	169,718
Term loan, net of issuance costs (net of current portion)	357,334	359,281
Operating lease liabilities (net of current portion)	43,706	48,058
Other liabilities	8,195	7,632
Total liabilities	1,229,864	1,260,527

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 121,344 and 117,504 shares issued at September 30, 2024 and December 31, 2023, respectively)	1,213	1,175
Additional paid-in capital	1,330,517	1,185,100
Treasury stock (at cost: 1,471 and 356 shares at September 30, 2024 and December 31, 2023, respectively)	(64,925)	(14,934)
Accumulated other comprehensive income	954	38
Accumulated deficit	(863,204)	(825,035)
Total stockholders’ equity	404,555	346,344
Total liabilities and stockholders’ equity	$1,634,419	$1,606,871
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$227,088	$201,529	$664,290	$585,404
Cost of revenue	50,499	45,754	148,229	134,774
Gross profit	176,589	155,775	516,061	450,630
Operating expenses:
Sales and marketing	99,083	94,759	300,037	289,750
Research and development	48,020	37,052	136,896	113,080
General and administrative	31,569	31,877	92,889	85,614
Restructuring	—	—	6,070	—
Total operating expenses	178,672	163,688	535,892	488,444
Loss from operations	(2,083)	(7,913)	(19,831)	(37,814)
Interest income	5,989	7,662	17,587	19,323
Interest expense	(8,148)	(8,119)	(24,333)	(23,208)
Other income (expense), net	359	(6,502)	(858)	(7,993)
Loss before income taxes	(3,883)	(14,872)	(27,435)	(49,692)
Provision for income taxes	5,328	693	10,734	6,944
Net loss	$(9,211)	$(15,565)	$(38,169)	$(56,636)

Net loss per share, basic and diluted	$(0.08)	$(0.13)	$(0.32)	$(0.49)
Weighted-average shares used to compute net loss per share, basic and diluted	119,169	115,954	118,466	114,967
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(9,211)	$(15,565)	$(38,169)	$(56,636)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net	1,225	161	916	811
Other comprehensive income	1,225	161	916	811
Comprehensive loss	$(7,986)	$(15,404)	$(37,253)	$(55,825)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Common Stock			Treasury Stock		Accumulated Deficit
(in thousands)	Shares	Amount
Balance at June 30, 2024	120,461	$1,205	$1,281,545	$(64,925)	$(271)	$(853,993)	$363,561
Exercise of stock options	109	1	662	—	—	—	663
Vesting of restricted stock units	561	5	(5)	—	—	—	—
Vesting of performance stock units	19	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	194	2	6,382	—	—	—	6,384
Stock-based compensation	—	—	41,933	—	—	—	41,933
Other comprehensive income	—	—	—	—	1,225	—	1,225
Net loss	—	—	—	—	—	(9,211)	(9,211)
Balance at September 30, 2024	121,344	$1,213	$1,330,517	$(64,925)	$954	$(863,204)	$404,555

Balance at December 31, 2023	117,504	$1,175	$1,185,100	$(14,934)	$38	$(825,035)	$346,344
Exercise of stock options	756	7	4,791	—	—	—	4,798
Vesting of restricted stock units	2,497	25	(25)	—	—	—	—
Vesting of performance stock units	88	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	499	5	16,257	—	—	—	16,262
Purchase of treasury stock	—	—	—	(49,991)	—	—	(49,991)
Fair value of replacement equity attributable to pre-acquisition service	—	—	42	—	—	—	42
Stock-based compensation	—	—	124,353	—	—	—	124,353
Other comprehensive income	—	—	—	—	916	—	916
Net loss	—	—	—	—	—	(38,169)	(38,169)
Balance at September 30, 2024	121,344	$1,213	$1,330,517	$(64,925)	$954	$(863,204)	$404,555

Balance at June 30, 2023	115,529	$1,156	$1,101,928	$—	$(701)	$(787,822)	$314,561
Exercise of stock options	123	1	883	—	—	—	884
Vesting of restricted stock units	611	6	(6)	—	—	—	—
Vesting of performance stock units	13	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	194	2	6,308	—	—	—	6,310
Stock-based compensation	—	—	37,322	—	—	—	37,322
Other comprehensive income	—	—	—	—	161	—	161
Net loss	—	—	—	—	—	(15,565)	(15,565)
Balance at September 30, 2023	116,470	$1,165	$1,146,435	$—	$(540)	$(803,387)	$343,673

Balance at December 31, 2022	113,056	$1,131	$1,017,837	$—	$(1,351)	$(746,751)	$270,866
Exercise of stock options	289	3	2,418	—	—	—	2,421
Vesting of restricted stock units	2,541	25	(25)	—	—	—	—
Vesting of performance stock units	78	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	506	5	16,219	—	—	—	16,224
Stock-based compensation	—	—	109,987	—	—	—	109,987
Other comprehensive income	—	—	—	—	811	—	811
Net loss	—	—	—	—	—	(56,636)	(56,636)
Balance at September 30, 2023	116,470	$1,165	$1,146,435	$—	$(540)	$(803,387)	$343,673
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(38,169)	$(56,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,434	18,900
Stock-based compensation	122,801	108,812
Net accretion of discounts and amortization of premiums on short-term investments	(6,141)	(5,903)
Amortization of debt issuance costs	1,003	941
(Gain) loss on other investments	(1,452)	5,000
Restructuring	4,528	—
Other	4,128	1,800
Changes in operating assets and liabilities:
Accounts receivable	26,911	9,084
Prepaid expenses and other assets	29,868	17,524
Accounts payable, accrued expenses and accrued compensation	(22,921)	447
Deferred revenue	(3,153)	16,856
Other current and noncurrent liabilities	(5,480)	(5,475)
Net cash provided by operating activities	136,357	111,350

Cash flows from investing activities:
Purchases of property and equipment	(1,924)	(1,299)
Capitalized software development costs	(5,930)	(4,707)
Purchases of short-term investments	(227,210)	(217,239)
Sales and maturities of short-term investments	234,865	242,864
Proceeds from other investments	3,512	—
Purchases of other investments	(1,250)	—
Business combinations, net of cash acquired	(29,162)	—
Net cash (used in) provided by investing activities	(27,099)	19,619

Cash flows from financing activities:
Payments on term loan	(2,813)	(2,813)
Proceeds from loan agreement	—	424
Proceeds from stock issued in connection with the employee stock purchase plan	16,262	16,224
Proceeds from the exercise of stock options	4,798	2,421
Purchase of treasury stock	(49,991)	—
Other financing activities	—	(213)
Net cash (used in) provided by financing activities	(31,744)	16,043
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,439)	(2,562)
Net increase in cash and cash equivalents and restricted cash	75,075	144,450
Cash and cash equivalents and restricted cash at beginning of period	237,132	300,866
Cash and cash equivalents and restricted cash at end of period	$312,207	$445,316

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,505	$26,786
Cash paid for income taxes, net of refunds	10,073	6,166
Supplemental cash flow information related to leases:
Cash payments for operating leases	$7,409	$6,797
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
The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results expected for the year ending December 31, 2024 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the nine months ended September 30, 2024, there were no material changes to our significant accounting policies from those described in our 10-K.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for our annual period beginning January 1, 2025, and interim periods thereafter, applied retrospectively with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for our annual periods beginning January 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. Adopting this guidance will result in additional annual tax disclosures but will not impact our provision for income taxes, deferred tax assets or deferred tax liabilities.
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Subscription revenue	$208,554	$183,268	$608,727	$531,133
Perpetual license and maintenance revenue	11,769	12,200	35,941	36,535
Professional services and other revenue	6,765	6,061	19,622	17,736
Revenue	$227,088	$201,529	$664,290	$585,404
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end-users. Revenue derived through our channel network comprised 94% of revenue in the three and nine months ended September 30, 2024 and 93% of revenue in the three and nine months ended September 30, 2023. One of our distributors accounted for 33% and 34% of revenue in the three and nine months ended September 30, 2024, respectively, and 36% of revenue in the three and nine months ended September 30, 2023. That same distributor accounted for 32% of accounts receivable at September 30, 2024 and December 31, 2023.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, we recognized revenue of $209.6 million, $185.9 million, $497.3 million and $430.8 million, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
Remaining Performance Obligations
At September 30, 2024, the future estimated revenue related to unsatisfied performance obligations was $771.6 million, of which $592.4 million is expected to be recognized as revenue over the next twelve months, and the remainder is expected to be recognized over the four years thereafter.

Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$115,529	$109,582	$121,953	$111,508
Capitalization of contract acquisition costs	12,420	14,527	32,921	36,819
Amortization of deferred contract acquisition costs	(13,686)	(12,565)	(40,611)	(36,783)
Ending balance	$114,263	$111,544	$114,263	$111,544
3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	September 30, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$161,509	$—	$—	$161,509
U.S. Treasury and agency obligations	988	—	—	988
Total cash equivalents	$162,497	$—	$—	$162,497

Short-term investments
Commercial paper	$44,931	$20	$—	$44,951
Corporate bonds	86,461	477	—	86,938
Asset backed securities	27,756	97	(1)	27,852
Yankee bonds	12,049	41	(3)	12,087
U.S. Treasury and agency obligations	64,091	323	—	64,414
Total short-term investments	$235,288	$958	$(4)	$236,242

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$130,375	$—	$—	$130,375
Total cash equivalents	$130,375	$—	$—	$130,375

Short-term investments
Commercial paper	$82,188	$50	$(22)	$82,216
Corporate bonds	61,200	40	(91)	61,149
Asset backed securities	15,032	26	(15)	15,043
Yankee bonds	6,926	4	(17)	6,913
U.S. Treasury and agency obligations	71,456	97	(34)	71,519
Total short-term investments	$236,802	$217	$(179)	$236,840

We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At September 30, 2024 and December 31, 2023, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.
The contractual maturities of our short-term investments are as follows:

	September 30, 2024		December 31, 2023
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$184,356	$184,883	$219,437	$219,414
Due between one and two years	50,932	51,359	17,365	17,426
Total short-term investments	$235,288	$236,242	$236,802	$236,840
At September 30, 2024 and December 31, 2023, cash and cash equivalents included $5.9 million and $5.8 million, respectively, of restricted cash primarily related to collateral for our outstanding letters of credit.
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
•Level 3 — Unobservable inputs.
The following tables summarize assets that are measured at fair value on a recurring basis:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$161,509	$—	$—	$161,509
U.S. Treasury and agency obligations	—	988	—	988
Total cash equivalents	$161,509	$988	$—	$162,497

Short-term investments
Commercial paper	$—	$44,951	$—	$44,951
Corporate bonds	—	86,938	—	86,938
Asset backed securities	—	27,852	—	27,852
Yankee bonds	—	12,087	—	12,087
U.S. Treasury and agency obligations	—	64,414	—	64,414
Total short-term investments	$—	$236,242	$—	$236,242

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$130,375	$—	$—	$130,375
Total cash equivalents	$130,375	$—	$—	$130,375

Short-term investments
Commercial paper	$—	$82,216	$—	$82,216
Corporate bonds	—	61,149	—	61,149
Asset backed securities	—	15,043	—	15,043
Yankee bonds	—	6,913	—	6,913
U.S. Treasury and agency obligations	—	71,519	—	71,519
Total short-term investments	$—	$236,840	$—	$236,840
Other Investments
Our investments in privately held securities, which are included in other assets on our consolidated balance sheets and classified as level 3, were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Equity securities	$6,702	$—
Debt and other securities	1,871	9,383
Total other investments	$8,573	$9,383
In May 2024, we recognized a $1.5 million gain on the conversion of our simple agreement for future equity ("SAFE") investment to an investment in preferred stock.
We did not have any liabilities measured and recorded at fair value on a recurring basis at September 30, 2024 and December 31, 2023.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Computer software and equipment	$20,131	$21,845
Internally developed software	39,250	32,261
Furniture and fixtures	5,191	6,513
Leasehold improvements	22,992	29,354
Total	87,564	89,973
Less: accumulated depreciation and amortization	(47,784)	(44,537)
Property and equipment, net	$39,780	$45,436
Depreciation and amortization related to property and equipment was $3.6 million, $3.2 million, $10.0 million and $9.7 million in the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, respectively.

In the nine months ended September 30, 2024, we recorded a $4.5 million impairment for furniture and fixtures and leasehold improvements. See Note 7 for additional information.
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
We are still finalizing the allocation of the purchase price for Eureka, which may change as additional information becomes available around working capital and income taxes.
The results of operations of Eureka are included in our consolidated statements of operations from the acquisition date and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statement of operations.
In general and administrative expense, we recognized $0.4 million, $4.6 million, $1.3 million and $4.7 million of acquisition-related transaction costs in the three months ended September 30, 2024 and 2023, and the nine months ended September 30, 2024 and 2023, respectively.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2023	$518,539
Acquired goodwill	22,753
Balance at September 30, 2024	$541,292

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling new capabilities from Eureka to our customers. Acquired goodwill is generally not tax deductible.

Acquired intangible assets subject to amortization are as follows:

	September 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$149,437	$(49,963)	$99,474	$142,537	$(35,520)	$107,017
Trade name	490	(490)	—	490	(490)	—
	$149,927	$(50,453)	$99,474	$143,027	$(36,010)	$107,017
Amortization of acquired intangible assets was $5.0 million, $3.0 million, $14.4 million and $9.2 million in the three months ended September 30, 2024 and 2023, and the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, our acquired intangible assets are expected to be amortized over an estimated remaining weighted average period of 5.5 years.
At September 30, 2024, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2024(1)	$5,014
2025	20,055
2026	19,870
2027	17,840
2028	14,797
Thereafter	21,898
Total	$99,474
_______________
(1)    Represents the three months ending December 31, 2024.
7. Leases
We have operating leases for office facilities. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost(1)	$1,906	$1,900	$5,691	$5,690
_______________
(1)    Excludes sublease income.
Rent expense for short-term leases in the three and nine months ended September 30, 2024 and 2023 was not material.
In June 2024, we executed a sublease for of a portion of our corporate headquarters through February 2032 and recognized $4.5 million of restructuring expense related to the associated impairment of leasehold improvements and furniture and fixtures. Sublease income, which is recorded as a reduction of rent expense, was $0.4 million for the three and nine months ended September 30, 2024.
Supplemental information related to leases was as follows:

	September 30, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term	6.7 years	7.3 years
Weighted average discount rate	5.7%	5.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$—	$806	$1,234
Maturities of operating lease liabilities at September 30, 2024 were as follows:

(in thousands)
Year ending December 31,
2024(1)	$1,472
2025	9,831
2026	9,157
2027	8,667
2028	7,777
Thereafter	23,390
Total lease payments	60,294
Less: Imputed interest	(10,489)
Total	$49,805
_______________
(1)    Represents the three months ending December 31, 2024.
Operating lease payments in the table above do not include $0.9 million, $1.7 million, $1.8 million, $1.9 million and $6.4 million of sublease payments we expect to receive in 2025, 2026, 2027, 2028 and thereafter, respectively.
In October 2024, we entered into a new lease in Tel Aviv, Israel. The new lease term is 7 years and the future lease payments are expected to be $19.4 million.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	September 30, 2024
Term loan	$364,687
Less: Unamortized debt discount and issuance costs	(4,747)
Term loan, net of issuance costs	359,940
Less: Term loan, net, current (1)	(2,606)
Term loan, net of issuance costs (net of current portion)	$357,334
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

Our Term Loan is recorded at its carrying value. At September 30, 2024, the fair value of our Term Loan was approximately $364.2 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.
The maturities of the Term Loan at September 30, 2024 were as follows:

(in thousands)
Year ending December 31,
2024(1)	$937
2025	3,750
2026	3,750
2027	3,750
2028	352,500
Total	$364,687
_______________
(1)    Represents the three months ending December 31, 2024.
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At September 30, 2024, our first lien net leverage ratio was 1.00.
At September 30, 2024, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At September 30, 2024, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend €28.5 million. If we do not meet our commitment by the end of the term, we will be required to pay the difference. As of September 30, 2024, we have spent €5.1 million of our commitment.
In July 2024, we entered into a new contract with Amazon Web Services, Inc. ("AWS") for cloud services, in which we committed to spend $59.7 million, $77.6 million and $93.0 million in years one, two and three, respectively, for a total commitment of $230.3 million from August 2024 to July 2027. As of September 30, 2024, we have spent $10.0 million of our first year commitment.
Letters of Credit
At September 30, 2024, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases.

10. Stock-Based Compensation
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$3,216	$3,011	$9,486	$8,542
Sales and marketing	15,941	15,805	47,517	46,622
Research and development	12,435	9,242	35,395	27,871
General and administrative	10,092	8,777	30,403	25,777
Total stock-based compensation expense	$41,684	$36,835	$122,801	$108,812
A summary of the unrecognized stock-based compensation expense related to unvested stock at September 30, 2024 is presented below:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Estimated Weighted Average Period (in years)
Restricted stock units ("RSUs")	$310,029	2.7
Performance stock units ("PSUs")	7,190	3.0
Restricted stock	8,557	1.5
2018 Employee Stock Purchase Plan ("2018 ESPP")	13,345	1.0
Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	311	$45.67	7,343	$43.80	258	$43.90
Granted	—	—	3,949	46.10	170	47.20
Performance adjustment(1)	—	—	—	—	(10)	43.24
Vested	(93)	45.67	(2,497)	43.07	(88)	43.87
Forfeited	—	—	(860)	45.02	(11)	43.95
Unvested balance at September 30, 2024	218	45.67	7,935	45.03	319	45.68
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.
In January 2024, under the evergreen provision in our 2018 Equity Incentive Plan we reserved an additional 5.9 million shares of our common stock. At September 30, 2024, there were 26.0 million shares available for grant under the plan.

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	5,095	$8.95	3.5	$189,108
Exercised	(756)	6.34		30,215
Forfeited/canceled	—	—		—
Outstanding and exercisable at September 30, 2024	4,339	9.40	2.9	135,020
2018 Employee Stock Purchase Plan
In the nine months ended September 30, 2024, employees purchased 498,890 shares of our common stock at a weighted average price of $32.60 per share, resulting in $16.3 million of cash proceeds. At September 30, 2024, there was $1.6 million of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Nine Months Ended September 30,
	2024	2023
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	31.9% — 51.4%	46.9% — 58.1%
Risk-free interest rate	3.8% — 5.1%	4.8% — 5.4%
Expected dividend yield	—	—
Under the evergreen provision in our 2018 ESPP, in January 2024 we reserved an additional 1.8 million shares of our common stock. At September 30, 2024, there were 10.0 million shares reserved for issuance under our 2018 ESPP.
11. Income Taxes
In the nine months ended September 30, 2024, the provision for income taxes included $5.6 million of income taxes in foreign jurisdictions in which we conduct business, $2.6 million of discrete items primarily related to withholding taxes on sales to customers and $2.5 million of Base Erosion and Anti-Abuse Tax.
In the nine months ended September 30, 2023, the provision for income taxes included $4.3 million of income taxes in foreign jurisdictions in which we conduct business and $2.8 million of discrete items primarily related to withholding taxes on sales to customers, partially offset by $0.2 million of deferred tax benefits related to the acquisition of Alsid SAS.

12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss	$(9,211)	$(15,565)	$(38,169)	$(56,636)

Weighted-average shares used to compute net loss per share, basic and diluted	119,169	115,954	118,466	114,967
Net loss per share, basic and diluted	$(0.08)	$(0.13)	$(0.32)	$(0.49)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	September 30,
(in thousands)	2024	2023
RSUs	7,935	7,343
Stock options	4,339	5,196
Shares to be issued under the 2018 ESPP	44	128
PSUs	149	130
Restricted stock	218	—
Total	12,685	12,797
13. Geographic Information
We operate as one operating segment. Our Chief Executive Officer, who is our CODM, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
The Americas	$141,583	$127,016	$412,820	$368,510
Europe, Middle East and Africa	59,688	51,397	176,046	150,437
Asia Pacific	25,817	23,116	75,424	66,457
Revenue	$227,088	$201,529	$664,290	$585,404
Customers located in the United States accounted for 54% of revenue in the three and nine months ended September 30, 2024 and 55% of revenue in the three and nine months ended September 30, 2023. No other country accounted for 10% or more of revenue in the periods presented.

Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	September 30, 2024	December 31, 2023
United States	$35,256	$39,497
International	4,524	5,939
Property and equipment, net	$39,780	$45,436

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
We sell and market our products and services through our field sales force that works closely with our channel network of distributors, resellers and managed security service providers (MSSPs), in developing sales opportunities. We typically use a two-tiered channel model whereby we sell our enterprise platform offerings to our distributors, who in turn sell to our resellers, who then sell to end users, who we call customers.

Financial Highlights
Below are our key financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$227,088	$201,529	$664,290	$585,404
Loss from operations	(2,083)	(7,913)	(19,831)	(37,814)
Net loss	(9,211)	(15,565)	(38,169)	(56,636)
Net loss per share, basic and diluted	(0.08)	(0.13)	(0.32)	(0.49)
Net cash provided by operating activities	54,607	42,411	136,357	111,350
Purchases of property and equipment	(733)	(201)	(1,924)	(1,299)
Capitalized software development costs	(1,163)	(1,894)	(5,930)	(4,707)
Recurring revenue, which includes revenue from subscription arrangements for software (both recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 96% of revenue in the three and nine months ended September 30, 2024 and 95% of revenue in the three and nine months ended September 30, 2023.
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$227,088	$201,529	$664,290	$585,404
Deferred revenue (current), end of period	583,940	518,372	583,940	518,372
Deferred revenue (current), beginning of period(1)	(562,587)	(495,199)	(580,887)	(502,115)
Calculated current billings	$248,441	$224,702	$667,343	$601,661
_______________
(1)    Deferred revenue (current), beginning of period for the nine months ended September 30, 2024 includes $0.1 million related to acquired deferred revenue.
Free Cash Flow
We use the non-GAAP measure of free cash flow, which we define as GAAP net cash flows from operating activities reduced by purchases of property and equipment and capitalized software development costs. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment and capitalized software development costs, for investment in our business and to make acquisitions. We believe that free cash flow is useful as a liquidity measure because it measures our ability to generate cash.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$54,607	$42,411	$136,357	$111,350
Purchases of property and equipment	(733)	(201)	(1,924)	(1,299)
Capitalized software development costs	(1,163)	(1,894)	(5,930)	(4,707)
Free cash flow(1)	$52,711	$40,316	$128,503	$105,344
_______________
(1)    Free cash flow for the periods presented was impacted by:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cash paid for interest and other financing costs	$(8,055)	$(7,843)	$(23,505)	$(26,786)
Employee stock purchase plan activity	(3,653)	(2,236)	(6,283)	(2,507)
Acquisition-related expenses	(663)	(571)	(1,326)	(830)
Restructuring	(492)	—	(5,911)	—

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

	Three Months Ended September 30,
	2024	2023	Change (%)
Number of new enterprise platform customers added in period	386	386	—%

	September 30,
	2024	2023	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	1,853	1,565	18%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	September 30,
	2024	2023
Dollar-based net expansion rate	108%	111%
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Loss from operations	$(2,083)	$(7,913)	$(19,831)	$(37,814)
Stock-based compensation	41,684	36,835	122,801	108,812
Acquisition-related expenses	360	4,598	1,284	4,728
Restructuring	—	—	6,070	—
Amortization of acquired intangible assets	5,014	3,055	14,443	9,208
Non-GAAP income from operations	$44,975	$36,575	$124,767	$84,934

Operating margin	(1)%	(4)%	(3)%	(6)%
Non-GAAP operating margin	20%	18%	19%	15%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2024	2023	2024	2023
Net loss	$(9,211)	$(15,565)	$(38,169)	$(56,636)
Stock-based compensation	41,684	36,835	122,801	108,812
Tax impact of stock-based compensation(1)	1,528	(1,207)	1,626	1,046
Acquisition-related expenses(2)	360	4,598	1,284	4,728
Restructuring(2)	—	—	6,070	—
Amortization of acquired intangible assets(3)	5,014	3,055	14,443	9,208
Tax impact of acquisitions	(52)	(48)	(130)	(161)
Non-GAAP net income	$39,323	$27,668	$107,925	$66,997

Net loss per share, diluted	$(0.08)	$(0.13)	$(0.32)	$(0.49)
Stock-based compensation	0.35	0.32	1.04	0.94
Tax impact of stock-based compensation(1)	0.01	(0.01)	0.01	0.01
Acquisition-related expenses(2)	0.01	0.04	0.01	0.04
Restructuring(2)	—	—	0.05	—
Amortization of acquired intangible assets(3)	0.04	0.02	0.12	0.08
Tax impact of acquisitions	—	—	—	—
Adjustment to diluted earnings per share(4)	(0.01)	(0.01)	(0.03)	(0.02)
Non-GAAP earnings per share, diluted	$0.32	$0.23	$0.88	$0.56

Weighted-average shares used to compute GAAP net loss per share, diluted	119,169	115,954	118,466	114,967

Weighted-average shares used to compute non-GAAP earnings per share, diluted	123,288	121,473	123,206	120,273
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
Components of Our Results of Operations
Revenue
We generate revenue from subscription arrangements for our software and cloud-based solutions, perpetual licenses, maintenance associated with perpetual licenses and professional services. We begin to recognize revenue when control of our software or services is transferred to the customer, which for sales made through our channel network is typically concurrent with the transfer to the end user.

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
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$227,088	$201,529	$664,290	$585,404
Cost of revenue(1)	50,499	45,754	148,229	134,774
Gross profit	176,589	155,775	516,061	450,630
Operating expenses:
Sales and marketing(1)	99,083	94,759	300,037	289,750
Research and development(1)	48,020	37,052	136,896	113,080
General and administrative(1)	31,569	31,877	92,889	85,614
Restructuring	—	—	6,070	—
Total operating expenses	178,672	163,688	535,892	488,444
Loss from operations	(2,083)	(7,913)	(19,831)	(37,814)
Interest income	5,989	7,662	17,587	19,323
Interest expense	(8,148)	(8,119)	(24,333)	(23,208)
Other income (expense), net	359	(6,502)	(858)	(7,993)
Loss before income taxes	(3,883)	(14,872)	(27,435)	(49,692)
Provision for income taxes	5,328	693	10,734	6,944
Net loss	$(9,211)	$(15,565)	$(38,169)	$(56,636)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$3,216	$3,011	$9,486	$8,542
Sales and marketing	15,941	15,805	47,517	46,622
Research and development	12,435	9,242	35,395	27,871
General and administrative	10,092	8,777	30,403	25,777
Total stock-based compensation expense	$41,684	$36,835	$122,801	$108,812

Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue
The following table presents the increase in revenue:

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Subscription revenue	$208,554	$183,268	$25,286	14%
Perpetual license and maintenance revenue	11,769	12,200	(431)	(4)%
Professional services and other revenue	6,765	6,061	704	12%
Revenue	$227,088	$201,529	$25,559	13%
The increase in revenue of $25.6 million included $25.5 million from existing customers at October 1, 2023, and an increase from new customers of $0.1 million. U.S. revenue increased $11.2 million, or 10%. International revenue increased $14.4 million, or 16%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Cost of revenue	$50,499	$45,754	$4,745	10%
Gross profit	176,589	155,775	20,814	13%
Gross margin	78%	77%
The increase in cost of revenue of $4.7 million was primarily due to:
•a $2.0 million increase in amortization of acquired intangibles;
•a $0.9 million increase in third-party cloud infrastructure costs;
•a $0.7 million increase in professional fees;
•a $0.5 million increase in depreciation and amortization expense;
•a $0.3 million increase in subscription costs; and
•a $0.2 million increase in allocated overhead.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Sales and marketing	$99,083	$94,759	$4,324	5%
The increase in sales and marketing expense of $4.3 million was primarily due to:
•a $1.6 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $1.5 million increase in sales commissions;
•a $1.1 million increase in personnel costs; and
•a $0.6 million increase in allocated overhead; partially offset by

•a $0.3 million decrease in selling expenses.
Research and Development

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Research and development	$48,020	$37,052	$10,968	30%
The increase in research and development expense of $11.0 million was primarily due to:
•a $9.3 million increase in personnel costs, largely associated with an increase in headcount and a $3.2 million increase in stock-based compensation;
•a $0.8 million increase in allocated overhead;
•a $0.3 million increase in software subscription costs; and
•a $0.2 million increase in travel and meeting costs.
General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
General and administrative	$31,569	$31,877	$(308)	(1)%
The decrease in general and administrative expense of $0.3 million was primarily due to:
•a $4.2 million decrease in acquisition-related expenses; and
•a $1.2 million decrease in allocated overhead; partially offset by
•a $2.6 million increase in professional fees; and
•a $2.1 million increase in personnel costs, including a $1.3 million increase in stock-based compensation.
Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Interest income	$5,989	$7,662	$(1,673)	(22)%
Interest expense	(8,148)	(8,119)	(29)	—%
Other income (expense), net	359	(6,502)	6,861	(106)%
The $1.7 million decrease in interest income was due to a decrease in short-term investments and lower interest rates in the three months ended September 30, 2024. Interest expense was flat quarter-over-quarter. The $6.9 million increase in other income (expense), net was primarily due to a $5.0 million impairment loss on one of our SAFE investments in the prior year and a $1.8 million increase in gains due to foreign exchange rates.
Provision for Income Taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Provision for income taxes	$5,328	$693	$4,635	669%

In the three months ended September 30, 2024, the provision for income taxes included:
•$3.5 million of income taxes in foreign jurisdictions in which we conduct business;
•$1.0 million of discrete items primarily related to withholding taxes on sales to customers; and
•$0.8 million related to Base Erosion and Anti-Abuse Tax.
In the three months ended September 30, 2023, the provision for income taxes included:
•$0.6 million of discrete items primarily related to withholding taxes on sales to customers; and
•$0.1 million of income taxes in foreign jurisdictions in which we conduct business.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue
The following table presents the increase in revenue:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Subscription revenue	$608,727	$531,133	$77,594	15%
Perpetual license and maintenance revenue	35,941	36,535	(594)	(2)%
Professional services and other revenue	19,622	17,736	1,886	11%
Revenue	$664,290	$585,404	$78,886	13%
The increase in revenue of $78.9 million included $76.7 million from existing customers at October 1, 2023, and an increase from new customers of $2.2 million. U.S. revenue increased $34.6 million, or 11%. International revenue increased $44.3 million, or 17%.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Cost of revenue	$148,229	$134,774	$13,455	10%
Gross profit	516,061	450,630	65,431	15%
Gross margin	78%	77%
The increase in cost of revenue of $13.5 million was primarily due to:
•a $5.2 million increase in amortization of intangible assets due to acquired intangible assets;
•a $4.0 million increase in third-party cloud infrastructure costs;
•a $1.9 million increase in professional fees;
•a $0.9 million increase in personnel costs, primarily in stock-based compensation;
•a $0.6 million increase in allocated overhead;
•a $0.4 million increase in subscription costs; and
•a $0.4 million increase in depreciation expense.

Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Sales and marketing	$300,037	$289,750	$10,287	4%
The increase in sales and marketing expense of $10.3 million was primarily due to:
•a $5.6 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $3.4 million increase in sales commissions;
•a $2.6 million increase in allocated overhead; and
•a $0.7 million increase in selling expenses; partially offset by
•a $1.8 million decrease in personnel costs, largely associated with a decrease in headcount.
Research and Development

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Research and development	$136,896	$113,080	$23,816	21%
The increase in research and development expense of $23.8 million was primarily due to:
•a $16.8 million increase in personnel costs, including a $7.5 million increase in stock-based compensation;
•a $2.3 million increase in allocated overhead;
•a $1.7 million increase in third-party cloud infrastructure costs;
•a $0.6 million increase in travel and meeting costs;
•a $0.6 million decrease in tax credits; and
•a $0.6 million increase in software subscription costs.
General and Administrative

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
General and administrative	$92,889	$85,614	$7,275	8%
The increase in general and administrative expense of $7.3 million was primarily due to:
•a $7.7 million increase in personnel costs, including a $4.6 million increase in stock-based compensation;
•a $4.1 million increase in professional fees;
•a $0.8 million increase in software subscription costs; and
•a $0.6 million increase in travel and meeting costs; partially offset by
•a $3.5 million decrease in acquisition-related expenses; and
•a $2.2 million decrease in allocated overhead.

Restructuring

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Restructuring	$6,070	$—	$6,070	100%
Restructuring includes a $4.5 million non-cash impairment of leasehold improvements and furniture and fixtures that was recorded in connection with the sublease of a portion of our headquarters and $1.6 million in non-ordinary course severance and employee related benefits.
Interest Income, Interest Expense and Other Expense, Net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Interest income	$17,587	$19,323	$(1,736)	(9)%
Interest expense	(24,333)	(23,208)	(1,125)	5%
Other expense, net	(858)	(7,993)	7,135	(89)%
The $1.7 million decrease in interest income was due to a decrease in short-term investments. Interest expense increased $1.1 million due to an increase in the interest rate on our Term Loan. Other expense, net decreased $7.1 million primarily due to a $5.0 million impairment loss on one of our SAFE investments in the prior year, a $1.5 million gain on conversion of our SAFE investment in the current year and a $0.6 million decrease in foreign exchange losses.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	($)	(%)
Provision for income taxes	$10,734	$6,944	$3,790	55%
In the nine months ended September 30, 2024, the provision for income taxes included:
•$5.6 million of income taxes in foreign jurisdictions in which we conduct business;
•$2.6 million of discrete items primarily related to withholding taxes on sales to customers; and
•$2.5 million related to Base Erosion and Anti-Abuse Tax.
In the nine months ended September 30, 2023, the provision for income taxes included:
•$4.3 million income taxes in foreign jurisdictions in which we conduct business; and
•$2.8 million of discrete items primarily related to withholding taxes on sales to customers; partially offset by
•$0.2 million of deferred tax benefits related to our acquisition of Alsid SAS.
Liquidity and Capital Resources
At September 30, 2024, we had $312.2 million of cash and cash equivalents, which consisted of bank deposits, money market funds and U.S. Treasury and agency obligations, and $236.2 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate and Yankee bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $863.2 million at September 30, 2024.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At September 30, 2024, we had deferred revenue of $747.5 million, of which $583.9 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
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
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the nine months ended September 30, 2024, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Stock Repurchase Plan
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. Through September 30, 2024, we have purchased a total of 1.5 million shares for $64.9 million. In October 2024, our Board of Directors increased the repurchase authorization by $200 million.
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
From January to September 2024, interest rates on our Term Loan have been between 8.11% and 8.22%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At September 30, 2024, our first lien net leverage ratio was 1.00.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of our Revolving Credit Facility. At September 30, 2024, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$136,357	$111,350
Net cash (used in) provided by investing activities	(27,099)	19,619
Net cash (used in) provided by financing activities	(31,744)	16,043
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,439)	(2,562)
Net increase in cash and cash equivalents and restricted cash	$75,075	$144,450
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash used in investing activities increased by $46.7 million, primarily due to a $29.2 million increase in cash paid for acquisitions, an $18.0 million net decrease in sales of short-term investments and a $1.2 million increase in capitalized software development costs, partially offset by $3.5 million in proceeds from our SAFE investments in the nine months ended September 30, 2024.
Financing Activities
Net cash used in financing activities increased by $47.8 million, primarily due to the repurchase of common stock under our stock repurchase program of $50.0 million, partially offset by a $2.4 million increase in proceeds from the exercise of stock options.
Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Microsoft and AWS for cloud services.
At September 30, 2024, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There have been no material changes to our critical accounting policies and estimates as described in our 10-K.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, including interest rate, foreign currency exchange and inflation risks.

Interest Rate Risk
At September 30, 2024, we had $312.2 million of cash and cash equivalents, which consisted of cash deposits, money market funds and U.S. treasury and agency securities. We also had $236.2 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. treasury and agency securities and corporate and Yankee bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to September 2024, interest rates on our Term Loan have been between 8.11% and 8.22%. In October and November 2024, the Term Loan has an interest rate of 7.71% and 7.55%, respectively. A one percentage point increase in the rate would not have had a material impact on our financial statements.
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
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through September 30, 2024, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that at September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We typically use a two-tiered,channel model whereby we sell our products and services to our distributors, who in turn sell to our resellers, who then sell to our end users, who we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In the nine months ended September 30, 2024 and 2023, we derived 94% and 93%, respectively, of our revenue from subscriptions and perpetual licenses sold through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 34% and 36% of our revenue in the nine months ended September 30, 2024 and 2023, respectively, and 32% of our accounts receivable at September 30, 2024 and December 31, 2023. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or as a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of economic uncertainty, legal or regulatory actions, such as government investigations or law enforcement activities, impacting their business, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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

TENABLE HOLDINGS, INC.

Date:	November 5, 2024	By:	/s/ Amit Yoran
Amit Yoran
Chairman and Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	November 5, 2024	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)