Form 10-K
period 2024-12-31
Tenable Holdings, Inc.
filed 2025-02-24
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $5.1 billion.
The number of shares of the Registrant's common stock outstanding as of February 18, 2025 was 120,302,439.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2024.

TENABLE HOLDINGS, INC.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, including the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements concerning the following:
•the anticipated impact of geopolitical events, including the ongoing conflict between Ukraine and Russia, the regional conflict in the Middle East, and rising tensions between China and Taiwan, and related sanctions, tariffs imposed by the United States or other governments, global economic uncertainty and financial market conditions on our business, results of operations and financial condition, including on our sales and our revenue growth rate;
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

Item 1.        Business
Overview
We are a leading provider of exposure management solutions. Exposure management is the evolution of vulnerability management, advancing risk assessment and prioritization across the entire attack surface – from IT infrastructure to cloud environments to critical infrastructure. Tenable unifies security visibility, insight and action across this attack surface, equipping modern organizations to expose and close the cybersecurity gaps that erode business value, reputation and trust.
Organizations are increasingly accelerating their adoption of public and private cloud infrastructure, implementing internet-facing applications and embracing new identity management systems. This rapid digital transformation is dramatically expanding the modern attack surface and introducing new exposures – cyber risks capable of causing liability, loss and irreparable harm.
For most organizations, the modern attack surface has expanded to include:
•Complex and dynamic multi-cloud environments, which organizations are rapidly adopting even as they face a shortage of cloud security expertise;
•Artificial intelligence, or AI, including AI agents, which are programs that autonomously complete tasks to meet established goals;
•Identity and access management systems used to control machine identities, application programming interfaces, or APIs, and user privileges, which are vulnerable to misconfigurations that can open up attack pathways within an organization;
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
The complexity of the modern attack surface is a key driver behind the growing need for exposure management programs. Scattered products and siloed views have left organizations struggling to hold back threats across a fragmented attack surface. Security teams are overwhelmed by the constant influx of data from the array of point solutions they are using to manage cloud assets, interconnected vulnerabilities, web applications, and identity systems. They are also challenged with effectively analyzing all that data to make informed decisions about which exposures represent the greatest risk to the organization.
Existing point tools cannot adequately address the central challenge of modern security: a deeply divided approach to seeing and reducing cyber risk. We believe an exposure management program can solve three distinct real-world challenges facing cybersecurity professionals and their organizations:
•The attack surface isn’t siloed, but security programs often are;
•There’s more data than ever, yet it’s difficult for security professionals to analyze cyber risk context and insights to identify true exposures; and
•Security professionals and business leaders lack a common risk language to align and mobilize responses.
An exposure management program, underpinned by a technology platform such as our Tenable One Exposure Management Platform, or Tenable One, can help address these real-world problems. Successfully implemented, an exposure management platform allows organizations to:
•Gain comprehensive visibility across the modern attack surface;
•Bring cyber risk context and insights from across the attack surface together as one; and

•Take swift action to eradicate priority cyber exposures and reduce business risk.
To be effective, an exposure management platform must extend beyond traditional vulnerability management, which concentrates on the discovery and remediation of publicly disclosed Common Vulnerabilities and Exposures, or CVEs. The platform must include information about configuration issues, vulnerabilities and attack paths across a spectrum of assets and technologies — including cloud configurations and deployments, identity solutions, such as Active Directory, and web applications.
Our Enterprise Platform Offerings
Tenable One is an AI-powered exposure management platform that gives enterprises a single, unified view of risk across all types of assets and attack pathways. The platform combines broad, industry-leading vulnerability coverage, spanning IT assets, cloud resources, containers, web apps and identity systems. Tenable One builds on the speed and breadth of vulnerability coverage from our research team of cybersecurity and data science experts, or Tenable Research, and adds aggregated exposure view analytics, guidance on mitigating attack pathways, centralized asset inventory and patch management that correlates vulnerabilities with remediation actions. It leverages AI, and machine learning, or ML, rapidly analyzing and interpreting vast data sets to pinpoint priority weaknesses and high-risk attack paths, deliver recommendations and automate routine tasks.
Tenable One integrates the following products and tools:
•Tenable Vulnerability Management: Our cloud-delivered software-as-a-service, or SaaS, vulnerability management offering provides organizations with a risk-based view of traditional and modern attack surfaces. Tenable Vulnerability Management empowers organizations to know, expose and close their critical vulnerabilities. The solution is designed to find hidden vulnerabilities with continuous, always-on asset discovery and assessment of known and unknown assets–even highly dynamic cloud or remote workforce assets–in an environment. Tenable Vulnerability Management also identifies which vulnerabilities to fix first with automated prioritization that combines vulnerability data, threat intelligence and data science.
•Tenable Cloud Security: Our cloud security solution that helps organizations reduce risk by rapidly exposing and closing priority security gaps caused by misconfigurations, risky entitlements and vulnerabilities in one powerful cloud native application protection platform (CNAPP). From development to runtime, Tenable Cloud Security continuously analyzes cloud resources to find the most important risks, spot unknown threats and toxic combinations of security issues and deliver actionable insights within minutes. Our cloud infrastructure entitlement management (CIEM) gives users control over access entitlements so they can eradicate exposures caused by human and service identities in the cloud and achieve least-privilege access to cloud resources and data at scale. Data security posture management (DSPM) and AI security posture management (AI-SPM) capabilities enable users to automatically discover, classify and analyze sensitive data risk and protect AI workloads with flexible, agentless scanning.
•Tenable Identity Exposure: Our solution offers end-to-end protection from identity-based threats by unifying identities across Active Directory, hybrid and Entra ID. Users can find and fix existing weaknesses before they are exploited and detect and respond to ongoing attacks in real time without the need to deploy agents or use privileged accounts.
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

•Tenable Attack Surface Management: Our solution continuously maps the internet to deliver comprehensive visibility into internet-facing assets, even those security teams don't know about, so they can assess the cybersecurity posture of their entire external attack surface for a more complete picture of where they may be exposed.
•Tenable Security Center: Our on-premises vulnerability management offering that provides a risk-based view of an organization’s IT, security and compliance posture so organizations can quickly identify, investigate and prioritize their assets and vulnerabilities based on risk assessment and predictive analytics, and provide insightful remediation guidance.
•Tenable OT Security: Our unified security solution for converged OT/IoT environments provides threat detection, asset tracking, vulnerability management, and configuration control capabilities to protect OT environments, including industrial networks.
Our Nessus Solutions
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
Our Growth Strategy
Our objectives are to expand our market leadership in exposure management and to scale our business by capturing our large market opportunities in cloud, identity and OT, while expanding our operating and free cash flow margins. To accomplish these objectives, we intend to:
•Continue to acquire new enterprise platform customers. We believe there is a substantial opportunity to increase adoption of our enterprise platform offerings. We have experienced growth in new enterprise platform customers due to expanded product capabilities and investments in sales and marketing. We intend to continue to aggressively pursue new domestic and international customers by adding sales capacity and leveraging our network of channel partnerships around the world.
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
At December 31, 2024, we had approximately 44,000 customers. At December 31, 2024 our customers included approximately 65% of the Fortune 500 and approximately 50% of the Global 2000 and large government agencies. In 2024, 2023 and 2022, no single customer represented more than 2% of our revenue.
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
Our marketing initiatives cultivate brand awareness and leverage our track record of innovation in exposure management to expand into new markets, such as cloud security. We are focused on building demand across all segments with a specific emphasis on our enterprise customers and delivering tailored marketing programs for security executives, functional managers, security practitioners, managed service providers and consultants. Our marketing efforts are also designed to establish the Tenable brand as a thought leader and trusted resource of credible educational information and original research. We provide a variety of educational resources for cybersecurity practitioners and leaders, as well as cloud security teams, DevOps teams, OT practitioners and identity and access management practitioners, including a community forum where customers can ask questions of our experts and their peers. We execute marketing programs targeted at new customer acquisition, customer retention and cross-selling and up-selling of products across our platform.

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
Backlog
We define backlog as contractually committed orders to be invoiced under our existing agreements that are not included in deferred revenue on our consolidated balance sheets. We expect the amount of backlog to change from period to period due to the timing of billings for our solutions and professional services. At December 31, 2024 and 2023, we had backlog of $33.2 million and $23.4 million, respectively. We expect the majority of the backlog at December 31, 2024 to be invoiced within the following 12 months.
Competition
The market for cybersecurity solutions is fragmented, intensely competitive and constantly evolving. We compete with a range of established and emerging cybersecurity software and services vendors, as well as homegrown solutions. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Rapid7; diversified security software and services vendors; endpoint security vendors with vulnerability assessment capabilities, including CrowdStrike; public cloud vendors and other companies, such as Palo Alto Networks and Wiz, that offer solutions for cloud security (private, public and hybrid cloud); and providers of point solutions that compete with some of the features present in our solutions. Many organizations also choose to build their own solutions in-house, often using open-source code rather than purchasing external solutions, and we compete against these internally-developed efforts as well.
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
At December 31, 2024, we had 47 issued patents and 22 patent applications pending in the United States. Our issued patents expire between 2027 and 2042 and cover our network scanning, monitoring and analysis technologies and additional features of our platform offerings. At December 31, 2024, we had 18 registered trademarks in the United States. We view our copyrights, trade secrets and know-how as a significant component of our intellectual property assets.
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
In the ordinary course of our business, we process personal information. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020, or, collectively, the CCPA, the Colorado Privacy Act, Virginia’s Consumer Data Protection Act, the Connecticut Privacy Act, the Utah Consumer Privacy Act and similar U.S. state comprehensive privacy laws, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of the United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act of 2018, or UK GDPR, and the ePrivacy Directive.
Like other U.S.-based IT security products, our products are subject to U.S. export control laws and regulations, specifically the Export Administration Regulations, or EAR, U.S. economic and trade sanctions regulations and applicable foreign government import, export and use requirements. These laws prohibit or restrict the export of our products and services to certain countries, regions, governments, entities or persons subject to trade restrictions. For more information on the potential impacts of government regulations affecting our business, see Risk Factors included under Part I, Item 1A.
Human Capital
At December 31, 2024, we had 1,872 employees, including 854 employees located outside of the United States. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Certain international employees are subject to collective bargaining agreements in connection with local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
We uphold a core set of values for our entire global workforce:
•One Tenable: We work together and we win together. We are part of one Tenable team - employees, customers, partners and other stakeholders.
•Deliver Results: We set high goals, take bold risks, measure honestly and deliver results that exceed expectations.
•We Care: We are committed to our work, our customers, our colleagues and our communities. We speak candidly and always do the right thing.
•What We Do Matters: The work that we do makes a difference in this world.
Our key human capital objectives are to attract, retain, engage, reward and develop our highly talented existing and future employees, while cultivating an inclusive workforce and culture to achieve exceptional business results. We strive to be a career destination where employees from all backgrounds are welcome and empowered, are treated with fairness and respect, can make a difference, and have the opportunity to grow.
Compensation, Benefits and Talent Development
We provide robust compensation and benefits packages to attract and retain our employees. We incentivize our employees by aligning a portion of their compensation with the overall success of our business. In addition to base salary, our total rewards packages include annual bonuses, equity awards, an employee stock purchase plan, retirement plans, and health and wellness benefits. Equity awards of restricted stock units that vest over time are granted to new hires and to most employees on an annual basis. Eligible employees can participate in our employee stock purchase plan, in which employees may contribute a percentage of their compensation to purchase shares of our common stock at a discount. Our health and wellness benefits include medical and life insurance, paid time off, family leave, and employee assistance programs. We are committed to a structured hybrid workplace strategy which both allows flexibility and recognizes the value of in-person collaboration and community.
We promote and support employee development and organizational effectiveness by providing high-quality learning and development programs as well as tuition assistance programs. These programs are designed to meet individual, team and organizational needs and objectives, enabling our workforce to grow professionally and increase their impact to the business.
Engagement and Inclusion
Engagement and inclusion at Tenable is a catalyst for cultivating a workplace where every individual's unique strengths contribute to a culture of innovation, belonging and community impact.
Our engagement and inclusion mission aligns all initiatives with our Workforce Diversity, Workplace Inclusion and Community Impact pillars to enhance our overall employee value proposition. It emphasizes that an inclusive culture fosters employee engagement, fuels innovation and yields outstanding business results. We strive to be a career destination where employees from all backgrounds, regardless of race, gender, ethnicity, sexual orientation or disability, can do their best work. Our engagement and inclusion mission pillars include:
•Workforce Diversity: Attract, retain, and develop talent through strategic partnerships with diversity organizations, targeted branding and inclusive engagement and development opportunities for all employees.
•Workplace Inclusion: Cultivate an inclusive workplace where all employees feel they belong and are given the support they need to thrive.
•Community Impact: Increase our commitment to supporting the next generation of STEM talent in underrepresented communities.
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

• Have a strict policy for disposing of hardware; and
• Use a travel portal that provides detail on our carbon footprint.
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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investors.tenable.com), our filings with the SEC, our website, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues, and for complying with our disclosure obligations under Regulation FD. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website, in addition to following our SEC filings, our webcasts, press releases, and conference calls. The information we post through these channels is not a part of this Annual Report on Form 10-K. These channels be may updated from time to time on our investor relations website. The contents of any website referred to in this Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
•We may not be able to continue to scale our business quickly enough to meet our customers’ growing needs.
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
•We have incorporated and may in the future further incorporate generative and other types of AI processes, algorithms, and technologies into certain of our products and services. This technology is new and developing, and may generate output that is inaccurate or flawed or may not achieve market acceptance, which could result in operational, financial, regulatory, and reputational harm and other adverse consequences to our business.
•Our future quarterly results of operations are likely to fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
•Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding the number of IT assets or IP addresses under their subscriptions. Any decline in our customer renewals, terminations or failure to convince our customers to expand their use of our subscription offerings would harm our business, results of operations, and financial condition.
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
We have historically incurred net losses, including net losses of $36.3 million, $78.3 million and $92.2 million in 2024, 2023 and 2022, respectively. At December 31, 2024, we had an accumulated deficit of $861.3 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations.
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
From 2023 to 2024, our revenue grew from $798.7 million to $900.0 million, representing year over year growth of 13%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding the number of IT assets or IP addresses under their subscriptions. Any decline in our customer renewals, terminations or failure to convince our customers to expand their use of our subscription offerings would harm our business, results of operations, and financial condition.
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
We may not be able to continue scaling our business quickly enough to meet our customers’ growing needs.
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
We sell cybersecurity products and, as a result, may be at increased risk of being a target of cyberattacks designed to penetrate our platform or internal systems, to compromise our data, alter or modify our source code, or to otherwise impede the performance of our products. Threats to information systems and data come from a variety of sources. In addition to computer “hackers,” threat actors, personnel (such as through theft or misuse, or other insider threat listed below), "hacktivists," organized criminal threat actors, sophisticated nation-states and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks. Nation-state actors and nation-state-supported actors may engage in such attacks for geopolitical reasons and in conjunction with military conflicts and defense activities, including the ongoing conflict between Ukraine and Russia, the ongoing conflict in the Middle East, and rising tensions between China and Taiwan. During times of war and other major conflicts, we, third parties upon which we may rely, and our customers may be vulnerable to a heightened risk of these threats, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We, our customers, and the third parties upon which we rely are subject to a variety of evolving threats, which are prevalent, continue to rise, and increasingly difficult to detect. These threats include but are not limited to: social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks); credential harvesting; malicious code (such as viruses and worms); malware (including as a result of advanced persistent threat intrusions); denial-of-service attacks, credential stuffing; insider threats (including due to personnel misconduct, error or malicious activity); ransomware attacks; supply-chain attacks; software bugs; server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures; attacks enhanced or facilitated by artificial intelligence and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be prudent to make extortion payments, but we may be unable to do so if, for example, applicable laws prohibit such payments.
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
Remote work and use of remote devices has increased risks to our information technology systems and data, as more of our personnel utilize network connections, computers and devices outside of our premises or network, including working at home, while in transit and in public locations. Future or past business transactions, such as acquisitions or integrations, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not identified during due diligence of such acquired or integrated entities, and it may be difficult to integrate other companies into our information technology environment and security program.
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
If our third-party service providers or partners experience a security incident or other interruption or cause an extended outage or disruption to our systems, we could experience adverse consequences. It is possible that our customers and potential customers would hold us accountable for any security incident affecting our third-party service providers’ or partners' infrastructure or other interruption caused by our third-party service providers or partners that impacts our infrastructure. We may incur significant liability from those customers and from other third parties with respect to any such incident. Because our agreements with certain third-party service providers, such as AWS and Snowflake, limit their liability for damages, we may not be able to recover a material portion of our liabilities to our customers and third parties arising from issues with such third-party service providers, such as AWS and Snowflake, in the event of an incident affecting the third parties’ systems. Moreover, while we may be entitled to damages from third-party service providers if they fail to satisfy their privacy or security-related obligations to us or if they cause a disruption in our infrastructure, any award may be insufficient to cover our damages, or we may be unable to recover such reward. In addition, supply-chain attacks have increased in frequency and severity and there have been high-profile incidents of third-party service providers causing widespread disruptions in their customers' infrastructures due to errors in their SaaS offerings, such as the Windows outage caused by a flawed CrowdStrike software update that occurred in July 2024. We cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that errors by our third-party service providers won’t cause disruptions in our infrastructure.
We have experienced, and may in the future experience, disruptions, outages, other performance problems and security threats due to a variety of factors, including infrastructure changes, deliberate or unintentional human actions (including by third parties), software defects and configuration errors, capacity constraints, fraud or security incidents. We take steps designed to detect, mitigate and remediate vulnerabilities and defects and configuration errors in our information technology systems (such as our hardware and software, including that of third parties upon which we rely) and in our software applications, products and services. We may not, however, be able to detect and remediate all such vulnerabilities, defects or configuration errors on a timely basis. For example, we have identified certain vulnerabilities in our information systems and software applications, and we take steps designed to mitigate the risks associated with known vulnerabilities. Despite our efforts, there can be no assurance that these vulnerability, defect and configuration error mitigation measures will be completely effective. Further, we may experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities, defects or configuration errors. Additionally, as part of our business operations, employees and authorized personnel, or insiders, access our systems, applications, and data, including through the use of mobile devices, including personally-owned devices. Our business may be adversely affected if insiders cause cybersecurity incidents such as data breaches, intellectual property theft, ransom demands, or operational disruptions. We take steps designed to detect and mitigate insider threats, however, despite our efforts, there can be no assurance that these efforts will be completely effective and we have expended significant resources to prevent, detect and investigate such threats. Additionally, our ability to implement and enforce security measures on employee-owned mobile devices is more limited, which increases the risk of cybersecurity threats.
Any of these or similar threats could cause a security incident or other interruption that can result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our proprietary, confidential, and sensitive information or our information technology systems, or those of the third parties upon whom we rely. For example, we have been the target of unsuccessful phishing attempts in the past and we expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our solutions. In some instances, we or our third-party service providers may not be able to identify the cause or causes of these security incidents or performance problems within an acceptable period of time. If our solutions are unavailable or if our customers are unable to access features of our solutions within a reasonable amount of time or at all, our business could be adversely affected. In addition, if we or any of the third-party providers we use were to experience or cause a significant or prolonged outage or security incident, our business could be adversely affected. We may expend significant resources or modify our business activities to try to protect against or recover from security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and proprietary, confidential, and sensitive information, including personal data.
Data protection requirements may also require us or we may voluntarily choose to notify relevant stakeholders of security incidents, including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies and others, or take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or failure to comply with such applicable requirements could lead to adverse consequences.
Additionally, even if we have issued or otherwise made patches or information for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident.
If we, our customers, or a third party upon which we rely, experience or cause a security incident or other interruption, or are perceived to have experienced or caused a security incident or other interruption, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting obligations and/or oversight; restrictions on processing information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions of our operations (including availability of data); financial loss (including by issuing credits to our customers); diversion of management attention; and other similar harm. Security incidents or other disruptions and attendant material consequences may cause customers to stop using our solutions (including by not renewing their purchases of our solutions), deter new customers from using our solutions, and negatively impact our ability to grow and operate our business.
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
In addition, we face unique risks as a SaaS company that sells products and services that involve protecting the information systems of our customers. If our solutions fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, including for remote devices, or if our solutions fail to identify new and increasingly complex methods of cyberattacks, our business may suffer and our customers' businesses may be damaged, including by interrupting their networking traffic or operational technology environments. Furthermore, a security incident could heighten the impact of these material adverse consequences because of the nature of our business and expectations of our customers. There is no guarantee that our solutions will detect all vulnerabilities or threats in our customers' systems, especially in light of the rapidly changing security landscape to which we must respond. Additionally, our solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, our solutions rely on information provided by an active community of users who contribute information about new exploits, attacks and vulnerabilities. If the information from these third parties is inaccurate, the potential for false indications of vulnerabilities or threats increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings. Additionally, our business depends upon the appropriate and successful implementation of our product by our customers. If our customers fail to use our solutions according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities.

The reliability and continuous availability of our solutions is critical to our success. We have experienced errors or defects in the past in connection with the release of new solutions and product upgrades, and we expect that these errors or defects will be found from time to time in the future in new or enhanced solutions after commercial release. For example, on December 31, 2024, we identified Nessus agents versions 10.8.0 and 10.8.1 going offline under certain conditions which impacted the availability of our Vulnerability Management and Security Center solutions for certain customers. Upon discovery of the incident, we developed and released a version 10.8.2 of our Nessus agent on January 2, 2025, which enabled affected customers to resolve the issue. Although the financial impacts of this incident have not been significant, similar incidents in the future could result in costs associated with service-level credits and loss of customer trust, which could have a material adverse effect on our business and financial performance. In addition, we use third parties to assist in the development of our products and these third parties could be a source of errors or defects. Some defects may cause our solutions to be vulnerable to attacks, cause them to fail to detect vulnerabilities, or temporarily interrupt customers’ networking traffic or operational technology environments, any of which may damage our customers’ business and could hurt our reputation.
As a result of any of the risks associated with our SaaS business, we may experience material adverse consequences. We may also be subject to liability claims for damages related to errors or defects in our solutions.
We have incorporated and may in the future further incorporate generative and other types of AI processes, algorithms, and technologies into certain of our products and services. This technology is new and developing, and may generate output that is inaccurate or flawed or may not achieve market acceptance, which could result in operational, financial, regulatory, and reputational harm and other adverse consequences to our business.
We have incorporated and may in the future further incorporate AI features in certain of our products and services, including ExposureAI and Tenable AI Assistant. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns and risks, including various privacy and security risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time. The technologies underpinning these features are in the early stages of commercial use and exist in an emerging regulatory environment, which presents regulatory, litigation, ethical, reputational, operational and financial risks. AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets. Additionally, if we do not have adequate rights to utilize the data or other materials and content that our AI technologies depend on, we may face legal consequences for violating applicable laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party.
Uncertainty in the legal regulatory regime relating to AI and emerging ethical issues surrounding the use of AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Existing laws and regulations may apply to us or our suppliers, vendors, partners and customers in new ways, and new laws and regulations may be instituted. Many U.S. and international governmental bodies and regulators have proposed, enacted or are in the process of developing, new regulations related to the use of AI and machine learning technologies. For example, the European Union authorities recently adopted a legal framework on AI regulation, the Artificial Intelligence Act, which applies beyond the European Union’s borders and establishes obligations for AI providers and those deploying AI systems. Other jurisdictions may adopt similar or potentially more restrictive laws, which may render the use of such technologies challenging. The final form of these may impose obligations related to our development, offering and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation.
Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model. Additionally, where an AI model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.
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
We utilize data centers located in North America, Europe and Asia to operate and maintain certain elements of our own network infrastructure. Some elements of this complex system are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. For example, Tenable One is hosted on AWS which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, particularly AWS, whether due to system failures, computer viruses or cyber threats, physical or electronic break-ins or other factors, could affect the security or availability of our solutions, network infrastructure and website.
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
We are subject to stringent and changing laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security. Our failure, or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy security laws, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or collectively, the CCPA, imposes obligations on covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal data. The CCPA applies to personal data of consumers, business representatives and employees who are California residents and provides for fines for noncompliance (up to $7,500 per intentional violations. Further, the CCPA allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties with whom we work, and our customers.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
Additionally, under various privacy laws and other obligations, we may be required to provide certain notices and obtain consents to process certain types of personal data. For example, some of our data processing practices may be challenged including in relation to our use of chatbot and session replay providers. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. Violations of these obligations carry significant potential consequences. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on processing, as well as fines of up to €20 million or 4% of the annual global revenue, whichever is greater. In addition, new EU and UK regulations or legislative actions regarding data privacy and security (together with applicable industry standards) may be proposed or enacted, such as the EU's Digital Operational Resilience Act and its second Network and Information Security Directive, which may increase our costs of doing business, and non-compliance with such laws and regulations, as applicable to us, may lead to significant administrative fines. We have an internal data privacy function that oversees and supervises our compliance with data privacy laws, including EU and UK data protection regulations but, despite our efforts, we may fail, or be perceived to have failed, to comply. Canada's Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, Canada's Anti-Spam Legislation, or CASL, and Brazil's General Data Protection Law (Law No. 13,709/2018), or Lei Geral de Proteção de Dados Pessaois, or LGPD, may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. Additionally, we also target customers in Asia and may be subject to new and emerging data privacy regimes in Asia, including China's Personal Information Protection Law, Japan's Act on the Protection of Personal Information, and Singapore's Personal Data Protection Act.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. For example, some European regulators have significantly restricted some companies from transferring certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
We have published privacy policies, marketing materials, whitepapers, and other statements, such statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, security, and artificial intelligence. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We typically use a two-tiered, channel model whereby we sell our products and services to our distributors, who in turn sell to our resellers, who then sell to our end users, who we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In 2024, 2023 and 2022, we derived 94%, 93% and 92%, respectively, of our revenue from sales through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, Inc., a distributor, accounted for 34%, 36% and 38% of our revenue in 2024, 2023 and 2022, respectively, and 29% of our accounts receivable at December 31, 2024 and 32% at December 31, 2023. Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement in their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or as a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of economic uncertainty, legal or regulatory actions, such as government investigations or law enforcement activities, impacting their business, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.
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
Some of our revenue is derived from contracts with U.S. government entities, as well as subcontracts with higher-tier contractors and customers who receive government funding. As a result, we are subject to federal contracting regulations, including the Federal Acquisition Regulation, or the FAR. Under the FAR, certain types of contracts require pricing that is based on estimated direct and indirect costs, which are subject to change. The new U.S. presidential administration’s commitment to reduce government spending, may impact availability of funding for U.S. government customers, generally, as well as eliminate departments and/or personnel who rely on our products which could adversely affect our business and financial performance.
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

Any such termination, adjustment, sanction, debarment or suspension could have an adverse effect on our business. Moreover, as a U.S. government contractor, we maintain plans to ensure compliance with nondiscrimination and regulatory requirements for qualified employees on the basis of gender, race, disability and veteran status. Consequently, we may be subject to executive orders and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans. Any required elimination or modification of such plans in response to new executive orders could pose challenges in hiring or retaining employees and may lead to other adverse operational impacts. Failure to comply with these requirements could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments or suspension or debarment from eligibility from future U.S. government contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to solely private sector commercial companies.
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 46% and 45% of our revenue in 2024 and 2023, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
•costs of compliance with U.S. laws and regulations for foreign operations, including the FCPA, import and export control laws, tariffs imposed by the United States or other governments on our solutions, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell or provide our solutions in certain foreign markets, and the risks and costs of non-compliance;
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
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team and our highly skilled team members, including our sales personnel, professional services personnel and software engineers. We do not maintain key person insurance on any of our executive officers or key employees. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of any of our senior management or key employees, including the recent passing of our former CEO, Mr. Yoran, could adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.
As previously announced, our Board of Directors is conducting a process to identify a new Chief Executive Officer for our company, including internal and external candidates. Although we intend to navigate this transition effectively, the uncertainty during the transition period may interrupt operations, impact relationships with partners and customers and increase the risks of employee departures, which may also result in the loss of institutional or technical knowledge, all of which may adversely affect our business.
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
We have acquired products, technologies and businesses from other parties, such as our acquisition of Vulcan Cyber Ltd., or Vulcan Cyber, which we announced in January 2025, our June 2024 acquisition of Eureka Security, Inc., or Eureka, and our October 2023 acquisition of Ermetic, Ltd., or Ermetic, and we expect to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions involve many risks, including the following:
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

In addition, Vulcan Cyber, Eureka and Ermetic and other companies we have acquired principally operate in Israel and the Regional conflict in the Middle East may also have the effect of heightening the risks identified above.
We are subject to risks associated with our investments in private companies, including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results.
We have invested, and may continue to invest, in private companies where we do not have the ability to exercise significant influence over results. Investments in private companies are inherently risky. The companies in which we invest are early stage private companies focused on cybersecurity innovation, and such companies may still be developing technologies or products with limited cash to support the development, marketing and sales of their technologies or products. These companies may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional private financing to fund their operations, or their technologies, services, or products may not be successfully developed or introduced to the market. If any company in which we invest fails, we could lose all or part of our investment in that company. In addition, if we determine that any of our investments in such companies have experienced a decline in value, we will recognize an expense to adjust the carrying value to its estimated fair value. For example, in 2023 we recognized $5.6 million of impairment loss related to our investments. Negative changes in the estimated fair value of our investments in private companies could have an adverse effect on our results of operations and financial condition.
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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our product, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Our current Credit Agreement includes, and we expect that any future agreements governing our indebtedness will include, restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Weakness and volatility in the capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, or to repay our outstanding senior secured credit facility, or Term Loan, when it matures, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. We may not be able to refinance our debt, or any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations. Our ability to implement successfully any such alternative financing plans will depend on a range of factors, including general economic conditions, the level of activity in capital markets generally, and the terms of our various debt instruments then in effect.
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

The indebtedness under our Credit Agreement is at variable rates of interest, which exposes us to interest rate risk. If interest rates increase, the debt service obligations on such indebtedness would increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, as a result of an amendment to our Credit Agreement, certain of the variable rate indebtedness extended to us uses the Secured Overnight Financing Rate, or SOFR, as a benchmark for establishing the interest rate. While we will continue to use SOFR, other factors may impact SOFR including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate(s). These consequences are not entirely predictable and could have an adverse impact on our financing costs, returns on investments, valuation of derivative contracts and our financial results.
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
For example, a number of climate disclosure regulations have been enacted, including the Corporate Sustainability Reporting Directive and the State of California's climate disclosure legislation, and other entities, including the SEC, may enact additional climate disclosure requirements. These rules may require disclosure on climate-related risks, risk management, governance and targets, and will require the company to calculate and disclose greenhouse gas emissions data and obtain assurance reports on these disclosures. Ongoing compliance with these regulations is expected to be challenging and will heighten the compliance risks identified above. Additionally, our failure or perceived failure to comply with these disclosure requirements could lead to regulatory investigations, litigation, reputational harm, and other adverse business consequences.
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
The global economy, including credit and financial markets, recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, interest rate fluctuations and uncertainty about economic stability. For example, in recent years the high rates of inflation, high interest rates and concerns about an economic recession in the United States or other major markets resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. In 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. While the Federal Reserve decreased interest rates in 2024, interest rates remain high and the Federal Reserve is not expected to significantly decrease interest rates in the immediate future. Higher interest rates, coupled with reduced government spending and volatility in financial markets, including with respect to foreign exchange, may increase economic uncertainty and affect consumer spending. For example, during periods with a relatively strong U.S. dollar, our products are more expensive for existing and prospective international customers, which has impacted, and could in the future impact, the budgets and purchasing decisions of certain of our existing and prospective international customers.
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
At December 31, 2024, we had 47 issued patents and 22 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable” and “Nessus,” and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software, we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
•new or proposed laws or regulations or new interpretations of existing laws or regulations applicable to our business, including changes to the U.S. corporate income tax rate and capital gains tax rates;
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
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. The issuance of additional regulatory or accounting guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. Furthermore, the Organization for Economic Co-operation and Development, or OECD, is leading work on proposals, commonly referred to as “BEPS 2.0”, which, to the extent enacted, will make changes to the international tax system. These proposals are based on two “pillars”, involving the allocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future), referred to as Pillar One, and imposing a minimum effective tax rate on certain multinational enterprises, referred to as Pillar Two. A number of countries in which we operate have enacted, or are planning to enact, core elements of the Pillar Two rules. The OECD has issued administrative guidance providing transition and safe harbor rules in relation to the implementation of Pillar Two. We are monitoring minimum revenue threshold requirements and developments and evaluating the potential impacts of these rules, including on our effective tax rates and considering our eligibility to qualify for the available safe harbor rules. Any of the foregoing could increase our tax obligations and require us to incur additional material costs to ensure compliance with any such rules in the countries where we do business.
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
At December 31, 2024 we had U.S. federal, state and foreign net operating loss carryforwards, or NOLs, of $353.9 million, $239.3 million, and $468.6 million, respectively, available to offset future taxable income, some of which will begin to expire in 2030. A lack of future taxable income would adversely affect our ability to utilize certain of our NOLs before they expire. Under current law, Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such federal NOLs in a taxable year is limited to 80% of taxable income in such year. Certain foreign jurisdictions have annual limitations on the use of NOLs.
In addition, under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 and 383 of the Internal Revenue Code impose limitations on a company’s ability to use its NOLs and other tax assets to offset its taxable income if one or more stockholders or groups of stockholders that each own at least 5% of the company’s stock increase their aggregate ownership (by value) by more than 50 percentage points over their lowest ownership percentages within a rolling three-year period. Similar rules may apply under state and foreign tax laws. Based upon an analysis at December 31, 2024, we do not expect these limitations to materially impair our ability to use our NOLs and other tax assets prior to expiration. However, if changes in our ownership occurred after such date, or occur in the future, our ability to use our NOLs and other tax assets may be limited. Subsequent statutory or regulatory changes in respect of the utilization of NOLs and other tax assets for federal, state or foreign purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax assets, even if we achieve profitability.
We are obligated to maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose significant changes made in our internal control procedures on a quarterly basis.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Tenable recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data and our exposure management solutions. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, critical data (including without limitation intellectual property, confidential information that is proprietary, strategic or competitive, customer vulnerability data, and information systems data), and exposure management solutions.
Our Information Security function is overseen by our Chief Security Officer, or CSO, and is supported by our Chief Information Officer, Chief Product Officer and Product Engineering Team Leads, Chief Legal Officer, or CLO, and Head of Global Privacy. Our Information Security function is responsible for identifying, assessing and managing cybersecurity threats and risks and works to monitor and evaluate our threat environment and risk profile using various methods. These methods include conducting vulnerability assessments and threat assessments in certain environments for internal and external threats, scanning certain threat environments, analyzing certain reports of threats and actors, conducting internal audits for certain systems, evaluating our and our industry’s risk profile, coordinating with law enforcement concerning select threats, and engaging with third-party service providers to conduct external audits, threat assessments for certain systems, provide intelligence feeds, and conduct red/blue team testing and tabletop incident response exercises.
We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data depending on the environment. This includes maintaining an incident response plan, vulnerability management policy, and disaster recovery and business continuity plans, conducting risk assessments for certain environments, implementing certain security standards and certifications for certain products and systems, encrypting certain data in transit and at rest, controlling data access in certain environments, using multiple security controls in certain environments, segregating certain data, monitoring certain systems, performing regular security assessments for certain systems, training employees, maintaining cybersecurity insurance, maintaining dedicated cybersecurity staff, and conducting internal and external penetration tests.
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
We use third-party service providers to assist us from time to time in identifying, assessing, and managing material risks from cybersecurity threats, including for example cybersecurity consultants and software providers, managed cybersecurity service providers, threat intelligence service providers, forensic investigators, penetration testing firms, dark web monitoring services, and professional services firms, including legal counsel and auditors. By partnering with these specialized providers, we can leverage their insights and expertise to continue to refine our cybersecurity strategies and processes.
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
Our CSO is responsible for implementing and maintaining our cybersecurity risk assessment and management processes. Our CSO has over 25 years of experience in cybersecurity, including serving as a chief security and strategy officer at another company as well as serving over 20 years conducting offensive and defensive cyber operations within the intelligence community and US Cyber Command. Our CSO oversees and maintains our information security management framework and is responsible for defining and implementing our information security strategy, hiring appropriate personnel, communicating key cybersecurity priorities to relevant personnel, and managing cybersecurity budgets and cybersecurity processes.
Our CSO seeks to regularly obtain information about relevant developments in cybersecurity, including potential threats and risk management techniques to help shape our approach to preventing, detecting, mitigating, and remediating cybersecurity threats. Our CSO is also responsible for implementing and overseeing processes for regularly monitoring our information systems and data, including the conducting of periodic audits of certain systems to identify potential vulnerabilities. The CSO reports directly to our Co-Chief Executive Officer and Chief Operating Officer and provides regular updates to our Co-Chief Executive Officer and Chief Financial Officer and CLO on certain cybersecurity risks and incidents.
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
Holders of Record
At December 31, 2024, we had 19 holders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
A summary of stock repurchases during the three months ended December 31, 2024 is presented below:

(in thousands, except for per share data)	Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan(1)
Shares purchased October 1, 2024 to October 31, 2024	—	$—	—	$235,075
Shares purchased November 1, 2024 to November 30, 2024	728	41.19	728	205,088
Shares purchased December 1, 2024 to December 31, 2024	474	42.19	474	185,089
	1,202	$41.59
(1)    In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In October 2024, our Board of Directors increased the repurchase authorization by $200 million. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions, or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the Securities and Exchange Commission. The authorization has no expiration date.
Item 6.        Reserved

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
Overview
We are a leading provider of exposure management solutions. Exposure management is the evolution of vulnerability management, advancing risk assessment and prioritization across the entire attack surface – from IT infrastructure to cloud environments to critical infrastructure. Tenable unifies security visibility, insight and action across this attack surface, equipping modern organizations to expose and close the cybersecurity gaps that erode business value, reputation and trust.
Tenable One is an AI-powered exposure management platform that gives enterprises a single, unified view of risk across all types of assets and attack pathways. The platform combines broad, industry-leading vulnerability coverage, spanning IT assets, cloud resources, containers, web apps and identity systems. Tenable One builds on the speed and breadth of vulnerability coverage from our research team of cybersecurity and data science experts, or Tenable Research, and adds aggregated exposure view analytics, guidance on mitigating attack pathways and a centralized asset inventory. It leverages AI, and machine learning, or ML, rapidly analyzing and interpreting vast data sets to pinpoint priority weaknesses and high-risk attack paths, deliver recommendations and automate routine tasks.
Tenable One integrates Tenable Vulnerability Management, Tenable Cloud Security, Tenable Identity Exposure, Tenable Web App Scanning, Tenable Lumin Exposure View, Tenable Attack Surface Management, Tenable Security Center and Tenable OT Security. Our products, including Nessus are also offered on a standalone basis.
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

Financial Highlights
Below are our key financial results:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenue	$900,021	$798,710	$683,191
Loss from operations	(6,856)	(52,160)	(67,815)
Net loss	(36,301)	(78,284)	(92,222)
Net loss per share, basic and diluted	(0.31)	(0.68)	(0.83)
Net cash provided by operating activities	217,476	149,855	131,151
Purchases of property and equipment	(4,247)	(1,704)	(9,359)
Capitalized software development costs	(6,451)	(7,052)	(9,789)
Recurring revenue, which includes revenue from subscription arrangements for software (both recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 96% of revenue in 2024 and 95% of revenue in 2023 and 2022.
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
Calculated current billings may vary from period-to-period for a number of reasons, and therefore has a number of limitations as a quarter-to-quarter or year-over-year comparative measure. Calculated current billings in any one period may be impacted by the timing and amount of new sales transactions, the timing and amount of renewal transactions, including early renewals, the mix of the amount of subscriptions and perpetual licenses and the timing of billing professional services, as well as the timing and amount of multi-year prepaid contracts, all of which could favorably or unfavorably impact quarter-to-quarter and year-over-year comparisons. For example, an increasing number of large sales transactions, for which the timing has and will continue to vary, may occur in quarters subsequent to or in advance of those that we anticipate. Additionally, our calculation of calculated current billings may be different from other companies that report similar financial measures. Because of these and other limitations, you should consider calculated current billings along with revenue and our other GAAP financial results.

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$900,021	$798,710	$683,191
Deferred revenue (current), end of period	650,372	580,779	502,115
Deferred revenue (current), beginning of period(1)	(580,887)	(506,192)	(408,443)
Calculated current billings	$969,506	$873,297	$776,863
_______________
(1)    Deferred revenue (current), beginning of period for 2024, 2023 and 2022 includes $0.1 million, $4.1 million and $0.9 million, respectively, related to acquired deferred revenue.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$217,476	$149,855	$131,151
Purchases of property and equipment	(4,247)	(1,704)	(9,359)
Capitalized software development costs	(6,451)	(7,052)	(9,789)
Free cash flow	$206,778	$141,099	$112,003
Free cash flow for the periods presented was impacted by:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for interest and other financing costs(1)	$(30,977)	$(34,323)	$(16,047)
Employee stock purchase plan activity	(1,016)	1,077	837
Acquisition-related expenses	(1,496)	(9,336)	(2,655)
Restructuring	(5,911)	—	—
Costs related to intra-entity asset transfers	—	—	(838)
Tax payment on intra-entity asset transfers(1)	(1,232)	—	(2,697)

_______________
(1)    The tax payment on intra-entity asset transfer in 2024 includes $0.3 million of interest that is included in cash paid for interest and other financing costs.
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

	Year Ended December 31,
	2024	2023	2022
Number of new enterprise platform customers added in period(1)	1,689	1,788	2,078
_______________
(1)    The number of new enterprise platform customers added in 2023 includes 104 legacy customers of Ermetic, Ltd. ("Ermetic").

	December 31,
	2024	2023	2022
Number of customers with $100,000 and greater in annual contract value at end of period	1,988	1,721	1,420
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	December 31,
(in thousands)	2024	2023	2022
Dollar-based net expansion rate	108%	111%	117%
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Loss from operations	$(6,856)	$(52,160)	$(67,815)
Stock-based compensation	163,515	145,327	120,633
Acquisition-related expenses	1,932	9,472	2,642
Restructuring	6,070	4,499	—
Costs related to intra-entity asset transfer(1)	—	—	838
Amortization of acquired intangible assets	19,457	13,859	11,372
Non-GAAP income from operations	$184,118	$120,997	$67,670

Operating margin	(1)%	(7)%	(10)%
Non-GAAP operating margin	20%	15%	10%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Year Ended December 31,
(in thousands, except for per share amounts)	2024	2023	2022
Net loss	$(36,301)	$(78,284)	$(92,222)
Stock-based compensation	163,515	145,327	120,633
Tax impact of stock-based compensation(1)	2,845	2,017	2,103
Acquisition-related expenses(2)	1,932	9,472	2,642
Restructuring(2)	6,070	4,499	—
Costs related to intra-entity asset transfer(3)	—	—	838
Amortization of acquired intangible assets(4)	19,457	13,859	11,372
Tax impact of acquisitions(5)	(161)	265	(3,703)
Tax impact of intra-entity asset transfers(6)	1,232	—	2,652
Non-GAAP net income	$158,589	$97,155	$44,315

Net loss per share, diluted	$(0.31)	$(0.68)	$(0.83)
Stock-based compensation	1.38	1.25	1.08
Tax impact of stock-based compensation(1)	0.03	0.02	0.02
Acquisition-related expenses(2)	0.02	0.08	0.02
Restructuring(2)	0.05	0.04	—
Costs related to intra-entity asset transfer(3)	—	—	0.01
Amortization of acquired intangible assets(4)	0.16	0.11	0.10
Tax impact of acquisitions(5)	—	—	(0.03)
Tax impact of intra-entity asset transfers(6)	0.01	—	0.03
Adjustment to diluted earnings per share(7)	(0.05)	(0.02)	(0.02)
Non-GAAP earnings per share, diluted	$1.29	$0.80	$0.38

Weighted-average shares used to compute GAAP net loss per share, diluted	118,789	115,408	111,321

Weighted-average shares used to compute non-GAAP earnings per share, diluted	123,370	120,714	117,534
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
(5)    The tax impact of acquisitions in 2024 includes the deferred tax benefits of the 2021 Alsid acquisition. The tax impact of acquisitions in 2023 includes the deferred tax benefits of the Alsid acquisition and a reversal of deferred tax expense related to indefinite-lived intangible assets. The tax impact of acquisitions in 2022 includes a deferred tax benefit of $1.2 million related to Alsid and reversal of the $2.5 million income tax benefit recognized for GAAP purposes related to the partial release of our valuation allowance associated with the Bit Discovery acquisition.
(6)    The tax impact of the intra-entity transfer in 2024 is additional tax incurred related to the 2021 internal restructuring of Indegy. The tax impact of the intra-entity transfer in 2022 is related to current tax expense based on the applicable Israeli tax rates resulting from our internal restructuring of Cymptom.
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
Our perpetual licenses are generally sold with one or more years of maintenance that include ongoing software updates to identify the latest cybersecurity vulnerabilities, which provide critical utility to the software. We recognize perpetual license revenue over a five-year estimated economic life of the expected customer contract.
Professional services and other revenue is primarily comprised of advisory services and training related to the deployment and optimization of our products. These services do not result in significant customization of our products. Professional services and other revenue is recognized as the services are performed.
We have historically experienced, and expect in the future to experience, seasonality in entering into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the third and fourth quarters of the year. The increase in customer agreements in the third quarter is primarily attributable to U.S. government and related agencies, and the increase in the fourth quarter is primarily attributable to large enterprise account buying patterns typical in the software industry. The ratable nature of our subscription revenue makes this seasonality less apparent in our overall financial results. We expect longer purchasing and approval phases of our sales cycle to continue in 2025.
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
We intend to continue to make investments in our sales and marketing teams to increase revenue, further penetrate the market and expand our global customer base. We expect our sales and marketing expense to increase in absolute dollars annually and to be our largest operating expense category for the foreseeable future. However, as our revenue increases, we expect our sales and marketing expense to decrease as a percentage of our revenue in 2025 and over the long term. Our sales and marketing expense may fluctuate from period to period due to the timing and extent of these expenses, including sales commissions, which may fluctuate depending on the mix of sales and related expense recognition.
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
We expect our general and administrative expense to continue to increase in absolute dollars and decrease as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period due to the timing and extent of these expenses. We expect general and administrative expenses in Q1 2025 to increase sequentially, primarily due to termination benefits, including cash compensation and accelerated equity award vesting, related to the passing of our Chairman and Chief Executive Officer.

Restructuring
Restructuring expenses consist of non-ordinary course severance, employee related benefits and other charges to reorganize business operations.
Interest Income, Interest Expense and Other Expense, Net
Interest income consists of income earned on cash and cash equivalents and short-term investments. Interest expense consists primarily of interest expense in connection with our Term Loan, unused commitment fees on our senior secured revolving credit facility, or Revolving Credit Facility, and letter of credit fees. Other expense, net consists primarily of foreign currency remeasurement and transaction gains and losses and any realized and unrealized gains and losses, including impairment losses and gains related to our non-marketable investments.
Provision for Income Taxes
Provision for income taxes consists of income taxes in all jurisdictions in which we conduct business and the related withholding taxes on sales with customers. We have recorded deferred tax assets for which a full valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$900,021	$798,710	$683,191
Cost of revenue(1)	199,668	183,577	154,789
Gross profit	700,353	615,133	528,402
Operating expenses:
Sales and marketing(1)	395,385	393,450	349,430
Research and development(1)	181,624	153,163	143,560
General and administrative(1)	124,130	116,181	103,227
Restructuring	6,070	4,499	—
Total operating expenses	707,209	667,293	596,217
Loss from operations	(6,856)	(52,160)	(67,815)
Interest income	23,325	24,700	6,284
Interest expense	(31,920)	(31,339)	(19,001)
Other expense, net	(3,435)	(8,602)	(4,757)
Loss before income taxes	(18,886)	(67,401)	(85,289)
Provision for income taxes	17,415	10,883	6,933
Net loss	$(36,301)	$(78,284)	$(92,222)
_______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of revenue	$12,677	$11,247	$8,369
Sales and marketing	62,727	61,322	49,383
Research and development	47,656	37,225	31,499
General and administrative	40,455	35,533	31,382
Total stock-based compensation expense	$163,515	$145,327	$120,633
Comparison of 2024 and 2023
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Subscription revenue	$824,659	$725,013	$99,646	14%
Perpetual license and maintenance revenue	47,774	48,729	(955)	(2)%
Professional services and other revenue	27,588	24,968	2,620	10%
Revenue	$900,021	$798,710	$101,311	13%
The increase in revenue of $101.3 million included $101.1 million from existing customers as of January 1, 2024 and $0.2 million from new customers. U.S. revenue increased $44.0 million, or 10%. International revenue increased $57.3 million, or 16%.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Cost of revenue	$199,668	$183,577	$16,091	9%
Gross profit	700,353	615,133	85,220	14%
Gross margin	78%	77%
The increase in cost of revenue of $16.1 million was primarily due to:
•a $5.6 million increase in amortization of acquired intangible assets;
•a $3.5 million increase in third-party cloud infrastructure costs;
•a $2.2 million increase in professional fees;
•a $1.7 million increase in personnel costs, including a $1.4 million increase in stock-based compensation;
•a $1.1 million increase in depreciation and amortization;
•a $0.8 million increase in allocated overhead expenses; and
•a $0.8 million increase in subscription costs.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Sales and marketing	$395,385	$393,450	$1,935	—%
The increase in sales and marketing expense of $1.9 million was primarily due to:
•a $4.7 million increase in sales commissions;
•a $2.8 million increase in allocated overhead expenses;
•a $2.2 million increase in expenses for demand generation programs, including advertising, sponsorships, and brand awareness efforts; and
•a $0.2 million increase in selling expenses, including travel and meeting costs and software subscription costs; partially offset by
•a $7.6 million decrease in personnel costs, net of a $1.4 million increase in stock-based compensation; and
•a $0.4 million decrease in depreciation expense.
Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Research and development	$181,624	$153,163	$28,461	19%
The increase in research and development expense of $28.5 million was primarily due to:
•a $21.3 million increase in personnel costs, largely associated with an increase in headcount, including a $10.4 million increase in stock-based compensation;
•a $2.9 million increase in allocated overhead expenses;
•a $1.7 million increase in third-party cloud infrastructure costs;
•a $0.8 million decrease in tax credits;
•a $0.6 million increase in travel and meeting costs; and

•a $0.5 million increase in software subscriptions.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
General and administrative	$124,130	$116,181	$7,949	7%
The increase in general and administrative expense of $7.9 million was primarily due to:
•an $8.6 million increase in personnel costs, largely associated with an increase in headcount, including a $4.9 million increase in stock-based compensation;
•a $5.1 million increase in professional fees; and
•a $0.9 million increase in software subscriptions; partially offset by
•a $4.2 million decrease in acquisition-related expenses; and
•a $2.6 million decrease in allocated overhead expenses.
Restructuring

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Restructuring	$6,070	$4,499	$1,571	35%
The increase in restructuring of $1.6 million was due to a $4.5 million non-cash impairment of leasehold improvements and furniture and fixtures that was recorded in connection with the sublease of a portion of our headquarters in 2024, net of a decrease of $2.9 million in non-ordinary course severance and employee-related benefits.
Interest Income, Interest Expense and Other Expense, Net

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Interest income	$23,325	$24,700	$(1,375)	(6)%
Interest expense	(31,920)	(31,339)	(581)	2%
Other expense, net	(3,435)	(8,602)	5,167	(60)%
The $1.4 million decrease in interest income was primarily due to lower interest rates on our cash and cash equivalents and short-term investments. The $0.6 million increase in interest expense was primarily due to an increase in the variable rate of our Term Loan. The $5.2 million decrease in other expense, net was primarily due to $5.6 million of impairment losses on our simple agreements for future equity, or SAFE, investments in 2023 and a $1.5 million gain on the conversion of a SAFE investment to an investment in preferred stock in 2024, partially offset by a $1.9 million increase in foreign exchange losses.
Provision for Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	($)	(%)
Provision for income taxes	$17,415	$10,883	$6,532	60%
In 2024, the provision for income taxes included:
•$6.9 million of discrete expenses primarily related to withholding taxes on sales to customers;

•$6.2 million of income taxes in foreign jurisdictions in which we conduct business;
•$3.3 million related to Base Erosion and Anti-Abuse Tax, or BEAT; and
•$1.2 million of additional tax incurred related to the 2021 restructuring of Indegy; partially offset by
•$0.2 million of deferred tax benefits related to the Alsid acquisition.
In 2023, the provision for income taxes included:
•$5.8 million of income taxes in foreign jurisdictions in which we conduct business; and
•$5.3 million of discrete expenses primarily related to withholding taxes on sales to customers; partially offset by
•$0.2 million of deferred tax benefits related to the Alsid acquisition.
Comparison of 2023 and 2022
For a discussion of our consolidated results for 2023 compared to 2022, see our Annual Report on Form 10-K filed with the SEC on February 28, 2024.
Liquidity and Capital Resources
At December 31, 2024, we had $328.6 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $248.5 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate and Yankee bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $861.3 million at December 31, 2024.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At December 31, 2024, we had deferred revenue of $833.2 million, of which $650.4 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, acquiring complementary businesses and technology and repurchasing shares of our common stock. We paid $29.2 million, $243.3 million and $66.8 million to acquire businesses in 2024, 2023 and 2022, respectively. In February 2025, we acquired Vulcan Cyber Ltd., or Vulcan Cyber, for approximately $148 million in cash and $2 million of restricted stock units (RSUs) that vest over a future period. We expect to enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights, in the future.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in 2024, 2023 and 2022, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Stock Repurchase Plan
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In October 2024, our Board of Directors increased the repurchase authorization by $200 million. Since the inception of the repurchase program and through December 31, 2024, we have purchased a total of 2.7 million shares for $114.9 million.
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
From January to December 2024, interest rates on our Term Loan have been between 7.44% and 8.22%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At December 31, 2024, our first lien net leverage ratio was 0.86.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of our Revolving Credit Facility. At December 31, 2024, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$217,476	$149,855	$131,151
Net cash used in investing activities	(41,431)	(212,615)	(128,039)
Net cash (used in) provided by financing activities	(79,401)	1,251	23,318
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,129)	(2,225)	(3,835)
Net increase (decrease) in cash and cash equivalents and restricted cash	$91,515	$(63,734)	$22,595
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
From 2023 to 2024, net cash used in investing activities decreased by $171.2 million, primarily due to a decrease in cash paid for acquisitions of $214.1 million, a $3.5 million increase in proceeds from our investments in private companies and a $0.6 million decrease in capitalized software development costs, partially offset by a $43.3 million net decrease in sales of short-term investments, a $2.5 million increase in purchases of property and equipment, and a $1.3 million increase in cash paid for other investments.

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
Financing Activities
From 2023 to 2024, net cash used in financing activities increased by $80.7 million, primarily due to an $85.0 million increase in the repurchase of common stock under our stock repurchase program partially offset by a $4.6 million increase in proceeds from the exercise of stock options.
From 2022 to 2023, net cash provided by financing activities decreased by $22.1 million, primarily due to the repurchase of common stock under our stock repurchase program of $14.9 million and an $8.2 million decrease in proceeds from the exercise of stock options, partially offset by a $1.4 million increase in proceeds from stock issued in connection with our employee stock purchase program.
Contractual Obligations
We have certain contractual obligations for future payments. See Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Microsoft and AWS for cloud services.
At December 31, 2024, we had other non-cancellable purchase obligations of $24.5 million due in the next twelve months and $10.5 million due thereafter. Additionally, we had $8.5 million of unrecognized tax benefits and $1.4 million of asset retirement obligations, the timing of payments for which is uncertain.
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
Perpetual License and Maintenance Revenue
Our perpetual licenses are generally sold with one or more years of maintenance that include ongoing software updates to identify the latest cybersecurity vulnerabilities, which provide critical utility to the software. We recognize perpetual license revenue over a five-year estimated economic life of the expected customer contract.
We have estimated the five-year economic life of perpetual license contracts based on historical contract attrition, expected renewal periods, the lifecycle of the our technology and other factors. While we believe that the estimates we have made are reasonable and appropriate, different assumptions and estimates could impact our financial results.
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
•Fair Value of Common Stock. See Valuations below.
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
Valuations
We use the market price of our common stock at the date of grant as the fair value.
The fair value of the 2018 ESPP purchase rights were estimated on the offering or modification dates based on the following assumptions:

Year Ended December 31,
	2024	2023	2022
Expected term (in years)	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0
Expected volatility	31.9% — 51.4%	46.9% — 58.1%	42.8% — 61.0%
Risk-free interest rate	3.8% — 5.1%	4.8% — 5.4%	0.1% — 3.4%
Expected dividend yield	—	—	—
Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, a non-recurring Level 3 fair value measurement, we make estimates and assumptions, especially with respect to intangible assets such as identified acquired technology and trade names. We generally determine the fair value of acquired technology using the multi-period excess earnings method, a form of the income approach. However, in certain situations we may use the cost approach. Estimates in valuing identifiable intangible assets include, but are not limited to, projected revenue growth rates, obsolescence projections and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill.

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
We record a provision for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, net operating loss carryforwards and tax credit carryforwards. We have elected to treat taxes related to Global Intangible Low Taxed Income, or GILTI, as a period cost. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. We have valuation allowances in all jurisdictions against deferred tax assets net of deferred tax liabilities that will reverse and provide a source of taxable income. Our evaluation of valuation allowances could change in the future and the impact could have a material impact on our financial statements.
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
Recently Issued Accounting Pronouncements
See Note 1 to our consolidated financial statements for more information regarding recently issued accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, including interest rate, foreign currency exchange and inflation risks.
Interest Rate Risk
At December 31, 2024, we had $328.6 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $248.5 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. treasury and agency securities and corporate and Yankee bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to December 2024, interest rates on our Term Loan have been between 7.44% and 8.22%. In February 2025, our Term Loan had an interest rate of 7.18%. A one percentage point increase in the rate would not have had a material impact on our financial statements.
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
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through December 31, 2024, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tenable Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenable Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition – Identification and Evaluation of Contracts with Non-Standard Terms and Conditions
Description of the Matter
As described in Note 1 to the consolidated financial statements, management enters into certain contracts with customers with non-standard terms and conditions.
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
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tenable Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Tenable Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tenable Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Baltimore, Maryland
February 21, 2025

TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$328,647	$237,132
Short-term investments	248,547	236,840
Accounts receivable (net of allowance for doubtful accounts of $525 and $470 at December 31, 2024 and 2023, respectively)	258,734	220,060
Deferred commissions	51,791	49,559
Prepaid expenses and other current assets	53,026	61,882
Total current assets	940,745	805,473
Property and equipment, net	39,265	45,436
Deferred commissions (net of current portion)	67,914	72,394
Operating lease right-of-use assets	45,139	34,835
Acquired intangible assets, net	94,461	107,017
Goodwill	541,292	518,539
Other assets	13,303	23,177
Total assets	$1,742,119	$1,606,871
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,981	$16,941
Accrued compensation	55,784	66,492
Deferred revenue	650,372	580,779
Operating lease liabilities	6,801	5,971
Other current liabilities	5,154	5,655
Total current liabilities	738,092	675,838
Deferred revenue (net of current portion)	182,815	169,718
Term loan, net of issuance costs (net of current portion)	356,705	359,281
Operating lease liabilities (net of current portion)	56,224	48,058
Other liabilities	8,329	7,632
Total liabilities	1,342,165	1,260,527

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized, 122,371 and 117,504 shares issued at December 31, 2024 and 2023, respectively)	1,224	1,175
Additional paid-in capital	1,374,659	1,185,100
Treasury stock (at cost: 2,673 and 356 shares at December 31, 2024 and 2023, respectively)	(114,911)	(14,934)
Accumulated other comprehensive income	318	38
Accumulated deficit	(861,336)	(825,035)
Total stockholders’ equity	399,954	346,344
Total liabilities and stockholders’ equity	$1,742,119	$1,606,871
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenue	$900,021	$798,710	$683,191
Cost of revenue	199,668	183,577	154,789
Gross profit	700,353	615,133	528,402
Operating expenses:
Sales and marketing	395,385	393,450	349,430
Research and development	181,624	153,163	143,560
General and administrative	124,130	116,181	103,227
Restructuring	6,070	4,499	—
Total operating expenses	707,209	667,293	596,217
Loss from operations	(6,856)	(52,160)	(67,815)
Interest income	23,325	24,700	6,284
Interest expense	(31,920)	(31,339)	(19,001)
Other expense, net	(3,435)	(8,602)	(4,757)
Loss before income taxes	(18,886)	(67,401)	(85,289)
Provision for income taxes	17,415	10,883	6,933
Net loss	$(36,301)	$(78,284)	$(92,222)

Net loss per share, basic and diluted	$(0.31)	$(0.68)	$(0.83)
Weighted-average shares used to compute net loss per share, basic and diluted	118,789	115,408	111,321
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net loss	$(36,301)	$(78,284)	$(92,222)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	280	1,389	(1,045)
Other comprehensive income (loss)	280	1,389	(1,045)
Comprehensive loss	$(36,021)	$(76,895)	$(93,267)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Equity
Balance at December 31, 2021	108,929	$1,089	$869,059	$—	$(306)	$(654,529)	$215,313
Exercise of stock options	1,174	12	11,709	—	—	—	11,721
Vesting of restricted stock units	2,510	25	(25)	—	—	—	—
Issuance of common stock under employee stock purchase plan	443	5	14,786	—	—	—	14,791
Stock-based compensation	—	—	122,308	—	—	—	122,308
Other comprehensive loss	—	—	—	—	(1,045)	—	(1,045)
Net loss	—	—	—	—	—	(92,222)	(92,222)
Balance at December 31, 2022	113,056	1,131	1,017,837	—	(1,351)	(746,751)	270,866
Exercise of stock options	387	4	3,497	—	—	—	3,501
Vesting of restricted stock units	3,153	32	(32)	—	—	—	—
Vesting of performance stock units	91	—	—	—	—	—	—
Issuance of restricted stock awards	311	3	(3)	—	—	—	—
Issuance of common stock under employee stock purchase plan	506	5	16,219	—	—	—	16,224
Purchase of treasury stock	—	—	—	(14,934)	—	—	(14,934)
Fair value of replacement equity attributable to pre-acquisition service	—	—	526	—	—	—	526
Stock-based compensation	—	—	147,056	—	—	—	147,056
Other comprehensive income	—	—	—	—	1,389	—	1,389
Net loss	—	—	—	—	—	(78,284)	(78,284)
Balance at December 31, 2023	117,504	1,175	1,185,100	(14,934)	38	(825,035)	346,344
Exercise of stock options	1,044	11	8,053	—	—	—	8,064
Vesting of restricted stock units	3,217	32	(32)	—	—	—	—
Vesting of performance stock units	107	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	499	5	16,257	—	—	—	16,262
Purchase of treasury stock	—	—	—	(99,977)	—	—	(99,977)
Fair value of replacement equity attributable to pre-acquisition service	—	—	42	—	—	—	42
Stock-based compensation	—	—	165,240	—	—	—	165,240
Other comprehensive income	—	—	—	—	280	—	280
Net loss	—	—	—	—	—	(36,301)	(36,301)
Balance at December 31, 2024	122,371	$1,224	$1,374,659	$(114,911)	$318	$(861,336)	$399,954
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net loss	$(36,301)	$(78,284)	$(92,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,209	27,108	22,194
Stock-based compensation	163,515	145,327	120,633
Net accretion of discounts and amortization of premiums on short-term investments	(7,595)	(8,323)	(1,199)
Amortization of debt issuance costs	1,353	1,267	1,299
(Gain) loss on other investments	(1,452)	5,617	—
Restructuring	4,528	—	—
Other	6,507	2,179	2,623
Changes in operating assets and liabilities:
Accounts receivable	(38,730)	(30,042)	(51,256)
Prepaid expenses and other assets	26,170	1,689	(2,929)
Accounts payable, accrued expenses and accrued compensation	(8,257)	7,071	409
Deferred revenue	82,581	81,755	132,622
Other current and noncurrent liabilities	(8,052)	(5,509)	(1,023)
Net cash provided by operating activities	217,476	149,855	131,151

Cash flows from investing activities:
Purchases of property and equipment	(4,247)	(1,704)	(9,359)
Capitalized software development costs	(6,451)	(7,052)	(9,789)
Purchases of short-term investments	(287,797)	(278,209)	(266,693)
Sales and maturities of short-term investments	283,964	317,651	234,569
Purchases of other investments	(1,250)	—	(10,000)
Proceeds from other investments	3,512	—	—
Business combinations, net of cash acquired	(29,162)	(243,301)	(66,767)
Net cash used in investing activities	(41,431)	(212,615)	(128,039)

Cash flows from financing activities:
Payments on term loan	(3,750)	(3,750)	(3,750)
Proceeds from stock issued in connection with the employee stock purchase plan	16,262	16,224	14,791
Proceeds from the exercise of stock options	8,064	3,501	11,721
Purchase of treasury stock	(99,977)	(14,934)	—
Other financing activities	—	210	556
Net cash (used in) provided by financing activities	(79,401)	1,251	23,318
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,129)	(2,225)	(3,835)
Net increase (decrease) in cash and cash equivalents and restricted cash	91,515	(63,734)	22,595
Cash and cash equivalents and restricted cash at beginning of year	237,132	300,866	278,271
Cash and cash equivalents and restricted cash at end of year	$328,647	$237,132	$300,866

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,977	$34,323	$16,047
Cash paid for income taxes, net of refunds	15,180	8,981	10,582
Supplemental cash flow information related to leases:
Cash payments for operating leases	$9,204	$8,914	$6,113
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
Business Description
Tenable Holdings, Inc. (the “Company,” “we,” "us," or “our”) is a provider of exposure management solutions. Exposure management is the evolution of vulnerability management, advancing risk assessment and prioritization across the entire attack surface – from IT infrastructure to cloud environments to critical infrastructure. We unify security visibility, insight and action across this attack surface, equipping modern organizations to expose and close the cybersecurity gaps that erode business value, reputation and trust.
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
Foreign Currency
The functional currency for all of our foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in other currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. We bill our customers in U.S. dollars. Expenses incurred in non U.S. dollar currencies are remeasured into U.S. dollars when incurred. Remeasurement losses in currencies other than the functional currency were $5.0 million, $3.1 million and $4.8 million in 2024, 2023 and 2022, respectively, and are included as a component of other expense, net in the consolidated statements of operations.
Revenue Recognition
We recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. To achieve this, we apply the following steps:
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
Perpetual License and Maintenance Revenue
Our perpetual licenses are generally sold with one or more years of maintenance that include ongoing software updates to identify the latest cybersecurity vulnerabilities, which provide critical utility to the software. We recognize perpetual license revenue over a five-year estimated economic life of the expected customer contract.
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
At December 31, 2024 and 2023, cash and cash equivalents included $8.2 million and $5.8 million, respectively, of restricted cash related to collateral for outstanding letters of credit and an operating lease.
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
Investments
Short-term Investments
Our short-term investments include asset backed securities, certificates of deposit, commercial paper, corporate and Yankee bonds, and U.S. treasury and agency obligations. Our investments are classified as available-for-sale and recorded at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) within stockholders’ equity.
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
Other Investments
Our investments in privately held companies consist of preferred stock, convertible notes and non-marketable simple agreements for future equity ("SAFE") investments. We have elected to apply the measurement alternative and record these other investments at cost, less any impairment, plus or minus observable price changes for similar investments of the same issuer. Gains or losses on other investments are recognized in other expense, net on our consolidated statements of operations. Other investments are included in other assets on our consolidated balance sheets.
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
Lease expense for lease payments is recognized on a straight-line basis over the term of the lease. Any sublease income is recorded as a reduction of lease expense.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount may not be fully recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the excess of the carrying amount over the fair value. In 2024 we executed a sublease of our headquarters and recorded a $4.5 million impairment for furniture and fixtures and leasehold improvements. There was no impairment of long-lived assets in 2023 or 2022.
Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, a non-recurring Level 3 fair value measurement, we make estimates and assumptions, especially with respect to intangible assets such as identified acquired technology and trade names. We generally determine the fair value of acquired technology using the multi-period excess earnings method, a form of the income approach. However in certain situations we may use the cost approach. Estimates in valuing identifiable intangible assets include, but are not limited to, projected revenue growth rates, obsolescence projections and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill. Any adjustments made after the measurement period will be reflected in the consolidated statements of operations. Acquisition-related costs are expensed as incurred.
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
Common Stock
Our Amended and Restated Certificate of Incorporation authorized 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding at December 31, 2024 or 2023. The voting, dividend, and liquidation rights of common stockholders are subject to, and qualified by, the rights of preferred stockholders. The common stockholders are entitled to receive dividends when, as and if, declared by the Board of Directors, subject to preferential dividend rights of preferred stockholders. Upon dissolution or liquidation, our common stockholders will be entitled to receive all assets available for distribution to stockholders, subject to any preferential rights of preferred stockholders.
Treasury Stock
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In October 2024, our Board of Directors increased the repurchase authorization by $200 million. We account for purchases of treasury stock under the cost method. Shares are held for future issuance and not retired. In 2024, we purchased 2.3 million shares for $100.0 million and in 2023 we purchased 0.4 million shares for $14.9 million. The remaining amount available under the stock repurchase program was $185.1 million at December 31, 2024.
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
Advertising
Advertising costs are expensed as they are incurred. We incurred advertising costs of $13.8 million, $16.2 million and $13.6 million in 2024, 2023 and 2022, respectively, which are included in sales and marketing expense in the consolidated statements of operations.
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
Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in property and equipment, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In 2024, 2023 and 2022, we capitalized $8.2 million, $8.8 million and $11.5 million of development costs related to internal use software, including capitalized stock-based compensation of $1.7 million, $1.7 million, and $1.7 million, respectively.
Restructuring
Restructuring expenses consist of non-ordinary course severance, employee related benefits and other charges to reorganize business operations. The $6.1 million of restructuring expense in 2024 consisted of $4.5 million non-cash impairment of leasehold improvements and furniture and fixtures that was recorded in connection with the sublease of a portion of our headquarters in 2024 and $1.5 million in non-ordinary course severance and employee related benefits. The $4.5 million of restructuring expense in 2023 related to the optimization of our go-to-market efforts, including reducing our reliance on sales specialists and streamlining layers of management. We completed our restructuring in the second quarter of 2024.
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
Segment Information
We operate as one operating segment as our interim co-chief executive officers, who are our chief operating decision makers ("CODMs"), review financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Income Taxes
Income taxes are accounted for under the asset and liability method. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, net operating loss carryforwards, and tax credit carryforwards. We have elected to treat taxes related to GILTI as a period cost. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.
We recognize tax benefits from an uncertain tax position if it is more likely than not to be sustained upon audit by the relevant taxing authority. Interest and penalties associated with such uncertain tax positions are classified as a component of income tax expense.
Recently Adopted Accounting Pronouncements
In 2024, we adopted ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This requires public entities with a single reportable segment to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The adoption of ASU 2023-07 did not have a material impact on our consolidated financial statements as we operate as one operating segment and significant segment expenses are disclosed in our consolidated statements of operations. See Note 13 for our segment disclosures.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for our annual periods beginning January 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. Adopting this guidance will result in additional annual tax disclosures but will not impact our provision for income taxes, deferred tax assets or deferred tax liabilities.
In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The ASU also requires disclosure of the total amount of selling expenses recognized in continuing operations on an annual and interim basis and disclosure of a public business entity’s definition of selling expenses on an annual basis (or in interim reporting periods if the definition is changed). The guidance is effective for our annual periods beginning January 1, 2026 on a prospective basis, with a retrospective option, and early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Subscription revenue	$824,659	$725,013	$612,510
Perpetual license and maintenance revenue	47,774	48,729	50,699
Professional services and other revenue	27,588	24,968	19,982
Revenue	$900,021	$798,710	$683,191
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. Revenue derived through our channel network comprised 94%, 93% and 92% of revenue in 2024, 2023 and 2022, respectively. One of our distributors accounted for 34%, 36% and 38% of revenue in 2024, 2023 and 2022, respectively. That same distributor accounted for 29% and 32% of accounts receivable at December 31, 2024 and 2023, respectively.

Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In 2024, 2023 and 2022, we recognized revenue of $581.8 million, $502.8 million and $407.5 million, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Remaining Performance Obligations
The following summarizes the future estimated revenue related to unsatisfied performance obligations:

	December 31,
(in thousands)	2024	2023
Remaining performance obligations, short-term	$660,647	$595,053
Remaining performance obligations, long-term	206,879	179,955
Remaining performance obligations	$867,526	$775,008
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Year Ended December 31,
(in thousands)	2024	2023
Beginning balance	$121,953	$111,508
Capitalization of contract acquisition costs	52,263	60,268
Amortization of deferred contract acquisition costs	(54,511)	(49,823)
Ending balance	$119,705	$121,953
3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$190,750	$—	$—	$190,750
Total cash equivalents	$190,750	$—	$—	$190,750

Short-term investments
Commercial paper	$41,610	$—	$(6)	$41,604
Corporate bonds	95,267	208	(65)	95,410
Asset backed securities	30,740	63	(7)	30,796
Yankee bonds	13,998	16	(7)	14,007
U.S. Treasury and agency obligations	66,614	155	(39)	66,730
Total short-term investments	$248,229	$442	$(124)	$248,547

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$130,375	$—	$—	$130,375
Total cash equivalents	$130,375	$—	$—	$130,375

Short-term investments
Commercial paper	$82,188	$50	$(22)	$82,216
Corporate bonds	61,200	40	(91)	61,149
Asset backed securities	15,032	26	(15)	15,043
Yankee bonds	6,926	4	(17)	6,913
U.S. Treasury and agency obligations	71,456	97	(34)	71,519
Total short-term investments	$236,802	$217	$(179)	$236,840
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At December 31, 2024 and 2023, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.
The contractual maturities of our short-term investments are as follows:

	December 31, 2024		December 31, 2023
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$204,156	$204,532	$219,437	$219,414
Due between one and two years	44,073	44,015	17,365	17,426
Total short-term investments	$248,229	$248,547	$236,802	$236,840
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
•Level 3 — Unobservable inputs.

The following tables summarize assets that are measured at fair value on a recurring basis:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$190,750	$—	$—	$190,750
Total cash equivalents	$190,750	$—	$—	$190,750

Short-term investments
Commercial paper	$—	$41,604	$—	$41,604
Corporate bonds	—	95,410	—	95,410
Asset backed securities	—	30,796	—	30,796
Yankee bonds	—	14,007	—	14,007
U.S. Treasury and agency obligations	—	66,730	—	66,730
Total short-term investments	$—	$248,547	$—	$248,547

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$130,375	$—	$—	$130,375
Total cash equivalents	$130,375	$—	$—	$130,375

Short-term investments
Commercial paper	$—	$82,216	$—	$82,216
Corporate bonds	—	61,149	—	61,149
Asset backed securities	—	15,043	—	15,043
Yankee bonds	—	6,913	—	6,913
U.S. Treasury and agency obligations	—	71,519	—	71,519
Total short-term investments	$—	$236,840	$—	$236,840
Other Investments
Our investments in privately held securities were as follows:

	December 31,
(in thousands)	2024	2023
Equity securities	$6,701	$—
Debt and other securities	1,871	9,383
Total other investments	$8,572	$9,383
Other investments are classified as Level 3 as they do not have readily determinable market values.
In 2024, we received $3.5 million in proceeds from one of our SAFE investments and expect to collect the remaining $0.9 million once the escrow funds are released. Additionally in 2024, we recognized a $1.5 million gain on the conversion of our SAFE investment to an investment in preferred stock. In 2023, we identified impairment indicators for two of our SAFE investments and determined our investments were impaired, resulting in an impairment loss of $5.6 million that was recorded in other expense, net on our consolidated statement of operations.

We did not have any liabilities measured and recorded at fair value on a recurring basis at December 31, 2024 and 2023.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Computer software and equipment	$21,051	$21,845
Internally developed software	39,944	32,261
Furniture and fixtures	5,140	6,513
Leasehold improvements	24,524	29,354
Total	90,659	89,973
Less: accumulated depreciation and amortization	(51,394)	(44,537)
Property and equipment, net	$39,265	$45,436
Depreciation and amortization related to property and equipment was $13.7 million, $13.2 million and $10.8 million in 2024, 2023 and 2022, respectively.
In 2024 we recorded a $4.5 million impairment for furniture and fixtures and leasehold improvements. See Note 7 for additional information.
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
In October 2023, we acquired Ermetic, an innovative cloud-native application protection platform company and a leading provider of cloud infrastructure entitlement management. The addition of Ermetic enhances Tenable One and Tenable Cloud Security to deliver contextual risk visibility, prioritization and remediation across infrastructure and identities both on-premises and in the cloud. We acquired 100% of Ermetic's equity through a share purchase agreement for total consideration of $243.8 million, including $243.3 million in cash, net of $6.1 million cash acquired, and $0.5 million fair value of replacement equity.
Cash consideration, net of cash acquired, was allocated as follows:

(in thousands)	Eureka	Ermetic
Intangible assets	$6,900	$45,500
Goodwill	22,753	202,019
Other liabilities, net	(449)	(3,692)
Total purchase price allocation	$29,204	$243,827
We are still finalizing the allocation of the purchase price for Eureka, which may change as additional information becomes available around income taxes.

Acquired intangible assets and their estimated useful lives at the date of acquisition are as follows:

	Eureka		Ermetic
(dollars in thousands)	Cost	Estimated Useful Life	Cost	Estimated Useful Life
Acquired technology	$6,900	5 years	$45,500	7 years
Acquired intangible assets	$6,900		$45,500
The results of operations of Eureka and Ermetic are included in our consolidated statements of operations from the applicable acquisition dates and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statements of operations.
We recognized acquisition-related expenses, primarily in general and administrative expense, of $1.9 million, $9.5 million and $2.6 million in 2024, 2023 and 2022, respectively.
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2023	$518,539
Acquired goodwill	22,753
Balance at December 31, 2024	$541,292
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling these new capabilities from Eureka and Ermetic to our customers. Acquired goodwill is generally not tax deductible.
Acquired intangible assets subject to amortization are as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$149,437	$(54,976)	$94,461	$142,537	$(35,520)	$107,017
Trade name	490	(490)	—	490	(490)	—
	$149,927	$(55,466)	$94,461	$143,027	$(36,010)	$107,017
Amortization of acquired intangible assets was $19.5 million, $13.9 million and $11.4 million in 2024, 2023 and 2022, respectively. At December 31, 2024, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 5.3 years.

At December 31, 2024, estimated future amortization of intangible assets is as follows:

(in thousands)
Year ending December 31,
2025	$20,056
2026	19,870
2027	17,840
2028	14,797
2029	11,178
Thereafter	10,720
Total	$94,461
7. Leases
We have operating leases for office facilities. Our leases have remaining terms of one year to just over seven years, some of which include one or more options to renew, with renewal terms up to five years and one of which includes an option to terminate the lease within the next five years.
In October 2024, we entered into a new lease in Tel Aviv, Israel. The lease term is 7 years, with future lease payments of $19.8 million.
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$8,102	$7,592	$7,550
In June 2024, we executed a sublease of a portion of our corporate headquarters through February 2032 and recognized $4.5 million of restructuring expense related to the associated impairment of leasehold improvements and furniture and fixtures. Sublease income, which is recorded as a reduction of rent expense, was $0.8 million in 2024.
Rent expense for short-term leases was not material in 2024, 2023 and 2022.
Supplemental information related to leases was as follows:

	December 31,
	2024	2023
Operating leases
Weighted average remaining lease term	6.5 years	7.3 years
Weighted average discount rate	6.1%	5.6%

	Year Ended December 31,
(in thousands)	2024	2023	2022
ROU assets obtained in exchange for lease obligations
Operating leases	$10,143	$1,234	$4,256

Maturities of operating lease liabilities at December 31, 2024 were as follows:

(in thousands)
Year ending December 31,
2025	$9,585
2026	12,182
2027	11,767
2028	11,124
2029	10,800
Thereafter	22,079
Total lease payments	77,537
Less: Imputed interest	(14,512)
Total	$63,025
Operating lease payments in the table above do not include $0.9 million, $1.7 million, $1.8 million, $1.9 million, $1.9 million and $4.5 million of sublease payments we expect to receive in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	December 31, 2024
Term loan	$363,750
Less: Unamortized debt discount and issuance costs	(4,465)
Term loan, net of issuance costs	359,285
Less: Term loan, net, current (1)	(2,580)
Term loan, net of issuance costs (net of current portion)	$356,705
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
Our Term Loan is recorded at its carrying value. At December 31, 2024, the fair value of our Term Loan was approximately $364.7 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of our Term Loan at December 31, 2024 were as follows:

(in thousands)
Year ending December 31,
2025	$3,750
2026	3,750
2027	3,750
2028	352,500
Total	$363,750
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At December 31, 2024, our first lien net leverage ratio was 0.86.
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
The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on incurring additional indebtedness or guaranteeing indebtedness of others, creating liens on properties or assets, making certain investments, loans, advances and guarantees, selling assets, making certain restricted payments and entering into certain sale and leaseback transactions, affiliate transactions, restrictive agreements and asset and stock-based transactions. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At December 31, 2024, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At December 31, 2024, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend €28.5 million. If we do not meet our commitment by the end of the term, we will be required to pay the difference. As of December 31, 2024, we have spent €6.9 million of our commitment.
In July 2024, we entered into a new contract with AWS for cloud services, in which we committed to spend $59.7 million, $77.6 million and $93.0 million in contract years one, two and three, respectively, for a total commitment of $230.3 million from August 2024 to July 2027. As of December 31, 2024, we have spent $28.1 million of our first year commitment.

Letters of Credit
At December 31, 2024, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for $5.5 million of our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of revenue	$12,677	$11,247	$8,369
Sales and marketing	62,727	61,322	49,383
Research and development	47,656	37,225	31,499
General and administrative	40,455	35,533	31,382
Total stock-based compensation expense	$163,515	$145,327	$120,633
A summary of the unrecognized stock-based compensation expense related to unvested awards at December 31, 2024 is presented below:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Estimated Weighted Average Period (in years)
Restricted stock units ("RSUs")	$273,367	2.6
Performance stock units ("PSUs")	5,522	2.8
Restricted stock	7,136	1.3
2018 Employee Stock Purchase Plan ("2018 ESPP")	10,744	0.9

Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	—	$—	5,781	$37.74	—	$—
Granted	—	—	4,653	45.83	209	44.97
Vested	—	—	(2,510)	36.47	—	—
Forfeited	—	—	(1,030)	40.45	(13)	44.97
Unvested balance at December 31, 2022	—	—	6,894	43.26	196	44.97
Granted	311	45.67	4,728	43.47	188	43.24
Performance adjustment(1)	—	—	—	—	12	44.97
Vested	—	—	(3,153)	41.61	(91)	44.97
Forfeited	—	—	(1,126)	45.14	(47)	43.92
Unvested balance at December 31, 2023	311	45.67	7,343	43.80	258	43.90
Granted	—	—	4,099	45.89	170	47.20
Performance adjustment(1)	—	—	—	—	(10)	43.24
Vested	(124)	45.67	(3,217)	43.34	(107)	43.93
Forfeited	—	—	(1,016)	45.00	(11)	43.95
Unvested balance at December 31, 2024	187	45.67	7,209	45.01	300	45.78
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.
In January 2024, under the evergreen provision in our 2018 Equity Incentive Plan we reserved an additional 5.9 million shares of our common stock. At December 31, 2024, there were 26.1 million shares available for grant under the plan.
In 2023, as part of the acquisition of Ermetic, we issued replacement equity awards, of which $0.5 million was attributable to services performed prior to the acquisition date and allocated to purchase consideration. The remaining fair value was allocated to future services and is being expensed over the remaining service periods as stock-based compensation.

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,731	$9.21	5.5	$308,677
Exercised	(1,174)	9.98		47,880
Forfeited/canceled	(72)	16.15
Outstanding at December 31, 2022	5,485	8.96	4.5	160,135
Exercised	(387)	9.05		13,364
Forfeited/canceled	(3)	10.97
Outstanding at December 31, 2023	5,095	8.95	3.5	189,108
Exercised	(1,044)	7.72		38,831
Forfeited/canceled	—	—
Outstanding and exercisable at December 31, 2024	4,051	9.26	2.6	122,024
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

A summary of our ESPP activity is presented below:

	Year Ended December 31,
	2024	2023	2022
Shares of common stock purchased	498,890	506,390	442,629
Weighted average price	$32.60	$32.04	$33.42
Cash proceeds (in thousands)	$16,262	$16,224	$14,791
At December 31, 2024 and 2023 there were $6.9 million and $7.9 million, respectively, of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Year Ended December 31,
	2024	2023	2022
Expected term (in years)	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0
Expected volatility	31.9% — 51.4%	46.9% — 58.1%	42.8% — 61.0%
Risk-free interest rate	3.8% — 5.1%	4.8% — 5.4%	0.1% — 3.4%
Expected dividend yield	—	—	—
Under the evergreen provision in our 2018 ESPP, in January 2024 we reserved an additional 1.8 million shares of our common stock. At December 31, 2024, there were 10.0 million shares reserved for issuance under the 2018 ESPP.
11. Income Taxes
U.S. and foreign components of the loss before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S. income (loss)	$25,787	$(26,249)	$(23,768)
Foreign loss	(44,673)	(41,152)	(61,521)
Total loss before income taxes	$(18,886)	$(67,401)	$(85,289)
The components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$3,278	$5	$3
State	454	708	248
Foreign	13,036	9,930	10,142
Total current tax expense	16,768	10,643	10,393
Deferred
Federal	580	293	(2,011)
State	227	239	(330)
Foreign	(160)	(292)	(1,119)
Total deferred tax expense (benefit)	647	240	(3,460)
Total provision for income taxes	$17,415	$10,883	$6,933

In connection with the 2022 acquisition of Bit Discovery, Inc., we elected to first offset our existing deferred tax assets with acquired deferred tax liabilities. This resulted in releasing $2.5 million of the federal and state valuation allowance, which was recorded as a component of our deferred tax benefit.
We restructured our operations in Israel through intercompany transactions, which resulted in $1.2 million and $2.7 million of current tax expense in 2024 and 2022, respectively.
Beginning in 2024, we were an applicable taxpayer for the purposes of BEAT for the first time, which resulted in $3.3 million of current tax expense in 2024.
The items accounting for the difference between income taxes computed at the federal statutory rate and our effective tax rate were as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes	(0.9)	1.9	3.1
Research and development tax credit	25.5	8.4	4.3
Stock-based compensation	(13.6)	(11.3)	7.0
Foreign tax rate differential	35.4	(1.7)	(4.0)
Change in valuation allowance	(81.7)	(34.0)	(28.3)
Gain on intercompany sale, net of losses	(2.1)	(1.4)	(2.9)
Foreign withholding tax	(24.8)	(5.4)	(3.3)
Foreign deferred FX remeasurement	(20.5)	9.0	(4.4)
GILTI	(1.7)	—	—
BEAT	(17.6)	—	—
Transaction costs	(3.6)	(1.0)	(0.6)
Non-deductible expenses	(5.3)	(1.5)	(0.4)
Other	(2.3)	(0.3)	0.4
Effective tax rate	(92.2)%	(16.3)%	(8.1)%
We maintain a valuation allowance on certain U.S. federal, state and foreign deferred tax assets as the realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. In 2024, our valuation allowance increased by $16.0 million, primarily related to our 2024 loss before income taxes and U.S. R&D tax credits.

The components of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating losses	$153,781	$156,695
Deferred revenue	21,949	22,194
Stock-based compensation	21,802	17,767
Tax credits	28,420	24,174
Leases	14,936	12,296
Accrued compensation	3,364	3,245
Interest expense	2,171	1,860
Capitalized research and development	32,441	22,078
Other	3,219	3,587
Total deferred tax assets	282,083	263,896
Valuation allowance	(219,773)	(203,773)
Net deferred tax assets	62,310	60,123
Deferred tax liabilities:
Deferred commissions	(23,623)	(24,289)
Property and equipment	(12,821)	(11,923)
Intangible assets	(27,302)	(24,915)
Other	(773)	(600)
Total deferred tax liabilities	(64,519)	(61,727)
Net deferred tax liabilities	$(2,209)	$(1,604)
At December 31, 2024, we had net operating loss (“NOL”) carryforwards for federal, state and foreign tax purposes of $353.9 million, $239.3 million, and $468.6 million, respectively, which will begin to expire in 2030, as well as $32.1 million of federal, state and foreign research and development tax credits, foreign tax credits, minimum tax credits and certain states’ job creation tax credits. The federal research and development and foreign tax credits will begin to expire in 2032 and the state job creation tax credits will begin to expire in 2025.
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
At December 31, 2024 and 2023, the total amount of gross unrecognized tax benefits was $8.5 million and $8.3 million, respectively, which, if recognized, would impact our effective tax rate by approximately $0.2 million in each year. Interest and penalties associated with uncertain tax positions recognized as a component of income tax expense were immaterial in 2024, 2023 and 2022.

The change in gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Unrecognized tax benefits at the beginning of the period	$8,297	$7,820	$7,575
Additions for tax positions in the current year	329	417	245
Increase in prior year positions	—	60	—
Decrease in prior year positions	(88)	—	—
Acquisitions	—	—	—
Unrecognized tax benefits at the end of the period	$8,538	$8,297	$7,820
We file income tax returns in the United States, including various state jurisdictions. Our subsidiaries file income tax returns in various foreign jurisdictions. Tax years after 2014 remain open to examination by the major taxing jurisdictions in which we are subject to tax. At December 31, 2024, we were not under examination for income tax audits by the Internal Revenue Service. We are currently under tax examination in France for tax years 2019 through 2022.
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
12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net loss	$(36,301)	$(78,284)	$(92,222)

Weighted-average shares used to compute net loss per share, basic and diluted	118,789	115,408	111,321
Net loss per share, basic and diluted	$(0.31)	$(0.68)	$(0.83)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Year Ended December 31,
(in thousands)	2024	2023	2022
RSUs	7,209	7,343	6,894
Stock options	4,051	5,095	5,485
Shares to be issued under the 2018 ESPP	198	245	223
PSUs	300	258	196
Restricted stock	187	311	—
Total	11,945	13,252	12,798

13. Segment and Geographic Information
Segment Information
We operate as one operating segment. Our Co-Chief Executive Officers, our CODMs, review financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. Our CODMs review cost of sales expense, sales and marketing expense, research and development expense and general and administrative expense to assess our significant segment expenses, and review income (loss) from operations and net income (loss) to assess our operating performance. Our CODMs also review total assets, as reported on our consolidated balance sheets. See our consolidated statement of operations for our significant segment expenses, loss from operations and net loss in the periods presented.
Geographic Information
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
The Americas	$558,068	$500,512	$432,734
Europe, Middle East and Africa	239,741	205,851	175,767
Asia Pacific	102,212	92,347	74,690
Revenue	$900,021	$798,710	$683,191
Customers located in the United States accounted for 54%, 55% and 56% of revenue in 2024, 2023 and 2022, respectively. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

	December 31,
(in thousands)	2024	2023
United States	$33,101	$39,497
International	6,164	5,939
Property and equipment, net	$39,265	$45,436
14. Benefit Plans
We maintain a defined contribution 401(k) plan for our U.S. employees, where company-matched contributions are fully vested. Additional contributory plans are in effect internationally, including in the U.K. and Ireland. Contribution expense for such plans was $9.8 million, $10.3 million and $9.7 million in 2024, 2023 and 2022, respectively.
15. Subsequent Events
In February 2025, we acquired Vulcan Cyber, an innovator in cyber risk management. This acquisition is expected to add enhanced visibility, extended third-party data flows, risk prioritization and optimized remediation to strengthen our Tenable One Exposure Management platform. We acquired Vulcan Cyber for a total purchase price of approximately $148 million in cash and $2 million in RSUs that vest over a future period, subject to certain customary purchase price adjustments.

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
Our management, with the participation of our Co-Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Co-Chief Executive Officer and Chief Financial Officer has concluded that at December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Co-Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at December 31, 2024.
Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), has issued an audit report with respect to our internal control over financial reporting as of December 31, 2024, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Internal Controls
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our Co-Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

Item 9B.    Other Information
Rule 10b5-1 Plan Elections
Amit Yoran entered into a prearranged stock trading plan on November 20, 2024. Mr. Yoran's plan included the potential sale of 1,186,860 shares held by Mr. Yoran, 89,004 shares held by the Amit Yoran 2020 Family Trust, 109,704 shares held by the Amit Yoran Grantor Retained Annuity Trust B and 203,172 shares held by the Amit Yoran Grantor Retained Annuity Trust C between February 19, 2025 and February 19, 2026. This plan automatically terminated upon Mr. Yoran's death on January 3, 2025.
All of the aforementioned trading plans were entered into during an open trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding insider transactions.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors" and "Executive Officers" and is incorporated in this report by reference.
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
Insider Trading Policy
The information required by this item will be set forth in the Proxy Statement under the caption "Insider Trading Policy" and is incorporated herein by reference. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See the Index to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2024	$470	$545	$(490)	$525
Year Ended December 31, 2023	1,400	593	(1,523)	470
Year Ended December 31, 2022	524	1,154	(278)	1,400
_______________
(1)    Consists of recoveries and write-offs of uncollectible accounts.

All other schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or the notes to the financial statements.

(a)(3) Exhibits
The following is a list of Exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Second Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on November 15, 2023
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
4.2	Description of Common Stock of Tenable Holdings, Inc.	Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K (File No. 001-38600) on February 28, 2020
10.1+	2016 Stock Incentive Plan and Irish Supplement and Forms of Option Grant Notice and Agreement and Exercise Notice and Form of Restricted Stock Grant Notice and Agreement thereunder, as amended to date	Previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.2+	2012 Stock Incentive Plan and Form of Notice of Stock Option Grant and Form of Stock Option Agreement and Notice of Exercise and Common Stock Purchase Agreement thereunder, as amended to date	Previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.3+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Agreement and Restricted Stock Unit Grant Notice and Agreement thereunder	Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018

10.4	Form of Performance Restricted Stock Unit Grant Notice and Agreement	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) filed on February 28, 2022
10.5+	2018 Employee Stock Purchase Plan	Previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.6+	Form of Indemnification Agreement by and between Tenable Holdings, Inc. and each of its directors and executive officers	Previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.7+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Amit Yoran	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.8+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Vintz	Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.9	Employment Agreement, dated as of January 1, 2020, by and between Tenable, Inc. and Mark Thurmond	Previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 001-38600) on February 24, 2023
10.10#	Distribution Agreement, dated as of September 10, 2012, by and between Tenable Network Security, Inc. and Ingram Micro, Inc.	Previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.11	Credit Agreement, dated as of July 7, 2021, by and among Tenable, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2021
10.12
Share Purchase Agreement, dated as of September 7, 2023, by and among Tenable, Inc., Ermetic Ltd., the shareholders of Ermetic identified on the signature pages thereto and Shareholder Representative Services LLC.
Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on September 7, 2023
10.13#
Share Purchase Agreement, dated as of January 29, 2025, by and among Ermetic Ltd., Vulcan Cyber Ltd., the shareholders of Vulcan Cyber identified on the signature pages thereto, Shareholder Representative Services LLC and Tenable, Inc.
Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on January 29, 2025
10.14+	Form of Restricted Stock Unit Grant Notice and Agreement under the 2018 Equity Incentive Plan	Previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2023
10.15+	Form of Restricted Stock Unit Grant Notice and Agreement under the 2018 Equity Incentive Plan	Previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-38600) on November 9, 2023
10.16	Amendment No. 1 to Credit Agreement, dated as of June 1, 2023, by and among Tenable, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2023
10.17+	Non-Employee Director Compensation Policy	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on May 23, 2024
19.1	Tenable Holdings, Inc. Insider Trading Policy	Filed herewith
21.1	Subsidiaries of Tenable Holdings, Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Incentive Compensation Recoupment Policy	Previously filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-38600) on February 28, 2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	February 21, 2025	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Co-Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Vintz and J. Barron Anschutz, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Tenable Holdings, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Vintz	Co-Chief Executive Officer and Chief Financial Officer	February 21, 2025
Stephen A. Vintz	(Principal Executive Officer and Principal Financial Officer)

/s/ J. Barron Anschutz	Senior Vice President, Finance and Accounting	February 21, 2025
J. Barron Anschutz	(Principal Accounting Officer)

/s/ Arthur W. Coviello, Jr.	Chairman of the Board	February 21, 2025
Arthur W. Coviello, Jr.

/s/ Linda Zecher Higgins	Director	February 21, 2025
Linda Zecher Higgins

/s/ Niloofar Razi Howe	Director	February 21, 2025
Niloofar Razi Howe

/s/ John C. Huffard, Jr.	Director	February 21, 2025
John C. Huffard, Jr.

/s/ Margaret Keane	Director	February 21, 2025
Margaret Keane

/s/ A. Brooke Seawell	Director	February 21, 2025
A. Brooke Seawell

/s/ George Alexander Tosheff	Director	February 21, 2025
George Alexander Tosheff

/s/ Raymond Vicks, Jr.	Director	February 21, 2025
Raymond Vicks, Jr.