Form 10-Q
period 2025-03-31
Tenable Holdings, Inc.
filed 2025-05-06
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of May 1, 2025 was 122,170,671.

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$233,441	$328,647
Short-term investments	226,836	248,547
Accounts receivable (net of allowance for doubtful accounts of $748 and $525 at March 31, 2025 and December 31, 2024, respectively)	167,793	258,734
Deferred commissions	51,247	51,791
Prepaid expenses and other current assets	67,106	53,026
Total current assets	746,423	940,745
Property and equipment, net	41,343	39,265
Deferred commissions (net of current portion)	65,582	67,914
Operating lease right-of-use assets	40,951	45,139
Acquired intangible assets, net	128,597	94,461
Goodwill	656,481	541,292
Other assets	14,200	13,303
Total assets	$1,693,577	$1,742,119

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,684	$19,981
Accrued compensation	51,432	55,784
Deferred revenue	633,224	650,372
Operating lease liabilities	6,305	6,801
Other current liabilities	6,346	5,154
Total current liabilities	714,991	738,092
Deferred revenue (net of current portion)	175,151	182,815
Term loan, net of issuance costs (net of current portion)	356,068	356,705
Operating lease liabilities (net of current portion)	54,621	56,224
Other liabilities	9,585	8,329
Total liabilities	1,310,416	1,342,165

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 124,484 and 122,371 shares issued at March 31, 2025 and December 31, 2024, respectively)	1,245	1,224
Additional paid-in capital	1,440,770	1,374,659
Treasury stock (at cost: 4,282 and 2,673 shares at March 31, 2025 and December 31, 2024, respectively)	(174,911)	(114,911)
Accumulated other comprehensive income	328	318
Accumulated deficit	(884,271)	(861,336)
Total stockholders’ equity	383,161	399,954
Total liabilities and stockholders’ equity	$1,693,577	$1,742,119
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenue	$239,137	$215,961
Cost of revenue	52,460	48,932
Gross profit	186,677	167,029
Operating expenses:
Sales and marketing	103,182	99,825
Research and development	53,223	43,727
General and administrative	47,983	31,018
Restructuring	—	1,389
Total operating expenses	204,388	175,959
Loss from operations	(17,711)	(8,930)
Interest income	4,927	5,624
Interest expense	(7,011)	(8,112)
Other income (expense), net	474	(1,310)
Loss before income taxes	(19,321)	(12,728)
Provision for income taxes	3,614	1,658
Net loss	$(22,935)	$(14,386)

Net loss per share, basic and diluted	$(0.19)	$(0.12)
Weighted-average shares used to compute net loss per share, basic and diluted	120,083	117,542
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(22,935)	$(14,386)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities, net	10	(223)
Other comprehensive income (loss)	10	(223)
Comprehensive loss	$(22,925)	$(14,609)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Common Stock			Treasury Stock		Accumulated Deficit
(in thousands)	Shares	Amount
Balance at December 31, 2024	122,371	$1,224	$1,374,659	$(114,911)	$318	$(861,336)	$399,954
Exercise of stock options	52	—	347	—	—	—	347
Vesting of restricted stock units	1,599	16	(16)	—	—	—	—
Vesting of performance stock units	163	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	299	3	9,698	—	—	—	9,701
Purchase of treasury stock	—	—	—	(60,000)	—	—	(60,000)
Fair value of replacement equity attributable to pre-acquisition service	—	—	35	—	—	—	35
Stock-based compensation	—	—	56,049	—	—	—	56,049
Other comprehensive income	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(22,935)	(22,935)
Balance at March 31, 2025	124,484	$1,245	$1,440,770	$(174,911)	$328	$(884,271)	$383,161

Balance at December 31, 2023	117,504	$1,175	$1,185,100	$(14,934)	$38	$(825,035)	$346,344
Exercise of stock options	455	5	1,869	—	—	—	1,874
Vesting of restricted stock units	1,313	13	(13)	—	—	—	—
Vesting of performance stock units	48	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	305	3	9,881	—	—	—	9,884
Purchase of treasury stock	—	—	—	(24,991)	—	—	(24,991)
Stock-based compensation	—	—	40,446	—	—	—	40,446
Other comprehensive loss	—	—	—	—	(223)	—	(223)
Net loss	—	—	—	—	—	(14,386)	(14,386)
Balance at March 31, 2024	119,625	$1,196	$1,237,283	$(39,925)	$(185)	$(839,421)	$358,948
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(22,935)	$(14,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,854	8,232
Stock-based compensation	55,903	39,719
Net accretion of discounts and amortization of premiums on short-term investments	(1,180)	(2,284)
Amortization of debt issuance costs	349	329
Other	979	1,611
Changes in operating assets and liabilities:
Accounts receivable	92,968	63,437
Prepaid expenses and other assets	(9,875)	5,216
Accounts payable, accrued expenses and accrued compensation	(8,491)	(22,017)
Deferred revenue	(32,507)	(27,789)
Other current and noncurrent liabilities	2,342	(1,742)
Net cash provided by operating activities	87,407	50,326

Cash flows from investing activities:
Purchases of property and equipment	(6,553)	(665)
Capitalized software development costs	(624)	(2,532)
Purchases of short-term investments	(38,445)	(77,465)
Sales and maturities of short-term investments	61,345	65,570
Proceeds from other investments	664	3,512
Business combinations, net of cash acquired	(148,510)	—
Net cash used in investing activities	(132,123)	(11,580)

Cash flows from financing activities:
Payments on term loan	(938)	(938)
Proceeds from stock issued in connection with the employee stock purchase plan	9,701	9,884
Proceeds from the exercise of stock options	347	1,874
Purchase of treasury stock	(60,000)	(24,991)
Net cash used in financing activities	(50,890)	(14,171)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	400	(1,730)
Net (decrease) increase in cash and cash equivalents and restricted cash	(95,206)	22,845
Cash and cash equivalents and restricted cash at beginning of period	328,647	237,132
Cash and cash equivalents and restricted cash at end of period	$233,441	$259,977

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,574	$7,611
Cash paid for income taxes, net of refunds	2,362	2,987
Supplemental cash flow information related to leases:
Cash payments for operating leases	$2,726	$2,318
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
The consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2024 Annual Report on Form 10-K ("10-K") filed with the Securities and Exchange Commission on February 24, 2025. The consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state our financial position, our results of operations, and cash flows.
The results for the three months ended March 31, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the three months ended March 31, 2025, there were no material changes to our significant accounting policies from those described in our 10-K.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for our annual periods beginning January 1, 2025 on a prospective basis, with a retrospective option. Adopting this guidance will result in additional annual tax disclosures but will not impact our provision for income taxes, deferred tax assets or deferred tax liabilities.
In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The ASU also requires disclosure of the total amount of selling expenses recognized in continuing operations on an annual and interim basis and disclosure of a public business entity’s definition of selling expenses on an annual basis (or in interim reporting periods if the definition is changed). In January 2025, the FASB issued ASU 2025-01 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to highlight the effective date of ASU 2024-03. The guidance is effective for our annual periods beginning on January 1, 2027 on a prospective basis, with a retrospective option, and interim reporting periods beginning on January 1, 2028. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended March 31,
(in thousands)	2025	2024
Subscription revenue	$220,443	$197,635
Perpetual license and maintenance revenue	11,552	12,156
Professional services and other revenue	7,142	6,170
Revenue	$239,137	$215,961
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. Revenue derived through our channel network comprised 94% and 93% of revenue in the three months ended March 31, 2025 and 2024, respectively. One of our distributors accounted for 32% and 34% of revenue in the three months ended March 31, 2025 and 2024, respectively. That same distributor accounted for 30% and 29% of accounts receivable at March 31, 2025 and December 31, 2024, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended March 31, 2025 and 2024, we recognized revenue of $224.1 million and $201.0 million, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.

Remaining Performance Obligations
The following summarizes the future estimated revenue related to unsatisfied performance obligations:

	March 31,
(in thousands)	2025	2024
Remaining performance obligations, short-term	$647,647	$572,851
Remaining performance obligations, long-term	234,598	169,560
Remaining performance obligations	$882,245	$742,411
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning balance	$119,705	$121,953
Capitalization of contract acquisition costs	11,194	9,035
Amortization of deferred contract acquisition costs	(14,070)	(13,373)
Ending balance	$116,829	$117,615
3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	March 31, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$78,301	$—	$—	$78,301
Total cash equivalents	$78,301	$—	$—	$78,301

Short-term investments
Commercial paper	$25,110	$3	$(1)	$25,112
Corporate bonds	95,797	194	(8)	95,983
Asset backed securities	30,133	21	(8)	30,146
Yankee bonds	10,043	12	—	10,055
U.S. Treasury and agency obligations	65,425	127	(12)	65,540
Total short-term investments	$226,508	$357	$(29)	$226,836

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$190,750	$—	$—	$190,750
Total cash equivalents	$190,750	$—	$—	$190,750

Short-term investments
Commercial paper	$41,610	$—	$(6)	$41,604
Corporate bonds	95,267	208	(65)	95,410
Asset backed securities	30,740	63	(7)	30,796
Yankee bonds	13,998	16	(7)	14,007
U.S. Treasury and agency obligations	66,614	155	(39)	66,730
Total short-term investments	$248,229	$442	$(124)	$248,547
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At March 31, 2025 and December 31, 2024, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.
The contractual maturities of our short-term investments are as follows:

	March 31, 2025		December 31, 2024
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$172,949	$173,187	$204,156	$204,532
Due between one and two years	53,559	53,649	44,073	44,015
Total short-term investments	$226,508	$226,836	$248,229	$248,547
At March 31, 2025 and December 31, 2024, cash and cash equivalents included $8.2 million of restricted cash related to collateral for outstanding letters of credit and an operating lease.
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
•Level 3 — Unobservable inputs.

The following tables summarize assets that are measured at fair value on a recurring basis:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$78,301	$—	$—	$78,301
Total cash equivalents	$78,301	$—	$—	$78,301

Short-term investments
Commercial paper	$—	$25,112	$—	$25,112
Corporate bonds	—	95,983	—	95,983
Asset backed securities	—	30,146	—	30,146
Yankee bonds	—	10,055	—	10,055
U.S. Treasury and agency obligations	—	65,540	—	65,540
Total short-term investments	$—	$226,836	$—	$226,836

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$190,750	$—	$—	$190,750
Total cash equivalents	$190,750	$—	$—	$190,750

Short-term investments
Commercial paper	$—	$41,604	$—	$41,604
Corporate bonds	—	95,410	—	95,410
Asset backed securities	—	30,796	—	30,796
Yankee bonds	—	14,007	—	14,007
U.S. Treasury and agency obligations	—	66,730	—	66,730
Total short-term investments	$—	$248,547	$—	$248,547
Other Investments
Our investments in privately held securities were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Equity securities	$6,702	$6,701
Debt and other securities	1,206	1,871
Total other investments	$7,908	$8,572
Other investments are classified as Level 3 as they do not have readily determinable market values.
In the three months ended March 31, 2025, we received $0.7 million in proceeds from one of our SAFE investments and expect to collect the remaining $0.2 million in 2025.
We did not have any liabilities measured and recorded at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Computer software and equipment	$20,142	$21,051
Internally developed software	39,626	39,944
Furniture and fixtures	5,161	5,140
Leasehold improvements	30,254	24,524
Total	95,183	90,659
Less: accumulated depreciation and amortization	(53,840)	(51,394)
Property and equipment, net	$41,343	$39,265
Depreciation and amortization related to property and equipment was $4.0 million and $3.6 million in the three months ended March 31, 2025 and 2024, respectively.
6. Acquisitions, Goodwill and Intangible Assets
Business Combinations
In February 2025, we acquired Vulcan Cyber Ltd. ("Vulcan"), an innovator in cyber risk management. This acquisition is expected to add enhanced visibility, extended third-party data flows, risk prioritization and optimized remediation to strengthen our Tenable One Exposure Management platform. We acquired 100% of Vulcan's equity through a share purchase agreement for total cash consideration of $148.5 million, net of $2.3 million cash acquired.
Cash consideration, net of cash acquired, was preliminarily allocated as follows:

(in thousands)	Vulcan
Accounts receivable	$2,158
Intangible assets	40,000
Goodwill	115,189
Deferred revenue	(7,695)
Other liabilities, net	(1,107)
Total purchase price	$148,545
We allocated $40.0 million to Vulcan's proprietary technology with an estimated useful life of 7 years.
We are still finalizing the allocation of the purchase price for Vulcan, which may change as additional information becomes available, including the valuation of acquired intangible assets, working capital and income taxes.
The results of operations of Vulcan are included in our consolidated statements of operations from the acquisition date and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statement of operations.

Acquisition-related expenses are included in our consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Sales and marketing	$1,054	$—
Research and development	1,239	(20)
General and administrative	2,328	181
Total acquisition-related expenses	$4,621	$161
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2024	$541,292
Acquired goodwill	115,189
Balance at March 31, 2025	$656,481
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling new capabilities from Vulcan to our customers. Acquired goodwill is generally not tax deductible.
Acquired intangible assets subject to amortization are as follows:

	March 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$189,437	$(60,840)	$128,597	$149,437	$(54,976)	$94,461
Trade name	490	(490)	—	490	(490)	—
	$189,927	$(61,330)	$128,597	$149,927	$(55,466)	$94,461
Amortization of acquired intangible assets was $5.9 million and $4.7 million in the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, our acquired intangible assets are expected to be amortized over an estimated remaining weighted average period of 5.6 years.
At March 31, 2025, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2025(1)	$19,327
2026	25,584
2027	23,555
2028	20,512
2029	16,892
Thereafter	22,727
Total	$128,597
_______________
(1)    Represents the nine months ending December 31, 2025.

7. Leases
We have operating leases for office facilities. The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost(1)	$2,403	$1,895
_______________
(1)    Excludes sublease income.
In June 2024, we executed a sublease of a portion of our corporate headquarters through February 2032. Sublease income, which is recorded as a reduction of rent expense, was $0.4 million for the three months ended March 31, 2025.
Rent expense for short-term leases in the three months ended March 31, 2025 and 2024 was not material.
Supplemental information related to leases was as follows:

	March 31, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term	6.3 years	6.5 years
Weighted average discount rate	6.1%	6.1%
In the three months ended March 31, 2025 and 2024, we did not obtain any right-of-use assets in exchange for lease liabilities.
Maturities of operating lease liabilities at March 31, 2025 were as follows:

(in thousands)
Year ending December 31,
2025(1)	$6,730
2026	12,170
2027	11,736
2028	11,077
2029	10,740
Thereafter	21,968
Total lease payments	74,421
Less: Imputed interest	(13,495)
Total	$60,926
_______________
(1)    Represents the nine months ending December 31, 2025.
Operating lease payments in the table above do not include $0.9 million, $1.7 million, $1.8 million, $1.9 million, $1.9 million and $4.5 million of sublease payments we expect to receive in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").

The table below summarizes the carrying value of the Term Loan:

(in thousands)	March 31, 2025
Term loan	$362,812
Less: Unamortized debt discount and issuance costs	(4,183)
Term loan, net of issuance costs	358,629
Less: Term loan, net, current (1)	(2,561)
Term loan, net of issuance costs (net of current portion)	$356,068
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
Our Term Loan is recorded at its carrying value. At March 31, 2025, the fair value of our Term Loan was approximately $361.9 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.
The maturities of the Term Loan at March 31, 2025 were as follows:

(in thousands)
Year ending December 31,
2025(1)	$2,812
2026	3,750
2027	3,750
2028	352,500
Total	$362,812
_______________
(1)    Represents the nine months ending December 31, 2025.
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At March 31, 2025, our first lien net leverage ratio was 0.86.
At March 31, 2025, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At March 31, 2025, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend €28.5 million. If we do not meet our commitment by the end of the term, we will be required to pay the difference. As of March 31, 2025, we have spent €8.7 million of our commitment.
In July 2024, we entered into a new contract with Amazon Web Services, Inc. ("AWS") for cloud services, in which we committed to spend $59.7 million, $77.6 million and $93.0 million in years one, two and three, respectively, for a total commitment of $230.3 million from August 2024 to July 2027. As of March 31, 2025, we have spent $46.6 million of our first year commitment.

Letters of Credit
At March 31, 2025, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for $5.5 million of our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of revenue	$3,315	$2,982
Sales and marketing	16,630	15,300
Research and development	12,967	11,161
General and administrative(1)	22,991	10,276
Total stock-based compensation expense	$55,903	$39,719
_______________
(1)    Stock-based compensation in the three months ended March 31, 2025 includes $14.6 million of expense related to the accelerated vesting of equity awards for our late CEO.
A summary of the unrecognized stock-based compensation expense related to unvested stock at March 31, 2025 is presented below:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Estimated Weighted Average Period (in years)
Restricted stock units ("RSUs")	$390,014	3.0
Performance stock units ("PSUs")	9,502	3.6
Restricted stock	5,716	1.0
2018 Employee Stock Purchase Plan ("2018 ESPP")	14,412	1.0
Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	187	$45.67	7,209	$45.01	300	$45.78
Granted	—	—	4,502	38.52	200	38.37
Performance adjustment(1)	—	—	—	—	(6)	47.20
Vested	(31)	45.67	(1,599)	45.91	(163)	46.12
Forfeited	—	—	(187)	44.99	—	—
Unvested balance at March 31, 2025	156	45.67	9,925	41.93	331	41.10
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.
In January 2025, under the evergreen provision in our 2018 Equity Incentive Plan we reserved an additional 6.0 million shares of our common stock. At March 31, 2025, there were 27.5 million shares available for grant under the plan.

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	4,051	$9.26	2.6	$122,024
Exercised	(52)	6.72		1,654
Forfeited/canceled	—	—		—
Outstanding and exercisable at March 31, 2025	3,999	9.29	1.6	102,739
2018 Employee Stock Purchase Plan
In the three months ended March 31, 2025, employees purchased 0.3 million shares of our common stock at a weighted average price of $32.42 per share, resulting in $9.7 million of cash proceeds. At March 31, 2025, there was $1.5 million of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Three Months Ended March 31,
	2025	2024
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	30.6% — 38.2%	41.1% — 51.4%
Risk-free interest rate	3.9% — 4.2%	4.4% — 5.1%
Expected dividend yield	—	—
Under the evergreen provision in our 2018 ESPP, in January 2025 we reserved an additional 1.8 million shares of our common stock. At March 31, 2025, there were 11.5 million shares reserved for issuance under our 2018 ESPP.
11. Income Taxes
In the three months ended March 31, 2025, the provision for income taxes included $2.1 million of income taxes in foreign jurisdictions in which we conduct business and $1.5 million of discrete items primarily related to withholding taxes on sales to customers.
In the three months ended March 31, 2024, the provision for income taxes included $0.4 million of income taxes in foreign jurisdictions in which we conduct business and $1.3 million of discrete items primarily related to withholding taxes on sales to customers.

12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net loss	$(22,935)	$(14,386)

Weighted-average shares used to compute net loss per share, basic and diluted	120,083	117,542
Net loss per share, basic and diluted	$(0.19)	$(0.12)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	March 31,
(in thousands)	2025	2024
RSUs	9,925	8,838
Stock options	3,999	4,640
Shares to be issued under the 2018 ESPP	43	45
PSUs	131	200
Restricted stock	156	280
Total	14,254	14,003
13. Geographic Information
We operate as one operating segment. Our Co-Chief Executive Officers, who are our Chief Operating Decision Makers ("CODMs"), review financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. Our CODMs review cost of sales expense, sales and marketing expense, research and development expense and general and administrative expense to assess our significant segment expenses, and review income (loss) from operations and net income (loss) to assess our operating performance. Our CODMs also review total assets, as reported on our consolidated balance sheets. See our consolidated statement of operations for our significant segment expenses, loss from operations and net loss in the periods presented.
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
The Americas	$150,590	$134,483
Europe, Middle East and Africa	61,248	57,038
Asia Pacific	27,299	24,440
Revenue	$239,137	$215,961
Customers located in the United States accounted for 53% of revenue in the three months ended March 31, 2025 and 54% of revenue in the three months ended March 31, 2024. No other country accounted for 10% or more of revenue in the periods presented.

Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	March 31, 2025	December 31, 2024
United States	$29,627	$33,101
International	11,716	6,164
Property and equipment, net	$41,343	$39,265

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and (2) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 10-K, filed with the Securities and Exchange Commission on February 24, 2025. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item IA of the 10-K, in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Our platform offerings are primarily sold on a subscription basis with a one-year term. Our subscription terms are generally not longer than three years. These subscriptions are typically invoiced in advance at the beginning of the term. In some instances, multi-year subscriptions are invoiced annually in installments.
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

Financial Highlights
Below are our key financial results:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenue	$239,137	$215,961
Loss from operations	(17,711)	(8,930)
Net loss	(22,935)	(14,386)
Net loss per share, basic and diluted	(0.19)	(0.12)
Net cash provided by operating activities	87,407	50,326
Purchases of property and equipment	(6,553)	(665)
Capitalized software development costs	(624)	(2,532)
Recurring revenue, which includes revenue from subscription arrangements for software (both recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 96% of revenue in the three months ended March 31, 2025 and 2024.
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$239,137	$215,961
Deferred revenue (current), end of period	633,224	562,575
Deferred revenue (current), beginning of period(1)	(657,001)	(580,779)
Calculated current billings	$215,360	$197,757
_______________
(1)    Deferred revenue (current), beginning of period for the three months ended March 31, 2025 includes $6.6 million related to acquired deferred revenue.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$87,407	$50,326
Purchases of property and equipment	(6,553)	(665)
Capitalized software development costs	(624)	(2,532)
Free cash flow(1)	$80,230	$47,129
_______________
(1)    Free cash flow for the periods presented was impacted by:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for interest and other financing costs	$(6,574)	$(7,611)
Employee stock purchase plan activity	(5,413)	(6,332)
Acquisition-related expenses	(3,189)	(466)
Restructuring	—	(3,822)

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

	Three Months Ended March 31,
	2025	2024	Change (%)
Number of new enterprise platform customers added in period(1)	361	410	(12)%
________________
(1)    The number of new enterprise platform customers added in three months ended March 31, 2025 includes 26 legacy customers of Vulcan.

	March 31,
	2025	2024	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	2,042	1,717	19%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	March 31,
	2025	2024
Dollar-based net expansion rate	108%	109%
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Loss from operations	$(17,711)	$(8,930)
Stock-based compensation	55,903	39,719
Acquisition-related expenses	4,621	161
Restructuring	—	1,389
Amortization of acquired intangible assets	5,864	4,669
Non-GAAP income from operations	$48,677	$37,008

Operating margin	(7)%	(4)%
Non-GAAP operating margin	20%	17%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2025	2024
Net loss	$(22,935)	$(14,386)
Stock-based compensation	55,903	39,719
Tax impact of stock-based compensation(1)	855	(1,077)
Acquisition-related expenses(2)	4,621	161
Restructuring(2)	—	1,389
Amortization of acquired intangible assets(2)	5,864	4,669
Tax impact of acquisitions	(58)	(35)
Non-GAAP net income	$44,250	$30,440

Net loss per share, diluted	$(0.19)	$(0.12)
Stock-based compensation	0.46	0.34
Tax impact of stock-based compensation(1)	0.01	(0.01)
Acquisition-related expenses(2)	0.04	—
Restructuring(2)	—	0.01
Amortization of acquired intangible assets(2)	0.05	0.04
Tax impact of acquisitions	—	—
Adjustment to diluted earnings per share(3)	(0.01)	(0.01)
Non-GAAP earnings per share, diluted	$0.36	$0.25

Weighted-average shares used to compute GAAP net loss per share, diluted	120,083	117,542

Weighted-average shares used to compute non-GAAP earnings per share, diluted	124,152	123,266
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for the applicable tax jurisdictions.
(2)    The tax impact of acquisition-related expenses, restructuring and the amortization of acquired intangible assets are not material.
(3)    An adjustment to reconcile GAAP net loss per share, which excludes potentially dilutive shares, to non-GAAP earnings per share, which includes potentially dilutive shares.
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
We have historically experienced, and expect in the future to experience, seasonality in entering into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the third and fourth quarters of the year. The increase in customer agreements in the third quarter is primarily attributable to U.S. government and related agencies, and the increase in the fourth quarter is primarily attributable to large enterprise account buying patterns typical in the software industry. We anticipate that these historical trends will be impacted by current macroeconomic conditions and U.S. policy decisions related to the funding of government agencies and the imposition of tariffs, which could lengthen purchasing and approval phases of our sales cycle in 2025. The ratable nature of our subscription revenue makes this seasonality less apparent in our overall financial results.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative and restructuring expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes, stock-based compensation and ordinary course severance. Operating expenses also include depreciation and amortization, allocated overhead costs, including IT and facilities costs, as well as acquisition-related expenses.
Sales and Marketing
Sales and marketing expense consists of personnel costs, sales commissions, marketing programs, travel and entertainment, expenses for conferences, meetings and events, allocated overhead costs and acquisition-related expenses. We capitalize sales commissions, including related fringe benefit costs, and recognize the expense over an estimated period of benefit, which ranges between three and four years for subscription arrangements and five years for perpetual license arrangements. Sales commissions on contract renewals are capitalized and amortized ratably over the contract term, with the exception of contracts with renewal periods that are one year or less, in which case the incremental costs are expensed as incurred. Sales commissions on professional services arrangements are expensed as incurred as the contractual periods of these arrangements are generally less than one year.
We intend to continue to make investments in our sales and marketing teams to increase revenue, further penetrate the market and expand our global customer base. We expect our sales and marketing expense to increase in absolute dollars annually and to be our largest operating expense category for the foreseeable future. However, as our revenue increases, we expect our sales and marketing expense to decrease as a percentage of our revenue in the second half of 2025 and over the long term. Our sales and marketing expense may fluctuate from period to period due to the timing and extent of these expenses, including sales commissions, which may fluctuate depending on the mix of sales and related expense recognition.
Research and Development
Research and development expense consists of personnel costs, software used to develop our products, travel and entertainment, consulting and professional fees for third-party development resources, allocated overhead and acquisition-related expenses. Our research and development expense supports our efforts to continue to add capabilities to our existing products and enable the continued detection of new network vulnerabilities.
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
We expect our general and administrative expense to continue to increase in absolute dollars and decrease as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period due to the timing and extent of these expenses. In the three months ended March 31, 2025 our general and administrative expense included $15.5 million of termination benefits, including cash compensation and accelerated equity award vesting, related to the passing of our Chairman and Chief Executive Officer.
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
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$239,137	$215,961
Cost of revenue(1)	52,460	48,932
Gross profit	186,677	167,029
Operating expenses:
Sales and marketing(1)	103,182	99,825
Research and development(1)	53,223	43,727
General and administrative(1)	47,983	31,018
Restructuring	—	1,389
Total operating expenses	204,388	175,959
Loss from operations	(17,711)	(8,930)
Interest income	4,927	5,624
Interest expense	(7,011)	(8,112)
Other income (expense), net	474	(1,310)
Loss before income taxes	(19,321)	(12,728)
Provision for income taxes	3,614	1,658
Net loss	$(22,935)	$(14,386)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of revenue	$3,315	$2,982
Sales and marketing	16,630	15,300
Research and development	12,967	11,161
General and administrative(2)	22,991	10,276
Total stock-based compensation expense	$55,903	$39,719
_______________
(2)    Stock-based compensation in the three months ended March 31, 2025 includes $14.6 million of expense related to the accelerated equity award vesting of our late CEO.

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue
The following table presents the increase in revenue:

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Subscription revenue	$220,443	$197,635	$22,808	12%
Perpetual license and maintenance revenue	11,552	12,156	(604)	(5)%
Professional services and other revenue	7,142	6,170	972	16%
Revenue	$239,137	$215,961	$23,176	11%
The increase in revenue of $23.2 million included $22.6 million from existing customers as of April 1, 2024 and $0.6 million from new customers. U.S. revenue increased $9.9 million, or 8%. International revenue increased $13.3 million, or 13%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Cost of revenue	$52,460	$48,932	$3,528	7%
Gross profit	186,677	167,029	19,648	12%
Gross margin	78%	77%
The increase in cost of revenue of $3.5 million was primarily due to:
•a $1.2 million increase in amortization of intangible assets due to acquired intangible assets;
•a $1.1 million increase in depreciation expense;
•a $0.9 million increase in personnel costs, including $0.3 million in stock-based compensation; and
•a $0.2 million increase in subscription costs.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Sales and marketing	$103,182	$99,825	$3,357	3%
The increase in sales and marketing expense of $3.4 million was primarily due to:
•a $1.4 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $1.1 million increase in acquisition-related expenses; and
•a $0.9 million increase in sales commissions.

Research and Development

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Research and development	$53,223	$43,727	$9,496	22%
The increase in research and development expense of $9.5 million was primarily due to:
•an $8.4 million increase in personnel costs, including a $1.8 million increase in stock-based compensation;
•a $1.3 million increase in acquisition-related expenses; and
•a $0.4 million increase in allocated overhead; partially offset by
•a $0.3 million decrease in depreciation expense,
•a $0.2 million decrease in third-party cloud infrastructure costs; and
•a $0.1 million increase in tax credits.
General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
General and administrative	$47,983	$31,018	$16,965	55%
The increase in general and administrative expense of $17.0 million was primarily due to:
•a $13.9 million increase in personnel costs, including $15.5 million in termination benefits including cash compensation and accelerated equity award vesting related to the passing of our Chairman and Chief Executive Officer;
•a $2.1 million increase in acquisition-related expenses;
•a $0.7 million increase in professional fees; and
•a $0.2 million increase in allocated overhead.
Restructuring

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Restructuring	$—	$1,389	$(1,389)	(100)%
Restructuring in the prior year included $1.4 million in non-ordinary course severance, employee related benefits and other charges to reorganize business operations.
Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Interest income	$4,927	$5,624	$(697)	(12)%
Interest expense	(7,011)	(8,112)	1,101	(14)%
Other income (expense), net	474	(1,310)	1,784	(136)%

The $0.7 million decrease in interest income was due to a decrease in short-term investments. Interest expense decreased $1.1 million due to a decrease in the interest rate on our Term Loan. Other income, net increased $1.8 million primarily due to foreign exchange gains.
Provision for Income Taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Provision for income taxes	$3,614	$1,658	$1,956	118%
In the three months ended March 31, 2025, the provision for income taxes included:
•$2.1 million of income taxes in foreign jurisdictions in which we conduct business; and
•$1.5 million of discrete items primarily related to withholding taxes on sales to customers.
In the three months ended March 31, 2024, the provision for income taxes included:
•$1.3 million of discrete items primarily related to withholding taxes on sales to customers; and
•$0.4 million income taxes in foreign jurisdictions in which we conduct business.
Liquidity and Capital Resources
At March 31, 2025, we had $233.4 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $226.8 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate and Yankee bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $884.3 million at March 31, 2025.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At March 31, 2025, we had deferred revenue of $808.4 million, of which $633.2 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, acquiring complementary businesses and technology, and repurchasing shares of our common stock. In February 2025, we acquired Vulcan for $148.5 million in cash. We expect to enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights, in the future.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the three months ended March 31, 2025, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Stock Repurchase Plan
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In October 2024, our Board of Directors increased the repurchase authorization by $200 million. Since the inception of the repurchase program and through March 31, 2025, we have purchased a total of 4.3 million shares for $174.9 million.
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
From January to March 2025, interest rates on our Term Loan were between 7.18% and 7.22%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At March 31, 2025, our first lien net leverage ratio was 0.86.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of our Revolving Credit Facility. At March 31, 2025, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$87,407	$50,326
Net cash used in investing activities	(132,123)	(11,580)
Net cash used in financing activities	(50,890)	(14,171)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	400	(1,730)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(95,206)	$22,845
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash used in investing activities increased by $120.5 million, primarily due to a $148.5 million increase in cash paid for acquisitions, a $5.9 million net increase in purchases of property and equipment and a $2.8 million decrease in proceeds from other investments, partially offset by a $34.8 million net decrease in purchases of short-term investments and a $1.9 million decrease in capitalized software development costs in the three months ended March 31, 2025.

Financing Activities
Net cash used in financing activities increased by $36.7 million, primarily due a $35.0 million increase in repurchases of our common stock under our stock repurchase program, a $1.5 million decrease in proceeds from the exercise of stock options and a $0.2 million decrease in proceeds from stock issued in connection with our employee stock purchase program.
Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Microsoft and AWS for cloud services.
At March 31, 2025, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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
Interest Rate Risk
At March 31, 2025, we had $233.4 million of cash and cash equivalents, which consisted of cash deposits, money market funds and U.S. treasury and agency securities. We also had $226.8 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. treasury and agency securities and corporate and Yankee bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to March 2025, interest rates on our Term Loan have been between 7.18% and 7.22%. In April and May 2025, the Term Loan has an interest rate of 7.19%. A one percentage point increase in the rate would increase 2025 interest expense by $2.1 million.
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
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through March 31, 2025, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Co-Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Co-Chief Executive Officer and Chief Financial Officer has concluded that at March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Co-Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Item 1A.    Risk Factors
Except for the risk factors disclosed below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2024 filed with the United States Securities and Exchange Commission ("SEC") on February 24, 2025. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2024. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
A portion of our revenue is generated from subscriptions and perpetual licenses sold to domestic governmental entities, foreign governmental entities and other heavily regulated organizations, which are subject to a number of challenges and risks.
A portion of our revenue is generated from subscriptions and perpetual licenses sold to governmental entities in the United States. Additionally, many of our current and prospective customers, such as those in the financial services, energy, insurance and healthcare industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our enterprise platform. Selling licenses to these entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Governmental demand and payment for our enterprise platform may also be impacted by public sector budgetary cycles and funding authorizations, the operational stability of federal agencies, and the prioritization of cybersecurity and digital infrastructure initiatives. Funding reductions or delays, removal of agency operating budgets or deprioritization of cybersecurity digital infrastructure related initiatives would adversely affect public sector demand for our enterprise platform. For example, the new U.S. presidential administration’s commitment and actions to reduce government spending, including, but not limited to, those driven by The Department of Government Efficiency (DOGE), may impact availability of funding for U.S. government customers as a result of the elimination of departments and personnel. These actions could lead to fewer contract opportunities, elongated sales cycles and procurement decisions, or reduced funding for existing initiatives, which would adversely affect our business and financial performance. In addition, governmental entities have the authority to terminate contracts at any time for the convenience of the government, which creates risk regarding revenue anticipated under our existing government contracts.
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
The global economy, including credit and financial markets, recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, interest rate fluctuations, increased global trade barriers, and uncertainty about economic stability. For example, in recent years the high rates of inflation, high interest rates and concerns about an economic recession in the United States or other major markets resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. In 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. While the Federal Reserve decreased interest rates in 2024, interest rates remain high and the Federal Reserve is not expected to significantly decrease interest rates in the immediate future. Higher interest rates, coupled with reduced government spending and volatility in financial markets, including with respect to foreign exchange, may increase economic uncertainty and affect consumer spending. For example, during periods with a relatively strong U.S. dollar, our products are more expensive for existing and prospective international customers, which has impacted, and in the future could impact the budgets and purchasing decisions of certain of our existing and prospective international customers.
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
In addition, recent tariff actions and escalating trade tensions have contributed to heightened market uncertainty and increased operating costs for certain customers, which may cause private-sector customers to defer or reprioritize purchasing decisions as they assess potential impacts from ongoing trade negotiations and regulatory developments, which could extend enterprise procurement cycles and would adversely impact our business.
In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors.
Trade disputes, trade restrictions, tariffs, and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock. Furthermore, if the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Form 10-K for the year ended December 31, 2024.
Item 2.        Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Issuer Purchases of Equity Securities
A summary of stock repurchases during the three months ended March 31, 2025 is presented below:

(in thousands, except for per share data)	Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan(1)
Shares purchased January 1, 2025 to January 31, 2025	—	$—	—	$185,089
Shares purchased February 1, 2025 to February 28, 2025	524	38.18	524	165,089
Shares purchased March 1, 2025 to March 31, 2025	1,085	36.87	1,085	125,089
	1,609	37.30
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
10.1+#
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
(+)    Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request; provided, however, that Tenable may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.
(#)    Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because the registrant customarily and actually treats such omitted information as private or confidential and because such omitted information is not material.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENABLE HOLDINGS, INC.

Date:	May 6, 2025	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Co-Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date:	May 6, 2025	By:	/s/ J. Barron Anschutz
J. Barron Anschutz
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)