Form 10-Q
period 2025-06-30
Tenable Holdings, Inc.
filed 2025-08-08
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of July 31, 2025 was 121,094,958.

TENABLE HOLDINGS, INC.

Where You Can Find More Information
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investors.tenable.com), our filings with the Securities and Exchange Commission (SEC), our website, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues, and for complying with our disclosure obligations under Regulation FD. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website, in addition to following our SEC filings, our webcasts, press releases, and conference calls. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$175,025	$328,647
Short-term investments	211,489	248,547
Accounts receivable (net of allowance for doubtful accounts of $691 and $525 at June 30, 2025 and December 31, 2024, respectively)	181,114	258,734
Deferred commissions	50,785	51,791
Prepaid expenses and other current assets	54,079	53,026
Total current assets	672,492	940,745
Property and equipment, net	42,577	39,265
Deferred commissions (net of current portion)	64,274	67,914
Operating lease right-of-use assets	36,880	45,139
Acquired intangible assets, net	128,860	94,461
Goodwill	697,769	541,292
Other assets	13,720	13,303
Total assets	$1,656,572	$1,742,119

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,828	$19,981
Accrued compensation	55,574	55,784
Deferred revenue	624,548	650,372
Operating lease liabilities	7,138	6,801
Other current liabilities	7,179	5,154
Total current liabilities	713,267	738,092
Deferred revenue (net of current portion)	173,261	182,815
Term loan, net of issuance costs (net of current portion)	355,439	356,705
Operating lease liabilities (net of current portion)	54,059	56,224
Other liabilities	9,847	8,329
Total liabilities	1,305,873	1,342,165

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 127,352 and 122,371 shares issued at June 30, 2025 and December 31, 2024, respectively)	1,274	1,224
Additional paid-in capital	1,489,379	1,374,659
Treasury stock (at cost: 6,365 and 2,673 shares at June 30, 2025 and December 31, 2024, respectively)	(241,239)	(114,911)
Accumulated other comprehensive income	262	318
Accumulated deficit	(898,977)	(861,336)
Total stockholders’ equity	350,699	399,954
Total liabilities and stockholders’ equity	$1,656,572	$1,742,119
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$247,295	$221,241	$486,432	$437,202
Cost of revenue	54,434	48,798	106,894	97,730
Gross profit	192,861	172,443	379,538	339,472
Operating expenses:
Sales and marketing	107,091	101,129	210,273	200,954
Research and development	59,236	45,149	112,459	88,876
General and administrative	33,982	30,302	81,965	61,320
Restructuring	—	4,681	—	6,070
Total operating expenses	200,309	181,261	404,697	357,220
Loss from operations	(7,448)	(8,818)	(25,159)	(17,748)
Interest income	4,080	5,974	9,007	11,598
Interest expense	(7,139)	(8,073)	(14,150)	(16,185)
Other income (expense), net	25	93	499	(1,217)
Loss before income taxes	(10,482)	(10,824)	(29,803)	(23,552)
Provision for income taxes	4,224	3,748	7,838	5,406
Net loss	$(14,706)	$(14,572)	$(37,641)	$(28,958)

Net loss per share, basic and diluted	$(0.12)	$(0.12)	$(0.31)	$(0.25)
Weighted-average shares used to compute net loss per share, basic and diluted	120,979	118,681	120,533	118,111
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(14,706)	$(14,572)	$(37,641)	$(28,958)
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale securities, net	(66)	(86)	(56)	(309)
Other comprehensive loss	(66)	(86)	(56)	(309)
Comprehensive loss	$(14,772)	$(14,658)	$(37,697)	$(29,267)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Common Stock			Treasury Stock		Accumulated Deficit
(in thousands)	Shares	Amount
Balance at March 31, 2025	124,484	$1,245	$1,440,770	$(174,911)	$328	$(884,271)	$383,161
Exercise of stock options	1,964	20	1,820	—	—	—	1,840
Vesting of restricted stock units	698	7	(7)	—	—	—	—
Vesting of performance stock units	17	—	—	—	—	—	—
Issuance of restricted stock awards	187	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	2	—	11	—	—	—	11
Taxes paid related to net share settlement of equity awards	—	—	—	(1,329)	—	—	(1,329)
Purchase of treasury stock	—	—	—	(64,999)	—	—	(64,999)
Fair value of replacement equity attributable to pre-acquisition service	—	—	111	—	—	—	111
Stock-based compensation	—	—	46,676	—	—	—	46,676
Other comprehensive loss	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	(14,706)	(14,706)
Balance at June 30, 2025	127,352	$1,274	$1,489,379	$(241,239)	$262	$(898,977)	$350,699

Balance at December 31, 2024	122,371	$1,224	$1,374,659	$(114,911)	$318	$(861,336)	$399,954
Exercise of stock options	2,016	20	2,167	—	—	—	2,187
Vesting of restricted stock units	2,297	23	(23)	—	—	—	—
Vesting of performance stock units	180	2	(2)	—	—	—	—
Issuance of restricted stock awards	187	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	301	3	9,709	—	—	—	9,712
Taxes paid related to net share settlement of equity awards	—	—	—	(1,329)	—	—	(1,329)
Purchase of treasury stock	—	—	—	(124,999)	—	—	(124,999)
Fair value of replacement equity attributable to pre-acquisition service	—	—	146	—	—	—	146
Stock-based compensation	—	—	102,725	—	—	—	102,725
Other comprehensive loss	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	(37,641)	(37,641)
Balance at June 30, 2025	127,352	$1,274	$1,489,379	$(241,239)	$262	$(898,977)	$350,699

Balance at March 31, 2024	119,625	$1,196	$1,237,283	$(39,925)	$(185)	$(839,421)	$358,948
Exercise of stock options	192	1	2,260	—	—	—	2,261
Vesting of restricted stock units	623	7	(7)	—	—	—	—
Vesting of performance stock units	21	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	(6)	—	—	—	(6)
Purchase of treasury stock	—	—	—	(25,000)	—	—	(25,000)
Fair value of replacement equity attributable to pre-acquisition service	—	—	42	—	—	—	42
Stock-based compensation	—	—	41,974	—	—	—	41,974
Other comprehensive loss	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	(14,572)	(14,572)
Balance at June 30, 2024	120,461	$1,205	$1,281,545	$(64,925)	$(271)	$(853,993)	$363,561

Balance at December 31, 2023	117,504	$1,175	$1,185,100	$(14,934)	$38	$(825,035)	$346,344
Exercise of stock options	647	6	4,129	—	—	—	4,135
Vesting of restricted stock units	1,936	20	(20)	—	—	—	—
Vesting of performance stock units	69	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	305	3	9,875	—	—	—	9,878
Purchase of treasury stock	—	—	—	(49,991)	—	—	(49,991)
Fair value of replacement equity attributable to pre-acquisition service	—	—	42	—	—	—	42
Stock-based compensation	—	—	82,420	—	—	—	82,420
Other comprehensive loss	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	—	(28,958)	(28,958)
Balance at June 30, 2024	120,461	$1,205	$1,281,545	$(64,925)	$(271)	$(853,993)	$363,561
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(37,641)	$(28,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,680	15,864
Stock-based compensation	102,429	81,117
Net accretion of discounts and amortization of premiums on short-term investments	(1,975)	(4,378)
Amortization of debt issuance costs	707	662
Restructuring	—	4,528
Other	1,496	2,184
Changes in operating assets and liabilities:
Accounts receivable	79,766	40,462
Prepaid expenses and other assets	5,092	18,105
Accounts payable, accrued expenses and accrued compensation	(4,120)	(20,162)
Deferred revenue	(43,107)	(24,807)
Other current and noncurrent liabilities	6,543	(2,867)
Net cash provided by operating activities	129,870	81,750

Cash flows from investing activities:
Purchases of property and equipment	(10,901)	(1,191)
Capitalized software development costs	(1,323)	(4,767)
Purchases of short-term investments	(83,338)	(160,405)
Sales and maturities of short-term investments	122,314	147,778
Proceeds from other investments	664	3,512
Purchases of other investments	—	(250)
Business combinations, net of cash acquired	(196,182)	(29,162)
Net cash used in investing activities	(168,766)	(44,485)

Cash flows from financing activities:
Payments on term loan	(1,875)	(1,875)
Proceeds from stock issued in connection with the employee stock purchase plan	9,712	9,878
Proceeds from the exercise of stock options	2,187	4,135
Payments for taxes related to net share settlement of equity awards	(1,329)	—
Purchase of treasury stock	(124,999)	(49,991)
Net cash used in financing activities	(116,304)	(37,853)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,578	(3,077)
Net decrease in cash and cash equivalents and restricted cash	(153,622)	(3,665)
Cash and cash equivalents and restricted cash at beginning of period	328,647	237,132
Cash and cash equivalents and restricted cash at end of period	$175,025	$233,467

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,433	$15,450
Cash paid for income taxes, net of refunds	6,025	5,737
Supplemental cash flow information related to leases:
Cash payments for operating leases	$5,413	$4,640
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
The results for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the six months ended June 30, 2025, there were no material changes to our significant accounting policies from those described in our 10-K.
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
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Subscription revenue	$228,031	$202,538	$448,474	$400,173
Perpetual license and maintenance revenue	11,411	12,016	22,963	24,172
Professional services and other revenue	7,853	6,687	14,995	12,857
Revenue	$247,295	$221,241	$486,432	$437,202
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. Revenue derived through our channel network comprised 94% of revenue in the three and six months ended June 30, 2025 and 94% and 92% of revenue in the three and six months ended June 30, 2024, respectively. One of our distributors accounted for 32% of revenue in the three and six months ended June 30, 2025 and 34% of revenue in the three and six months ended June 30, 2024. That same distributor accounted for 31% and 29% of accounts receivable at June 30, 2025 and December 31, 2024, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025 and 2024, we recognized revenue of $231.1 million, $205.1 million, $412.0 million and $368.7 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

Remaining Performance Obligations
The following summarizes the future estimated revenue related to unsatisfied performance obligations:

	June 30,
(in thousands)	2025	2024
Remaining performance obligations, short-term	$641,918	$572,015
Remaining performance obligations, long-term	247,225	175,526
Remaining performance obligations	$889,143	$747,541
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$116,829	$117,615	$119,705	$121,953
Capitalization of contract acquisition costs	12,544	11,466	23,738	20,501
Amortization of deferred contract acquisition costs	(14,314)	(13,552)	(28,384)	(26,925)
Ending balance	$115,059	$115,529	$115,059	$115,529
3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	June 30, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$29,441	$—	$—	$29,441
Total cash equivalents	$29,441	$—	$—	$29,441

Short-term investments
Commercial paper	$5,390	$1	$—	$5,391
Corporate bonds	94,042	166	(4)	94,204
Asset backed securities	24,328	17	(3)	24,342
Yankee bonds	7,678	10	—	7,688
U.S. Treasury and agency obligations	79,789	89	(14)	79,864
Total short-term investments	$211,227	$283	$(21)	$211,489

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$190,750	$—	$—	$190,750
Total cash equivalents	$190,750	$—	$—	$190,750

Short-term investments
Commercial paper	$41,610	$—	$(6)	$41,604
Corporate bonds	95,267	208	(65)	95,410
Asset backed securities	30,740	63	(7)	30,796
Yankee bonds	13,998	16	(7)	14,007
U.S. Treasury and agency obligations	66,614	155	(39)	66,730
Total short-term investments	$248,229	$442	$(124)	$248,547
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At June 30, 2025 and December 31, 2024, our unrealized losses were due to rising market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.
The contractual maturities of our short-term investments are as follows:

	June 30, 2025		December 31, 2024
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$164,340	$164,511	$204,156	$204,532
Due between one and two years	46,887	46,978	44,073	44,015
Total short-term investments	$211,227	$211,489	$248,229	$248,547
At June 30, 2025 and December 31, 2024, cash and cash equivalents included $8.5 million and $8.2 million, respectively, of restricted cash related to collateral for outstanding letters of credit and an operating lease.
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
•Level 3 — Unobservable inputs.

The following tables summarize assets that are measured at fair value on a recurring basis:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$29,441	$—	$—	$29,441
Total cash equivalents	$29,441	$—	$—	$29,441

Short-term investments
Commercial paper	$—	$5,391	$—	$5,391
Corporate bonds	—	94,204	—	94,204
Asset backed securities	—	24,342	—	24,342
Yankee bonds	—	7,688	—	7,688
U.S. Treasury and agency obligations	—	79,864	—	79,864
Total short-term investments	$—	$211,489	$—	$211,489

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$190,750	$—	$—	$190,750
Total cash equivalents	$190,750	$—	$—	$190,750

Short-term investments
Commercial paper	$—	$41,604	$—	$41,604
Corporate bonds	—	95,410	—	95,410
Asset backed securities	—	30,796	—	30,796
Yankee bonds	—	14,007	—	14,007
U.S. Treasury and agency obligations	—	66,730	—	66,730
Total short-term investments	$—	$248,547	$—	$248,547
Other Investments
Our investments in privately held securities were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Equity securities	$6,702	$6,701
Debt and other securities	1,206	1,871
Total other investments	$7,908	$8,572
Other investments are classified as Level 3 as they do not have readily determinable market values.
In the six months ended June 30, 2025, we received $0.7 million in proceeds from one of our SAFE investments and subsequently collected the remaining $0.2 million.
We did not have any liabilities measured and recorded at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Computer software and equipment	$21,462	$21,051
Internally developed software	40,476	39,944
Furniture and fixtures	5,772	5,140
Leasehold improvements	32,756	24,524
Total	100,466	90,659
Less: accumulated depreciation and amortization	(57,889)	(51,394)
Property and equipment, net	$42,577	$39,265
Depreciation and amortization related to property and equipment was $4.3 million, $2.8 million, $8.3 million and $6.4 million in the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025 and 2024, respectively.
In the three months ended June 30, 2024, we recorded a $4.5 million impairment for furniture and fixtures and leasehold improvements. See Note 7 for additional information.
6. Acquisitions, Goodwill and Intangible Assets
Acquisitions
In June 2025, we acquired Apex Security, Inc. ("Apex"), an innovator in securing the rapidly expanding AI attack surface. This acquisition is expected to strengthen our ability to help organizations identify and reduce cyber risk, adding the ability to govern usage, enforce policy, and control exposure across both the AI that organizations use and the AI they build. We acquired 100% of Apex's equity through a share purchase agreement for total consideration of $47.8 million, including $47.7 million in cash, net of $2.0 million cash acquired, and $0.1 million fair value of replacement equity.
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
Cash consideration, net of cash acquired, was preliminarily allocated as follows:

(in thousands)	Apex	Vulcan
Accounts receivable	$62	$2,158
Intangible assets	6,800	40,000
Goodwill	41,288	115,189
Deferred revenue	(34)	(7,695)
Other liabilities, net	(333)	(1,107)
Total purchase price	$47,783	$148,545
Intangible assets acquired during the six months ended June 30, 2025 included Apex's proprietary technology for $6.8 million with an estimated useful life of 5 years and Vulcan's proprietary technology for $40.0 million with an estimated useful life of 7 years.
We are still finalizing the allocation of the purchase price for Vulcan and Apex, which may change as additional information becomes available, including the valuation of acquired intangible assets, working capital and income taxes.

The results of operations of Vulcan and Apex are included in our consolidated statements of operations from the acquisition date and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statement of operations.
Acquisition-related expenses are included in our consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Sales and marketing	$258	$49	$1,312	$49
Research and development	532	—	1,771	(20)
General and administrative	1,291	714	3,619	895
Total acquisition-related expenses	$2,081	$763	$6,702	$924
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2024	$541,292
Acquired goodwill	156,477
Balance at June 30, 2025	$697,769
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling new capabilities from Vulcan and Apex to our customers. Acquired goodwill is generally not tax deductible.
Acquired intangible assets subject to amortization are as follows:

	June 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$196,237	$(67,377)	$128,860	$149,437	$(54,976)	$94,461
Trade name	490	(490)	—	490	(490)	—
	$196,727	$(67,867)	$128,860	$149,927	$(55,466)	$94,461
Amortization of acquired intangible assets was $6.5 million, $4.8 million, $12.4 million and $9.4 million in the three months ended June 30, 2025 and 2024, and the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, our acquired intangible assets are expected to be amortized over an estimated remaining weighted average period of 5.4 years.

At June 30, 2025, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2025(1)	$13,565
2026	26,944
2027	24,915
2028	21,872
2029	18,252
Thereafter	23,312
Total	$128,860
_______________
(1)    Represents the six months ending December 31, 2025.
7. Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost(1)	$2,830	$1,890	$5,233	$3,785
_______________
(1)    Excludes sublease income.
In June 2024, we executed a sublease of a portion of our corporate headquarters through February 2032 and recognized $4.5 million of restructuring expense related to the associated impairment of leasehold improvements and furniture and fixtures.
Sublease income, which is recorded as a reduction of rent expense, was $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively.
Rent expense for short-term leases in the three and six months ended June 30, 2025 and 2024 was not material.
Supplemental information related to leases was as follows:

	June 30, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term	6.1 years	6.5 years
Weighted average discount rate	6.2%	6.1%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
ROU assets obtained in exchange for lease obligations
Operating leases	$359	$806	$359	$806

Maturities of operating lease liabilities at June 30, 2025 were as follows:

(in thousands)
Year ending December 31,
2025(1)	$4,270
2026	12,694
2027	12,119
2028	11,461
2029	11,095
Thereafter	22,567
Total lease payments	74,206
Less: Imputed interest	(13,009)
Total	$61,197
_______________
(1)    Represents the six months ending December 31, 2025.
Operating lease payments in the table above do not include $0.9 million, $1.7 million, $1.8 million, $1.9 million, $1.9 million and $4.5 million of sublease payments we expect to receive in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	June 30, 2025
Term loan	$361,875
Less: Unamortized debt discount and issuance costs	(3,894)
Term loan, net of issuance costs	357,981
Less: Term loan, net, current (1)	(2,542)
Term loan, net of issuance costs (net of current portion)	$355,439
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
Our Term Loan is recorded at its carrying value. At June 30, 2025, the fair value of our Term Loan was approximately $361.9 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of the Term Loan at June 30, 2025 were as follows:

(in thousands)
Year ending December 31,
2025(1)	$1,875
2026	3,750
2027	3,750
2028	352,500
Total	$361,875
_______________
(1)    Represents the six months ending December 31, 2025.
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At June 30, 2025, our first lien net leverage ratio was 0.88.
At June 30, 2025, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At June 30, 2025, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend €28.5 million. If we do not meet our commitment by the end of the term, we will be required to pay the difference. As of June 30, 2025, we have spent €10.5 million of our commitment.
In July 2024, we entered into a new contract with Amazon Web Services, Inc. ("AWS") for cloud services, in which we committed to spend $59.7 million, $77.6 million and $93.0 million in years one, two and three, respectively, for a total commitment of $230.3 million from August 2024 to July 2027. As of June 30, 2025, we have met our first year commitment.
Letters of Credit
At June 30, 2025, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for $5.5 million of our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$3,460	$3,288	$6,775	$6,270
Sales and marketing	17,818	16,276	34,448	31,576
Research and development	15,300	11,799	28,267	22,960
General and administrative(1)	9,948	10,035	32,939	20,311
Total stock-based compensation expense	$46,526	$41,398	$102,429	$81,117
_______________
(1)    Stock-based compensation in the six months ended June 30, 2025 includes $14.6 million of expense related to the accelerated vesting of equity awards for our late CEO.

A summary of the unrecognized stock-based compensation expense related to unvested stock at June 30, 2025 is presented below:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Estimated Weighted Average Period (in years)
Restricted stock units ("RSUs")	$372,658	2.9
Performance stock units ("PSUs")	7,568	3.4
Restricted stock	10,361	2.1
2018 Employee Stock Purchase Plan ("2018 ESPP")	11,797	0.9
Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	187	$45.67	7,209	$45.01	300	$45.78
Granted	187	32.83	5,559	37.27	200	38.37
Performance adjustment(1)	—	—	—	—	(6)	47.20
Vested	(62)	45.67	(2,297)	45.45	(180)	46.01
Forfeited	—	—	(411)	43.67	—	—
Unvested balance at June 30, 2025	312	37.96	10,060	40.69	314	40.88
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.
In January 2025, under the evergreen provision in our 2018 Equity Incentive Plan we reserved an additional 6.0 million shares of our common stock. At June 30, 2025, there were 27.2 million shares available for grant under the plan.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	4,051	$9.26	2.6	$122,024
Exercised(1)	(2,501)	7.30		64,874
Forfeited/canceled	—	—		—
Outstanding and exercisable at June 30, 2025	1,550	12.43	2.5	33,095
_______________
(1)    Includes 485 options netted for option costs and 40 shares repurchased to cover taxes.
2018 Employee Stock Purchase Plan
In the six months ended June 30, 2025, employees purchased 0.3 million shares of our common stock at a weighted average price of $32.42 per share, resulting in $9.7 million of cash proceeds. At June 30, 2025, there was $6.4 million of employee contributions to the 2018 ESPP included in accrued compensation.

The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Six Months Ended June 30,
	2025	2024
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	30.6% — 38.2%	41.1% — 51.4%
Risk-free interest rate	3.9% — 4.2%	4.4% — 5.1%
Expected dividend yield	—	—
Under the evergreen provision in our 2018 ESPP, in January 2025 we reserved an additional 1.8 million shares of our common stock. At June 30, 2025, there were 11.5 million shares reserved for issuance under our 2018 ESPP.
11. Income Taxes
In the six months ended June 30, 2025, the provision for income taxes included $5.1 million of income taxes in foreign jurisdictions in which we conduct business and $2.7 million of discrete items primarily related to withholding taxes on sales to customers.
In the six months ended June 30, 2024, the provision for income taxes included $2.1 million of income taxes in foreign jurisdictions in which we conduct business, $1.7 million of Base Erosion and Anti-Abuse Tax and $1.6 million of discrete items primarily related to withholding taxes on sales to customers.
Recent legislation enacted in the United States includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of this legislation on our consolidated financial statements and disclosures.
12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net loss	$(14,706)	$(14,572)	$(37,641)	$(28,958)

Weighted-average shares used to compute net loss per share, basic and diluted	120,979	118,681	120,533	118,111
Net loss per share, basic and diluted	$(0.12)	$(0.12)	$(0.31)	$(0.25)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	June 30,
(in thousands)	2025	2024
RSUs	10,060	8,466
Stock options	1,550	4,448
Shares to be issued under the 2018 ESPP	194	155
PSUs	114	179
Restricted stock	312	249
Total	12,230	13,497
13. Segment and Geographic Information
Segment Information
We operate as one operating segment. Our chief operating decision makers ("CODMs") are our Co-Chief Executive Officers. Our CODMs review GAAP and non-GAAP financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance, including cost of sales expense, sales and marketing expense, research and development expense, general and administrative expense, income (loss) from operations and net income (loss) to assess our operating performance. Significant segment expenses are inherently reflected in the consolidated financial statements.
Geographic Information
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
The Americas	$152,213	$136,754	$299,944	$271,237
Europe, Middle East and Africa	66,924	59,320	131,031	116,358
Asia Pacific	28,158	25,167	55,457	49,607
Revenue	$247,295	$221,241	$486,432	$437,202
Customers located in the United States accounted for 53% of revenue in the three and six months ended June 30, 2025 and 54% of revenue in the three and six months ended June 30, 2024. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	June 30, 2025	December 31, 2024
United States	$27,514	$33,101
International	15,063	6,164
Property and equipment, net	$42,577	$39,265

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and (2) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 10-K, filed with the Securities and Exchange Commission, or the SEC, on February 24, 2025. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item IA of the 10-K, in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Tenable One is an AI-powered exposure management platform that gives enterprises a single, unified view of risk across all types of assets and attack pathways. The platform combines broad, industry-leading vulnerability coverage, spanning IT assets, cloud resources, containers, web apps, identity systems and third-party data connectors. Tenable One builds on the speed and breadth of vulnerability coverage from our research team of cybersecurity and data science experts, or Tenable Research, and adds aggregated exposure view analytics, guidance on mitigating attack pathways and a centralized asset inventory. It leverages AI, and machine learning, or ML, rapidly analyzing and interpreting vast data sets to pinpoint priority weaknesses and high-risk attack paths, deliver recommendations and automate routine tasks.
Tenable One integrates Tenable Vulnerability Management, Tenable Web App Scanning, Tenable Cloud Security, Tenable Identity Exposure, Tenable OT Security, Tenable Attack Surface Management, Tenable One Connectors and Tenable Security Center. Our products, including Nessus are also offered on a standalone basis.
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

Financial Highlights
Below are our key financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$247,295	$221,241	$486,432	$437,202
Loss from operations	(7,448)	(8,818)	(25,159)	(17,748)
Net loss	(14,706)	(14,572)	(37,641)	(28,958)
Net loss per share, basic and diluted	(0.12)	(0.12)	(0.31)	(0.25)
Net cash provided by operating activities	42,463	31,424	129,870	81,750
Purchases of property and equipment	(4,348)	(526)	(10,901)	(1,191)
Capitalized software development costs	(699)	(2,235)	(1,323)	(4,767)
Recurring revenue, which includes revenue from subscription arrangements for software (both recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 96% of revenue in the three and six months ended June 30, 2025 and 2024.
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$247,295	$221,241	$486,432	$437,202
Deferred revenue (current), end of period	624,548	562,587	624,548	562,587
Deferred revenue (current), beginning of period(1)	(633,258)	(562,683)	(657,035)	(580,887)
Calculated current billings	$238,585	$221,145	$453,945	$418,902
_______________
(1)    Deferred revenue (current), beginning of period for the three months ended June 30, 2025 and 2024, and the six months ended June 30, 2025 and 2024 includes $0.1 million, $0.1 million, $6.7 million and $0.1 million, respectively, related to acquired deferred revenue.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$42,463	$31,424	$129,870	$81,750
Purchases of property and equipment	(4,348)	(526)	(10,901)	(1,191)
Capitalized software development costs	(699)	(2,235)	(1,323)	(4,767)
Free cash flow(1)	$37,416	$28,663	$117,646	$75,792
_______________
(1)    Free cash flow for the periods presented was impacted by:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cash paid for interest and other financing costs	$(6,859)	$(7,839)	$(13,433)	$(15,450)
Employee stock purchase plan activity	4,923	3,702	(490)	(2,630)
Acquisition-related expenses	(1,630)	(197)	(4,819)	(663)
Restructuring	—	(1,597)	—	(5,419)

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

	Three Months Ended June 30,
	2025	2024	Change (%)
Number of new enterprise platform customers added in period	367	408	(10)%

	June 30,
	2025	2024	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	2,118	1,793	18%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	June 30,
	2025	2024
Dollar-based net expansion rate	107%	109%
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
The following table presents a reconciliation of loss from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Loss from operations	$(7,448)	$(8,818)	(25,159)	(17,748)
Stock-based compensation	46,526	41,398	102,429	81,117
Acquisition-related expenses	2,081	763	6,702	924
Restructuring	—	4,681	—	6,070
Amortization of acquired intangible assets	6,537	4,760	12,401	9,429
Non-GAAP income from operations	$47,696	$42,784	$96,373	$79,792

Operating margin	(3)%	(4)%	(5)%	(4)%
Non-GAAP operating margin	19%	19%	20%	18%
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

The following table presents a reconciliation of net loss and net loss per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2025	2024	2025	2024
Net loss	$(14,706)	$(14,572)	$(37,641)	$(28,958)
Stock-based compensation	46,526	41,398	102,429	81,117
Tax impact of stock-based compensation(1)	1,041	1,175	1,896	98
Acquisition-related expenses(2)	2,081	763	6,702	924
Restructuring(2)	—	4,681	—	6,070
Amortization of acquired intangible assets(2)	6,537	4,760	12,401	9,429
Tax impact of acquisitions	(42)	(43)	(100)	(78)
Non-GAAP net income	$41,437	$38,162	$85,687	$68,602

Net loss per share, diluted	$(0.12)	$(0.12)	$(0.31)	$(0.25)
Stock-based compensation	0.38	0.35	0.85	0.69
Tax impact of stock-based compensation(1)	0.01	0.01	0.02	—
Acquisition-related expenses(2)	0.02	—	0.05	0.01
Restructuring(2)	—	0.04	—	0.05
Amortization of acquired intangible assets(2)	0.05	0.04	0.10	0.08
Tax impact of acquisitions	—	—	—	—
Adjustment to diluted earnings per share(3)	—	(0.01)	(0.02)	(0.02)
Non-GAAP earnings per share, diluted	$0.34	$0.31	$0.69	$0.56

Weighted-average shares used to compute GAAP net loss per share, diluted	120,979	118,681	120,533	118,111

Weighted-average shares used to compute non-GAAP earnings per share, diluted	122,875	123,056	123,516	123,161
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
We have historically experienced, and expect in the future to experience, seasonality in entering into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the third and fourth quarters of the year. The increase in customer agreements in the third quarter is primarily attributable to U.S. government and related agencies, and the increase in the fourth quarter is primarily attributable to large enterprise account buying patterns typical in the software industry. We anticipate that these historical trends will be impacted by current macroeconomic conditions and U.S. policy decisions related to the funding of government agencies and the imposition of tariffs, which may lengthen purchasing and approval phases of our sales cycle in 2025. The ratable nature of our subscription revenue makes this seasonality less apparent in our overall financial results.
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
We expect our general and administrative expense to continue to increase in absolute dollars and decrease as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period due to the timing and extent of these expenses. In the six months ended June 30, 2025 our general and administrative expense included $15.5 million of termination benefits, including cash compensation and accelerated equity award vesting, related to the passing of our Chairman and Chief Executive Officer.
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
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$247,295	$221,241	$486,432	$437,202
Cost of revenue(1)	54,434	48,798	106,894	97,730
Gross profit	192,861	172,443	379,538	339,472
Operating expenses:
Sales and marketing(1)	107,091	101,129	210,273	200,954
Research and development(1)	59,236	45,149	112,459	88,876
General and administrative(1)	33,982	30,302	81,965	61,320
Restructuring	—	4,681	—	6,070
Total operating expenses	200,309	181,261	404,697	357,220
Loss from operations	(7,448)	(8,818)	(25,159)	(17,748)
Interest income	4,080	5,974	9,007	11,598
Interest expense	(7,139)	(8,073)	(14,150)	(16,185)
Other income (expense), net	25	93	499	(1,217)
Loss before income taxes	(10,482)	(10,824)	(29,803)	(23,552)
Provision for income taxes	4,224	3,748	7,838	5,406
Net loss	$14,706	$14,572	$37,641	$28,958
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$3,460	$3,288	$6,775	$6,270
Sales and marketing	17,818	16,276	34,448	31,576
Research and development	15,300	11,799	28,267	22,960
General and administrative(2)	9,948	10,035	32,939	20,311
Total stock-based compensation expense	$46,526	$41,398	$102,429	$81,117
_______________
(2)    Stock-based compensation in the six months ended June 30, 2025 includes $14.6 million of expense related to the accelerated equity award vesting of our late CEO.

Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue
The following table presents the increase in revenue:

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Subscription revenue	$228,031	$202,538	$25,493	13%
Perpetual license and maintenance revenue	11,411	12,016	(605)	(5)%
Professional services and other revenue	7,853	6,687	1,166	17%
Revenue	$247,295	$221,241	$26,054	12%
The increase in revenue of $26.1 million included $24.1 million from existing customers as of July 1, 2024 and $2.0 million from new customers. U.S. revenue increased $12.7 million, or 11%. International revenue increased $13.4 million, or 13%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Cost of revenue	$54,434	$48,798	$5,636	12%
Gross profit	192,861	172,443	20,418	12%
Gross margin	78%	78%
The increase in cost of revenue of $5.6 million was primarily due to:
•a $1.8 million increase in amortization of intangible assets due to acquired intangible assets;
•a $1.3 million increase in depreciation and amortization expense;
•a $1.1 million increase in third-party cloud costs;
•a $0.6 million increase in personnel costs, including $0.2 million in stock-based compensation;
•a $0.3 million increase in subscription costs; and
•a $0.2 million increase in allocated overhead.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Sales and marketing	$107,091	$101,129	$5,962	6%
The increase in sales and marketing expense of $6.0 million was primarily due to:
•a $2.2 million increase in personnel costs, including $1.5 million in stock-based compensation;
•a $1.3 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $1.2 million increase in sales commissions;
•a $1.0 million increase in selling expenses; and
•a $0.2 million increase in acquisition-related expenses.

Research and Development

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Research and development	$59,236	$45,149	$14,087	31%
The increase in research and development expense of $14.1 million was primarily due to:
•a $12.0 million increase in personnel costs, including a $3.5 million increase in stock-based compensation;
•a $1.0 million increase in allocated overhead;
•a $0.5 million increase in acquisition-related expenses;
•a $0.4 million increase in third-party cloud infrastructure costs; and
•a $0.3 million increase in software subscription costs.
General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
General and administrative	$33,982	$30,302	$3,680	12%
The increase in general and administrative expense of $3.7 million was primarily due to:
•a $1.9 million increase in personnel costs;
•a $0.6 million increase in acquisition-related expenses;
•a $0.6 million increase in professional fees;
•a $0.3 million increase in travel and meeting costs; and
•a $0.2 million increase in indirect taxes such as VAT.
Restructuring

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Restructuring	$—	$4,681	$(4,681)	(100)%
Restructuring in the prior year included a $4.5 million non-cash impairment of leasehold improvements and furniture and fixtures that was recorded in connection with the sublease of a portion of our headquarters.
Interest Income, Interest Expense and Other Income, Net

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Interest income	$4,080	$5,974	$(1,894)	(32)%
Interest expense	(7,139)	(8,073)	934	(12)%
Other income, net	25	93	(68)	(73)%
The $1.9 million decrease in interest income was due to a decrease in short-term investments. Interest expense decreased $0.9 million due to a decrease in the interest rate on our Term Loan. The $0.1 million decrease in Other income, net was primarily due to lower foreign exchange losses of $1.2 million and a $1.5 million gain on conversion of one of our SAFE investments in the prior year.

Provision for Income Taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Provision for income taxes	$4,224	$3,748	$476	13%
In the three months ended June 30, 2025, the provision for income taxes included:
•$3.0 million of income taxes in foreign jurisdictions in which we conduct business; and
•$1.2 million of discrete items primarily related to withholding taxes on sales to customers.
In the three months ended June 30, 2024, the provision for income taxes included:
•$1.7 million of income taxes in foreign jurisdictions in which we conduct business;
•$1.2 million related to Base Erosion and Anti-Abuse Tax; and
•$0.8 million of discrete items primarily related to withholding taxes on sales to customers.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue
The following table presents the increase in revenue:

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Subscription revenue	$448,474	$400,173	$48,301	12%
Perpetual license and maintenance revenue	22,963	24,172	(1,209)	(5)%
Professional services and other revenue	14,995	12,857	2,138	17%
Revenue	$486,432	$437,202	$49,230	11%
The increase in revenue of $49.2 million included $46.6 million from existing customers as of July 1, 2024, and $2.6 million from new customers. U.S. revenue increased $22.6 million, or 10%. International revenue increased $26.6 million, or 13%.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Cost of revenue	$106,894	$97,730	$9,164	9%
Gross profit	379,538	339,472	40,066	12%
Gross margin	78%	78%
The increase in cost of revenue of $9.2 million was primarily due to:
•a $3.0 million increase in amortization of intangible assets due to acquired intangible assets;
•a $2.4 million increase in depreciation and amortization expenses;
•a $1.6 million increase in personnel costs, including a $0.5 million increase in stock-based compensation;
•a $1.2 million increase in third-party cloud infrastructure costs;
•a $0.5 million increase in software subscription costs;
•a $0.2 million increase in allocated overhead; and

•a $0.2 million increase in professional fees.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Sales and marketing	$210,273	$200,954	$9,319	5%
The increase in sales and marketing expense of $9.3 million was primarily due to:
•a $2.7 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $2.4 million increase in personnel costs, primarily stock-based compensation;
•a $2.1 million increase in sales commissions;
•a $1.5 million increase in selling expenses; and
•a $1.3 million increase in acquisition-related expenses; partially offset by
•a $0.4 million decrease in depreciation expense; and
•a $0.3 million decrease in allocated overhead.
Research and Development

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Research and development	$112,459	$88,876	$23,583	27%
The increase in research and development expense of $23.6 million was primarily due to:
•a $20.4 million increase in personnel costs, largely due to an increase in headcount from recent acquisitions, and including a $5.3 million increase in stock-based compensation;
•a $1.8 million increase in acquisition-related expenses;
•a $1.4 million increase in allocated overhead; and
•a $0.5 million increase in software subscription costs; partially offset by
•a $0.2 million decrease in travel and meeting costs.
General and Administrative

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
General and administrative	$81,965	$61,320	$20,645	34%
The increase in general and administrative expense of $20.6 million was primarily due to:
•a $15.8 million increase in personnel costs, including $15.5 million in termination benefits including cash compensation and accelerated equity award vesting related to the passing of our Chairman and Chief Executive Officer;
•a $2.7 million increase in acquisition-related expenses;
•a $1.2 million increase in professional fees;
•a $0.4 million increase in travel and meeting costs;

•a $0.1 million increase in indirect taxes such as VAT; and
•a $0.1 million increase in software subscription costs.
Restructuring

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Restructuring	$—	$6,070	$(6,070)	(100)%
Restructuring in the prior year included a $4.5 million non-cash impairment of leasehold improvements and furniture and fixtures that was recorded in connection with the sublease of a portion of our headquarters and $1.6 million in non-ordinary course severance and employee related benefits.
Interest Income, Interest Expense and Other Income (Expense), Net

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Interest income	$9,007	$11,598	$(2,591)	(22)%
Interest expense	(14,150)	(16,185)	2,035	(13)%
Other income (expense), net	499	(1,217)	1,716	(141)%
The $2.6 million decrease in interest income was due to a decrease in short-term investments. Interest expense decreased $2.0 million due to a decrease in the interest rate on our Term Loan. Other income (expense), net increased $1.7 million primarily due to an increase in foreign exchange gains partially offset by a $1.5 million gain on conversion of one of our SAFE investments in the prior year.
Provision for Income Taxes

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Provision for income taxes	$7,838	$5,406	$2,432	45%
In the six months ended June 30, 2025, the provision for income taxes included:
•$5.1 million of income taxes in foreign jurisdictions in which we conduct business; and
•$2.7 million of discrete items primarily related to withholding taxes on sales to customers.
In the six months ended June 30, 2024, the provision for income taxes included:
•$2.1 million of income taxes in foreign jurisdictions in which we conduct business;
•$1.7 million related to Base Erosion and Anti-Abuse Tax; and
•$1.6 million of discrete items primarily related to withholding taxes on sales to customers.
Liquidity and Capital Resources
At June 30, 2025, we had $175.0 million of cash and cash equivalents, which consisted of cash deposits and money market funds, and $211.5 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate and Yankee bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $899.0 million at June 30, 2025.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At June 30, 2025, we had deferred revenue of $797.8 million, of which $624.5 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, acquiring complementary businesses and technology, and repurchasing shares of our common stock. In 2025, we acquired both Vulcan and Apex for a combined $196.2 million in cash. We expect to enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights, in the future.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the six months ended June 30, 2025, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Stock Repurchase Plan
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In October 2024, our Board of Directors increased the repurchase authorization by $200 million. In July 2025, our Board of Directors increased the repurchase authorization by $250 million. Since the inception of the repurchase program and through June 30, 2025, we have purchased a total of 6.3 million shares for $239.9 million.
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
From January to June 2025, interest rates on our Term Loan were between 7.18% and 7.22%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At June 30, 2025, our first lien net leverage ratio was 0.88.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of our Revolving Credit Facility. At June 30, 2025, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$129,870	$81,750
Net cash used in investing activities	(168,766)	(44,485)
Net cash used in financing activities	(116,304)	(37,853)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,578	(3,077)
Net decrease in cash and cash equivalents and restricted cash	$(153,622)	$(3,665)
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash used in investing activities increased by $124.3 million, primarily due to a $167.0 million increase in cash paid for acquisitions, a $9.7 million net increase in purchases of property and equipment and a $2.6 million net decrease in proceeds from other investments, partially offset by a $51.6 million net decrease in purchases of short-term investments and a $3.4 million decrease in capitalized software development costs in the six months ended June 30, 2025.
Financing Activities
Net cash used in financing activities increased by $78.5 million, primarily due to a $75.0 million increase in repurchases of our common stock under our repurchase program, a $1.9 million decrease in proceeds from the exercise of stock options, a $1.3 million increase in cash paid for taxes related to net share settlement of equity awards and a $0.2 million decrease in proceeds from stock issued in connection with our employee stock purchase program.
Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Microsoft and AWS for cloud services.
At June 30, 2025, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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

Interest Rate Risk
At June 30, 2025, we had $175.0 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $211.5 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. treasury and agency securities and corporate and Yankee bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to June 2025, interest rates on our Term Loan have been between 7.18% and 7.22%. In July and August 2025, the Term Loan has an interest rate of 7.19% and 7.22%, respectively. A one percentage point increase in the rate would increase 2025 interest expense by $1.2 million.
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
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through June 30, 2025, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Co-Chief Executive Officers, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Co-Chief Executive Officers have concluded that at June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Co-Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Uncertainty in the legal regulatory regime relating to AI and emerging ethical issues surrounding the use of AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Existing laws and regulations may apply to us or our suppliers, vendors, partners and customers in new ways, and new laws and regulations may be instituted. Many U.S. and international governmental bodies and regulators have proposed, enacted or are in the process of developing new regulations related to the use of AI and machine learning technologies. For example, the European Union authorities recently adopted a legal framework on AI regulation, the Artificial Intelligence Act, which applies beyond the European Union’s borders and establishes obligations for AI providers and those deploying AI systems. Other jurisdictions may adopt similar or potentially more restrictive laws, which may render the use of such technologies challenging. The final form of these may impose obligations related to our development, offering and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation.

Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third party’s AI model. Additionally, where an AI model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.
Our AI technology features may also generate output that is misleading, insecure, inaccurate, harmful or otherwise flawed. Agentic AI solutions may compound those risks by taking or implementing actions or outputs, which themselves may be based on flawed outputs, that further increase the risk of misleading, insecure, inaccurate, harmful or otherwise flawed outcomes. Our customers or others may rely on or use such misleading, insecure, harmful or otherwise flawed content to their detriment, which may harm our brand, reputation, business or customers, cause competitive harm or expose us to legal liability. For example, AI algorithms use machine learning and predictive analytics, which may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. Deficient or inaccurate recommendations, forecasts, or analyses that generative AI applications assist in producing could lead to customer rejection or skepticism of our products, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of generative AI may also lead to novel and urgent cybersecurity risks, including those related to personal data, which may adversely affect our operations and reputation.
We rely on our third-party channel partner network of distributors and resellers to generate a substantial amount of our revenue.
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We typically use a two-tiered channel model whereby we sell our products and services to our distributors, who in turn sell to our resellers, who then sell to our end users, who we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. Revenue derived through our channel network comprised 94% of revenue in the three and six months ended June 30, 2025 and 94% and 92% of revenue in the three and six months ended June 30, 2024, respectively, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, one of our distributors, accounted for 32% of revenue in the three and six months ended June 30, 2025 and 34% of revenue, respectively, in the three and six months ended June 30, 2024 and 31% and 29% of accounts receivable at June 30, 2025 and December 31, 2024. Our reliance on these channel partners also means that any significant interruption to their systems could harm our business. For example, a major distributor experiencing a significant operational failure or cybersecurity incident, such as the recent ransomware attack that impacted Ingram Micro, could disrupt their ability to take orders and distribute products. Any such interruption could negatively affect our ability to sell and distribute our products through that partner, which could materially and adversely impact our business, financial position, and results of operations.
Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement at their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or as a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of economic uncertainty, legal or regulatory actions, such as government investigations or law enforcement activities, impacting their business, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.

A portion of our revenue is generated from subscriptions and perpetual licenses sold to domestic governmental entities, foreign governmental entities and other heavily regulated organizations, which are subject to a number of challenges and risks.
A portion of our revenue is generated from subscriptions and perpetual licenses sold to governmental entities in the United States. Additionally, many of our current and prospective customers, such as those in the financial services, energy, insurance and healthcare industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our enterprise platform. Selling licenses to these entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Governmental demand and payment for our enterprise platform may also be impacted by public sector budgetary cycles and funding authorizations, the operational stability of federal agencies, and the prioritization of cybersecurity and digital infrastructure initiatives. Funding reductions or delays, removal of agency operating budgets or deprioritization of cybersecurity digital infrastructure related initiatives would adversely affect public sector demand for our enterprise platform. For example, the new U.S. presidential administration’s commitment and actions to reduce government spending, including, but not limited to, those driven by the Department of Government Efficiency (DOGE), may impact the availability of funding for U.S. government customers as a result of the elimination of departments and personnel. These actions may lead to elongated sales cycles and procurement decisions in the second half of 2025 and could result in fewer contract opportunities or reduced funding for existing initiatives, all of which would adversely affect our business and financial performance. In addition, governmental entities have the authority to terminate contracts at any time for the convenience of the government, which creates risk regarding revenue anticipated under our existing government contracts.
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

Moreover, as a U.S. government contractor, we maintain plans to ensure compliance with nondiscrimination and regulatory requirements for qualified employees on the basis of gender, race, disability and veteran status. Consequently, we may be subject to executive orders and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans. Any required elimination or modification of such plans in response to new executive orders could pose challenges in hiring or retaining employees and may lead to other adverse operational impacts. Failure to comply with these requirements could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments or suspension or debarment from eligibility for future U.S. government contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to solely private sector commercial companies.
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
Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation could also increase our customers’ operating costs, which could result in reduced budgets for our customers, longer sales cycles and potentially less demand for our products. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.
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
Item 2.        Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
A summary of stock repurchases during the three months ended June 30, 2025 is presented below:

(in thousands, except for per share data)	Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan(1)
Shares purchased April 1, 2025 to April 30, 2025	40	(2)	$33.17	—	$125,089
Shares purchased May 1, 2025 to May 31, 2025	1,203		32.43	1,203	86,090
Shares purchased June 1, 2025 to June 30, 2025	800		32.48	800	60,090
	2,043		32.47
_______________
(1)    In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In October 2024, our Board of Directors increased the repurchase authorization by $200 million. In July 2025, our Board of Directors increased the repurchase authorization by $250 million. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions, or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the Securities and Exchange Commission. The authorization has no expiration date.
(2)    Includes 40,061 shares withheld to cover taxes paid related to net share settlement of equity awards.
Items 3 and 4 are not applicable and have been omitted.
Item 5.        Other Information
Amendments to Employment Agreements
Following the appointment of Mr. Vintz and Mr. Thurmond as co-Chief Executive Officers on a permanent basis in April of 2025, the Compensation Committee of our Board of Directors approved on August 5, 2025, and we entered into, amendments to the amended and restated employment agreement (the “Vintz A&R Employment Agreement”) with Mr. Vintz, our Co-Chief Executive Officer (the “Vintz Amendment”), and the employment agreement (the “Thurmond

Employment Agreement” and together with the Vintz A&R Employment Agreement, the “Co-CEO Employment Agreements”) with Mr. Thurmond, our Co-Chief Executive Officer (the “Thurmond Amendment” and, together with the Vintz Amendment, the “Co-CEO Employment Agreement Amendments”).
Pursuant to the Co-CEO Employment Agreement Amendments, upon termination without cause or resignation for good reason (each as defined in the Co-CEO Employment Agreements, as amended by the Co-CEO Employment Agreement Amendments) outside of the three months prior to or 12 months following a change in control of our company, provided that Mr. Vintz or Mr. Thurmond, as applicable, signed and did not revoke a separation agreement that included a release of claims, such executive is eligible to receive 18 months of continued base salary, increased from 12 months under the Co-CEO Employment Agreements prior to the Co-CEO Employment Agreement Amendments, payment by the company of the employer-portion of premiums for continued group health coverage for up to 12 months following termination, a lump sum cash payment equal to such executive’s target annual bonus for the year in which the termination occurred, prorated based on the last day of employment and reduced by the amount of any quarterly bonuses previously paid or due for the year in which the termination occurred, and prorated accelerated vesting of outstanding equity awards.
In addition, the Co-CEO Employment Agreement Amendments revise the definition of, “good reason” in the Co-CEO Employment Agreements to generally include any of the following occurring without the executive's express prior written consent: (i) a material reduction in the executive's base salary (other than a general reduction in base salary that affects all other members of our company’s executive management); (ii) a material reduction in the executive's target bonus opportunity (applicable only in the event of a change in control of our company); (iii) a material relocation in the geographic location at which the executive is required to perform services for us, including any requirement that the executive regularly report to a company office or relocate from their home office location, except as may be reasonably required for travel that is consistent with the executive’s position and responsibilities; (iv) any material breach by our company of any material provision of the executive's employment agreement, or any material provision of any other agreement between the executive and our company concerning the terms and conditions of such executive’s employment; (v) our failure to obtain an agreement from any successor to our company to assume and agree to perform the executive’s employment agreement in the same manner and to the same extent that we would be required to perform if no succession had taken place, except where such assumption occurs by operation of law; and (vi) a material, adverse diminution in the executive's title, authority, duties, responsibilities, or reporting structure, with a clarification that a material diminution is deemed to have occurred if a portion of the role involved responsibilities related to being a public company and we are no longer a public reporting entity.
Except as disclosed in this Item 5 to Periodic Report on Form 10-Q, the terms and conditions of the Co-CEO Employment Agreements remain unchanged.
The foregoing descriptions of the Co-CEO Employment Agreement Amendments are qualified in their entireties to the complete text of the Co-CEO Employment Agreement Amendments, copies of which are filed hereto as Exhibits 10.2 and 10.3.

Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Second Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on November 15, 2023
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.1	Non-Employee Director Compensation Policy	Filed herewith
10.2	Amendment No. 1 to Amended and Restated Employment Agreement, dated August 5, 2025, by and between Tenable, Inc. and Stephen A. Vintz	Filed herewith
10.3	Amendment No. 1 to Employment Agreement, dated August 5, 2025, by and between Tenable, Inc. and Mark Thurmond	Filed herewith
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

TENABLE HOLDINGS, INC.

Date:	August 8, 2025	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Co-Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date:	August 8, 2025	By:	/s/ Mark C. Thurmond
Mark C. Thurmond
Co-Chief Executive Officer

Date:	August 8, 2025	By:	/s/ J. Barron Anschutz
J. Barron Anschutz
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)