Form 10-Q
period 2025-09-30
Tenable Holdings, Inc.
filed 2025-11-04
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of October 31, 2025 was 119,344,266.

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$171,852	$328,647
Short-term investments	211,719	248,547
Accounts receivable (net of allowance for doubtful accounts of $845 and $525 at September 30, 2025 and December 31, 2024, respectively)	200,993	258,734
Deferred commissions	50,582	51,791
Prepaid expenses and other current assets	44,186	53,026
Total current assets	679,332	940,745
Property and equipment, net	40,471	39,265
Deferred commissions (net of current portion)	64,518	67,914
Operating lease right-of-use assets	35,488	45,139
Acquired intangible assets, net	122,078	94,461
Goodwill	697,886	541,292
Other assets	12,849	13,303
Total assets	$1,652,622	$1,742,119

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,089	$19,981
Accrued compensation	48,429	55,784
Deferred revenue	639,614	650,372
Operating lease liabilities	8,327	6,801
Other current liabilities	3,852	5,154
Total current liabilities	720,311	738,092
Deferred revenue (net of current portion)	170,889	182,815
Term loan, net of issuance costs (net of current portion)	354,820	356,705
Operating lease liabilities (net of current portion)	52,053	56,224
Other liabilities	10,173	8,329
Total liabilities	1,308,246	1,342,165

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 128,348 and 122,371 shares issued at September 30, 2025 and December 31, 2024, respectively)	1,283	1,224
Additional paid-in capital	1,540,611	1,374,659
Treasury stock (at cost: 8,314 and 2,673 shares at September 30, 2025 and December 31, 2024, respectively)	(301,208)	(114,911)
Accumulated other comprehensive income	407	318
Accumulated deficit	(896,717)	(861,336)
Total stockholders’ equity	344,376	399,954
Total liabilities and stockholders’ equity	$1,652,622	$1,742,119
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$252,440	$227,088	$738,872	$664,290
Cost of revenue	56,753	50,499	163,647	148,229
Gross profit	195,687	176,589	575,225	516,061
Operating expenses:
Sales and marketing	99,949	99,083	310,222	300,037
Research and development	56,265	48,020	168,724	136,896
General and administrative	32,337	31,569	114,302	92,889
Restructuring	—	—	—	6,070
Total operating expenses	188,551	178,672	593,248	535,892
Income (loss) from operations	7,136	(2,083)	(18,023)	(19,831)
Interest income	3,590	5,989	12,597	17,587
Interest expense	(7,213)	(8,148)	(21,363)	(24,333)
Other (expense) income, net	(703)	359	(204)	(858)
Income (loss) before income taxes	2,810	(3,883)	(26,993)	(27,435)
Provision for income taxes	550	5,328	8,388	10,734
Net income (loss)	$2,260	$(9,211)	$(35,381)	$(38,169)

Net earnings (loss) per share:
Basic	$0.02	$(0.08)	$(0.29)	$(0.32)
Diluted	0.02	(0.08)	(0.29)	(0.32)

Weighted-average shares used to compute net earnings (loss) per share:
Basic	120,483	119,169	120,516	118,466
Diluted	121,953	119,169	120,516	118,466
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$2,260	$(9,211)	$(35,381)	$(38,169)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net	145	1,225	89	916
Other comprehensive income	145	1,225	89	916
Comprehensive income (loss)	$2,405	$(7,986)	$(35,292)	$(37,253)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Common Stock			Treasury Stock		Accumulated Deficit
(in thousands)	Shares	Amount
Balance at June 30, 2025	127,352	$1,274	$1,489,379	$(241,239)	$262	$(898,977)	$350,699
Exercise of stock options	17	—	233	—	—	—	233
Vesting of restricted stock units	792	8	(8)	—	—	—	—
Vesting of performance stock units	17	—	—	—	—	—	—
Forfeiture of restricted stock awards	(50)	(1)	1	—	—	—	—
Issuance of common stock under employee stock purchase plan	220	2	5,768	—	—	—	5,770
Purchase of treasury stock	—	—	—	(59,969)	—	—	(59,969)
Stock-based compensation	—	—	45,238	—	—	—	45,238
Other comprehensive income	—	—	—	—	145	—	145
Net income	—	—	—	—	—	2,260	2,260
Balance at September 30, 2025	128,348	$1,283	$1,540,611	$(301,208)	$407	$(896,717)	$344,376

Balance at December 31, 2024	122,371	$1,224	$1,374,659	$(114,911)	$318	$(861,336)	$399,954
Exercise of stock options	2,034	20	2,400	—	—	—	2,420
Vesting of restricted stock units	3,089	31	(31)	—	—	—	—
Vesting of performance stock units	198	2	(2)	—	—	—	—
Issuance of restricted stock awards, net	137	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	519	5	15,477	—	—	—	15,482
Taxes paid related to net share settlement of equity awards	—	—	—	(1,329)	—	—	(1,329)
Purchase of treasury stock	—	—	—	(184,968)	—	—	(184,968)
Fair value of replacement equity attributable to pre-acquisition service	—	—	146	—	—	—	146
Stock-based compensation	—	—	147,963	—	—	—	147,963
Other comprehensive loss	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	(35,381)	(35,381)
Balance at September 30, 2025	128,348	$1,283	$1,540,611	$(301,208)	$407	$(896,717)	$344,376

Balance at June 30, 2024	120,461	$1,205	$1,281,545	$(64,925)	$(271)	$(853,993)	$363,561
Exercise of stock options	109	1	662	—	—	—	663
Vesting of restricted stock units	561	5	(5)	—	—	—	—
Vesting of performance stock units	19	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	194	2	6,382	—	—	—	6,384
Stock-based compensation	—	—	41,933	—	—	—	41,933
Other comprehensive loss	—	—	—	—	1,225	—	1,225
Net loss	—	—	—	—	—	(9,211)	(9,211)
Balance at September 30, 2024	121,344	$1,213	$1,330,517	$(64,925)	$954	$(863,204)	$404,555

Balance at December 31, 2023	117,504	$1,175	$1,185,100	$(14,934)	$38	$(825,035)	$346,344
Exercise of stock options	756	7	4,791	—	—	—	4,798
Vesting of restricted stock units	2,497	25	(25)	—	—	—	—
Vesting of performance stock units	88	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	499	5	16,257	—	—	—	16,262
Purchase of treasury stock	—	—	—	(49,991)	—	—	(49,991)
Fair value of replacement equity attributable to pre-acquisition service	—	—	42	—	—	—	42
Stock-based compensation	—	—	124,353	—	—	—	124,353
Other comprehensive loss	—	—	—	—	916	—	916
Net loss	—	—	—	—	—	(38,169)	(38,169)
Balance at September 30, 2024	121,344	$1,213	$1,330,517	$(64,925)	$954	$(863,204)	$404,555
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(35,381)	$(38,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,817	24,434
Stock-based compensation	147,311	122,801
Net accretion of discounts and amortization of premiums on short-term investments	(2,568)	(6,141)
Amortization of debt issuance costs	1,071	1,003
Loss (gain) on other investments	18	(1,452)
Restructuring	—	4,528
Other	2,791	4,128
Changes in operating assets and liabilities:
Accounts receivable	59,733	26,911
Prepaid expenses and other assets	16,877	29,868
Accounts payable, accrued expenses and accrued compensation	(9,795)	(22,921)
Deferred revenue	(30,413)	(3,153)
Other current and noncurrent liabilities	2,259	(5,480)
Net cash provided by operating activities	183,720	136,357

Cash flows from investing activities:
Purchases of property and equipment	(11,768)	(1,924)
Capitalized software development costs	(2,676)	(5,930)
Purchases of short-term investments	(116,687)	(227,210)
Sales and maturities of short-term investments	156,171	234,865
Proceeds from other investments	852	3,512
Purchases of other investments	—	(1,250)
Business combinations, net of cash acquired	(196,182)	(29,162)
Net cash used in investing activities	(170,290)	(27,099)

Cash flows from financing activities:
Payments on term loan	(2,813)	(2,813)
Proceeds from stock issued in connection with the employee stock purchase plan	15,482	16,262
Proceeds from the exercise of stock options	2,420	4,798
Payments for taxes related to net share settlement of equity awards	(1,329)	—
Purchase of treasury stock	(184,968)	(49,991)
Net cash used in financing activities	(171,208)	(31,744)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	983	(2,439)
Net (decrease) increase in cash and cash equivalents and restricted cash	(156,795)	75,075
Cash and cash equivalents and restricted cash at beginning of period	328,647	237,132
Cash and cash equivalents and restricted cash at end of period	$171,852	$312,207

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,287	$23,505
Cash paid for income taxes, net of refunds	9,132	10,073
Supplemental cash flow information related to leases:
Cash payments for operating leases	$7,348	$7,409
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
The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025 or any other future period.
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
Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the nine months ended September 30, 2025, there were no material changes to our significant accounting policies from those described in our 10-K.
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
In July 2025, the FASB issued ASU 2025-05 - Measurement of Credit Loss for Accounts Receivable and Contract Assets, which provides a practical expedient for the calculation of current expected credit losses for accounts receivable and contract assets, allowing entities to assume that current conditions as of the balance sheet date will persist through the forecast period. The guidance is effective for our interim and annual reporting periods beginning January 1, 2026. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06 - Targeted Improvements to the Accounting for Internal-Use Software, which updates the requirements for capitalization of internal-use software, removing all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. The guidance is effective for our interim and annual reporting periods beginning January 1, 2028. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Subscription revenue	$232,211	$208,554	$680,685	$608,727
Perpetual license and maintenance revenue	11,088	11,769	34,051	35,941
Professional services and other revenue	9,141	6,765	24,136	19,622
Revenue	$252,440	$227,088	$738,872	$664,290
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. Revenue derived through our channel network comprised 94% of revenue in the three and nine months ended September 30, 2025 and 2024. One of our distributors accounted for 32% of revenue in the three and nine months ended September 30, 2025 and 33% and 34% of revenue in the three and nine months ended September 30, 2024, respectively. That same distributor accounted for 28% and 29% of accounts receivable at September 30, 2025 and December 31, 2024, respectively.

Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024, we recognized revenue of $235.8 million, $209.6 million, $556.4 million and $497.3 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
Remaining Performance Obligations
The following summarizes the future estimated revenue related to unsatisfied performance obligations:

	September 30,
(in thousands)	2025	2024
Remaining performance obligations, short-term	$669,015	$592,351
Remaining performance obligations, long-term	259,849	179,210
Remaining performance obligations	$928,864	$771,561
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$115,059	$115,529	$119,705	$121,953
Capitalization of contract acquisition costs	14,556	12,420	38,294	32,921
Amortization of deferred contract acquisition costs	(14,515)	(13,686)	(42,899)	(40,611)
Ending balance	$115,100	$114,263	$115,100	$114,263
3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	September 30, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$60,224	$—	$—	$60,224
Total cash equivalents	$60,224	$—	$—	$60,224

Short-term investments
Commercial paper	$7,207	$3	$—	$7,210
Corporate bonds	95,894	221	(13)	96,102
Asset backed securities	14,979	34	—	15,013
Yankee bonds	9,699	18	—	9,717
U.S. Treasury and agency obligations	83,533	154	(10)	83,677
Total short-term investments	$211,312	$430	$(23)	$211,719

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$190,750	$—	$—	$190,750
Total cash equivalents	$190,750	$—	$—	$190,750

Short-term investments
Commercial paper	$41,610	$—	$(6)	$41,604
Corporate bonds	95,267	208	(65)	95,410
Asset backed securities	30,740	63	(7)	30,796
Yankee bonds	13,998	16	(7)	14,007
U.S. Treasury and agency obligations	66,614	155	(39)	66,730
Total short-term investments	$248,229	$442	$(124)	$248,547
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At September 30, 2025 and December 31, 2024, our unrealized losses were due to changes in market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.
The contractual maturities of our short-term investments are as follows:

	September 30, 2025		December 31, 2024
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$174,388	$174,744	$204,156	$204,532
Due between one and two years	36,924	36,975	44,073	44,015
Total short-term investments	$211,312	$211,719	$248,229	$248,547
At September 30, 2025 and December 31, 2024, cash and cash equivalents included $8.5 million and $8.2 million, respectively, of restricted cash related to collateral for outstanding letters of credit and an operating lease.
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
•Level 3 — Unobservable inputs.

The following tables summarize assets that are measured at fair value on a recurring basis:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,224	$—	$—	$60,224
Total cash equivalents	$60,224	$—	$—	$60,224

Short-term investments
Commercial paper	$—	$7,210	$—	$7,210
Corporate bonds	—	96,102	—	96,102
Asset backed securities	—	15,013	—	15,013
Yankee bonds	—	9,717	—	9,717
U.S. Treasury and agency obligations	—	83,677	—	83,677
Total short-term investments	$—	$211,719	$—	$211,719

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$190,750	$—	$—	$190,750
Total cash equivalents	$190,750	$—	$—	$190,750

Short-term investments
Commercial paper	$—	$41,604	$—	$41,604
Corporate bonds	—	95,410	—	95,410
Asset backed securities	—	30,796	—	30,796
Yankee bonds	—	14,007	—	14,007
U.S. Treasury and agency obligations	—	66,730	—	66,730
Total short-term investments	$—	$248,547	$—	$248,547
Other Investments
Our investments in privately held securities were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Equity securities	$6,702	$6,701
Debt and other securities	1,000	1,871
Total other investments	$7,702	$8,572
Other investments are classified as Level 3 as they do not have readily determinable market values.
In the nine months ended September 30, 2025, we received $0.9 million in proceeds from one of our SAFE investments.
We did not have any liabilities measured and recorded at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

5. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Computer software and equipment	$21,862	$21,051
Internally developed software	42,184	39,944
Furniture and fixtures	5,801	5,140
Leasehold improvements	32,756	24,524
Total	102,603	90,659
Less: accumulated depreciation and amortization	(62,132)	(51,394)
Property and equipment, net	$40,471	$39,265
Depreciation and amortization related to property and equipment was $4.3 million, $3.6 million, $12.6 million and $10.0 million in the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024, respectively.
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
Cash consideration, net of cash acquired, was preliminarily allocated as follows:

(in thousands)	Apex	Vulcan
Accounts receivable	$62	$2,158
Intangible assets	6,800	40,000
Goodwill	41,288	115,306
Deferred revenue	(34)	(7,695)
Other liabilities, net	(333)	(1,224)
Total purchase price	$47,783	$148,545
Intangible assets acquired during the nine months ended September 30, 2025 included Apex's proprietary technology for $6.8 million with an estimated useful life of 5 years and Vulcan's proprietary technology for $40.0 million with an estimated useful life of 7 years.
We are still finalizing the allocation of the purchase price for Vulcan and Apex, which may change as additional information becomes available.

The results of operations of Vulcan and Apex are included in our consolidated statements of operations from the acquisition date and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statement of operations.
Acquisition-related expenses are included in our consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Sales and marketing	$8	$3	$1,320	$52
Research and development	3	—	1,774	(20)
General and administrative	102	357	3,721	1,252
Total acquisition-related expenses	$113	$360	$6,815	$1,284
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2024	$541,292
Acquired goodwill	156,594
Balance at September 30, 2025	$697,886
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling new capabilities from Vulcan and Apex to our customers. Acquired goodwill is generally not tax deductible.
Acquired intangible assets subject to amortization are as follows:

	September 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$196,237	$(74,159)	$122,078	$149,437	$(54,976)	$94,461
Trade name	490	(490)	—	490	(490)	—
	$196,727	$(74,649)	$122,078	$149,927	$(55,466)	$94,461
Amortization of acquired intangible assets was $6.8 million, $5.0 million, $19.2 million and $14.4 million in the three months ended September 30, 2025 and 2024, and the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, our acquired intangible assets are expected to be amortized over an estimated remaining weighted average period of 5.1 years.

At September 30, 2025, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2025	$6,783
2026	26,944
2027	24,915
2028	21,872
2029	18,252
Thereafter	23,312
Total	$122,078
7. Leases
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost(1)	$2,231	$1,906	$7,464	$5,691
_______________
(1)    Excludes sublease income.
In June 2024, we executed a sublease of a portion of our corporate headquarters through February 2032 and recognized $4.5 million of restructuring expense related to the associated impairment of leasehold improvements and furniture and fixtures.
Sublease income, which is recorded as a reduction of rent expense, was $0.4 million, $0.4 million, $1.2 million and $0.4 million in the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024, respectively.
Rent expense for short-term leases in the three and nine months ended September 30, 2025 and 2024 was not material.
Supplemental information related to leases was as follows:

	September 30, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term	5.9 years	6.5 years
Weighted average discount rate	6.2%	6.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$—	$359	$806

Maturities of operating lease liabilities at September 30, 2025 were as follows:

(in thousands)
Year ending December 31,
2025	$2,191
2026	12,752
2027	12,181
2028	11,531
2029	11,172
Thereafter	22,703
Total lease payments	72,530
Less: Imputed interest	(12,150)
Total	$60,380
Operating lease payments in the table above do not include $0.4 million, $1.7 million, $1.8 million, $1.9 million, $1.9 million and $4.5 million of sublease payments we expect to receive in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	September 30, 2025
Term loan	$360,937
Less: Unamortized debt discount and issuance costs	(3,596)
Term loan, net of issuance costs	357,341
Less: Term loan, net, current (1)	(2,521)
Term loan, net of issuance costs (net of current portion)	$354,820
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
Our Term Loan is recorded at its carrying value. At September 30, 2025, the fair value of our Term Loan was approximately $362.7 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.

The maturities of the Term Loan at September 30, 2025 were as follows:

(in thousands)
Year ending December 31,
2025	$937
2026	3,750
2027	3,750
2028	352,500
Total	$360,937
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At September 30, 2025, our first lien net leverage ratio was 0.87.
At September 30, 2025, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At September 30, 2025, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend €28.5 million. If we do not meet our commitment by the end of the term, we may be required to pay the difference. As of September 30, 2025, we have spent €13.0 million of our commitment.
In July 2024, we entered into a new contract with Amazon Web Services, Inc. ("AWS") for cloud services, in which we committed to spend $59.7 million, $77.6 million and $93.0 million in years one, two and three, respectively, for a total commitment of $230.3 million from August 2024 to July 2027. As of September 30, 2025, we have met our first year commitment and we have spent $11.2 million of our second year commitment.
Letters of Credit
At September 30, 2025, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for $5.5 million of our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$3,495	$3,216	$10,270	$9,486
Sales and marketing	17,051	15,941	51,499	47,517
Research and development	14,174	12,435	42,441	35,395
General and administrative(1)	10,162	10,092	43,101	30,403
Total stock-based compensation expense	$44,882	$41,684	$147,311	$122,801
_______________
(1)    Stock-based compensation in the nine months ended September 30, 2025 includes $14.6 million of expense related to the accelerated vesting of equity awards for our late CEO.

A summary of the unrecognized stock-based compensation expense related to unvested stock at September 30, 2025 is presented below:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Estimated Weighted Average Period (in years)
Restricted stock units ("RSUs")	$325,334	2.7
Performance stock units ("PSUs")	6,121	3.1
Restricted stock	6,831	2.3
2018 Employee Stock Purchase Plan ("2018 ESPP")	16,262	0.9
Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	187	$45.67	7,209	$45.01	300	$45.78
Granted	187	32.83	5,986	36.77	200	38.37
Performance adjustment(1)	—	—	—	—	(6)	47.20
Vested	(109)	43.83	(3,089)	44.86	(198)	45.92
Forfeited	(50)	45.67	(891)	42.65	—	—
Unvested balance at September 30, 2025	215	35.41	9,215	39.94	296	40.64
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.
In January 2025, under the evergreen provision in our 2018 Equity Incentive Plan we reserved an additional 6.0 million shares of our common stock. At September 30, 2025, there were 27.3 million shares available for grant under the plan.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	4,051	$9.26	2.6	$122,024
Exercised(1)	(2,519)	7.34		65,167
Forfeited/canceled	(2)	6.16		—
Outstanding and exercisable at September 30, 2025	1,530	12.43	2.2	25,604
_______________
(1)    Includes 485 options netted for option costs and 40 shares repurchased to cover taxes.
2018 Employee Stock Purchase Plan
In the nine months ended September 30, 2025, employees purchased 0.5 million shares of our common stock at a weighted average price of $29.82 per share, resulting in $15.5 million of cash proceeds. At September 30, 2025, there was $1.6 million of employee contributions to the 2018 ESPP included in accrued compensation.

The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using a Black-Scholes option-pricing model and the following assumptions:

Nine Months Ended September 30,
	2025	2024
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	32.8% — 35.7%	31.9% — 51.4%
Risk-free interest rate	3.6% — 3.9%	3.8% — 5.1%
Expected dividend yield	—	—
Under the evergreen provision in our 2018 ESPP, in January 2025 we reserved an additional 1.8 million shares of our common stock. At September 30, 2025, there were 11.2 million shares reserved for issuance under our 2018 ESPP.
11. Income Taxes
In the nine months ended September 30, 2025, the provision for income taxes included $3.5 million of income taxes in foreign jurisdictions in which we conduct business and $4.9 million of discrete items primarily related to withholding taxes on sales to customers. Income tax expense in the three months ended September 30, 2025 related to foreign jurisdictions, was reduced by a $3.2 million interim intraperiod allocation, which we expect to reverse in the three months ended December 31, 2025.
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
12. Net Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$2,260	$(9,211)	$(35,381)	$(38,169)

Weighted-average shares used to compute net earnings (loss) per share:
Basic	120,483	119,169	120,516	118,466
Diluted	121,953	119,169	120,516	118,466

Net earnings (loss) per share
Basic	$0.02	$(0.08)	$(0.29)	$(0.32)
Diluted	$0.02	$(0.08)	$(0.29)	$(0.32)

The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	September 30,
(in thousands)	2025	2024
RSUs	7,864	7,935
Stock options	—	4,339
Shares to be issued under the 2018 ESPP	60	44
PSUs	—	149
Restricted stock	215	218
Total	8,139	12,685
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
Geographic Information
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
The Americas	$154,918	$141,583	$454,865	$412,820
Europe, Middle East and Africa	68,261	59,688	199,289	176,046
Asia Pacific	29,261	25,817	84,718	75,424
Revenue	$252,440	$227,088	$738,872	$664,290
Customers located in the United States accounted for 53% of revenue in the three and nine months ended September 30, 2025 and 54% of revenue in the three and nine months ended September 30, 2024. No other country accounted for 10% or more of revenue in the periods presented.
Our property and equipment, net by geographic area is summarized as follows:

(in thousands)	September 30, 2025	December 31, 2024
United States	$26,282	$33,101
International	14,189	6,164
Property and equipment, net	$40,471	$39,265

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
Our platform offerings are primarily sold on a subscription basis with a one-year term, but are increasingly being sold with longer contractual durations. Our subscription terms are generally not longer than three years. These subscriptions are typically invoiced in advance at the beginning of the term, however multi-year subscriptions are increasingly being invoiced annually in installments.
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

Financial Highlights
Below are our key financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$252,440	$227,088	$738,872	$664,290
Income (loss) from operations	7,136	(2,083)	(18,023)	(19,831)
Net income (loss)	2,260	(9,211)	(35,381)	(38,169)
Net earnings (loss) per share, basic and diluted	0.02	(0.08)	(0.29)	(0.32)
Net cash provided by operating activities	53,850	54,607	183,720	136,357
Purchases of property and equipment	(867)	(733)	(11,768)	(1,924)
Capitalized software development costs	(1,353)	(1,163)	(2,676)	(5,930)
Recurring revenue, which includes revenue from subscription arrangements for software (both recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 95% and 96%, respectively of revenue in the three and nine months ended September 30, 2025 and 96% in the three and nine months ended September 30, 2024.
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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated current billings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$252,440	$227,088	$738,872	$664,290
Deferred revenue (current), end of period	639,614	583,940	639,614	583,940
Deferred revenue (current), beginning of period(1)	(624,548)	(562,587)	(657,035)	(580,887)
Calculated current billings	$267,506	$248,441	$721,451	$667,343
_______________
(1)    Deferred revenue (current), beginning of period for the nine months ended September 30, 2025 and 2024 includes $6.7 million and $0.1 million, respectively, related to acquired deferred revenue.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$53,850	$54,607	$183,720	$136,357
Purchases of property and equipment	(867)	(733)	(11,768)	(1,924)
Capitalized software development costs	(1,353)	(1,163)	(2,676)	(5,930)
Free cash flow(1)	$51,630	$52,711	$169,276	$128,503
_______________
(1)    Free cash flow for the periods presented was impacted by:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cash paid for interest and other financing costs	$(6,854)	$(8,055)	$(20,287)	$(23,505)
Employee stock purchase plan activity	(4,824)	(3,653)	(5,314)	(6,283)
Acquisition-related expenses	(311)	(663)	(5,130)	(1,326)
Restructuring	—	(492)	—	(5,911)

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

	Three Months Ended September 30,
	2025	2024	Change (%)
Number of new enterprise platform customers added in period	437	386	13%

	September 30,
	2025	2024	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	2,156	1,853	16%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	September 30,
	2025	2024
Dollar-based net expansion rate	106%	108%
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
We believe that these non-GAAP financial measures provide useful information about our core operating results over multiple periods. There are a number of limitations related to the use of the non-GAAP financial measures as compared to GAAP income (loss) from operations and operating margin, including that non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense, which has been, and will continue to be, a significant recurring expense in our business and an important part of our compensation strategy.
The following table presents a reconciliation of income (loss) from operations, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP income from operations, and operating margin, the most directly comparable financial measure calculated in accordance with GAAP, to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Income (loss) from operations	$7,136	$(2,083)	(18,023)	(19,831)
Stock-based compensation	44,882	41,684	147,311	122,801
Acquisition-related expenses	113	360	6,815	1,284
Restructuring	—	—	—	6,070
Amortization of acquired intangible assets	6,782	5,014	19,183	14,443
Non-GAAP income from operations	$58,913	$44,975	$155,286	$124,767

Operating margin	2.8%	(0.9)%	(2.4)%	(3.0)%
Non-GAAP operating margin	23.3%	19.8%	21.0%	18.8%
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

The following table presents a reconciliation of net income (loss) and net earnings (loss) per share, the most comparable financial measures calculated in accordance with GAAP, to non-GAAP net income and non-GAAP earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2025	2024	2025	2024
Net income (loss)	$2,260	$(9,211)	$(35,381)	$(38,169)
Stock-based compensation	44,882	41,684	147,311	122,801
Tax impact of stock-based compensation(1)	(2,552)	1,528	(656)	1,626
Acquisition-related expenses(2)	113	360	6,815	1,284
Restructuring(2)	—	—	—	6,070
Amortization of acquired intangible assets(2)	6,782	5,014	19,183	14,443
Tax impact of acquisitions	(47)	(52)	(147)	(130)
Non-GAAP net income	$51,438	$39,323	$137,125	$107,925

Net earnings (loss) per share, diluted	$0.02	$(0.08)	$(0.29)	$(0.32)
Stock-based compensation	0.37	0.35	1.22	1.04
Tax impact of stock-based compensation(1)	(0.02)	0.01	(0.01)	0.01
Acquisition-related expenses(2)	—	0.01	0.06	0.01
Restructuring(2)	—	—	—	0.05
Amortization of acquired intangible assets(2)	0.05	0.04	0.16	0.12
Tax impact of acquisitions	—	—	—	—
Adjustment to diluted earnings per share(3)	—	(0.01)	(0.03)	(0.03)
Non-GAAP earnings per share, diluted	$0.42	$0.32	$1.11	$0.88

Weighted-average shares used to compute GAAP net earnings (loss) per share, diluted	121,953	119,169	120,516	118,466

Weighted-average shares used to compute non-GAAP earnings per share, diluted	121,953	123,288	122,995	123,206
________________
(1)    The tax impact of stock-based compensation is based on the tax treatment for the applicable tax jurisdictions.
(2)    The tax impact of acquisition-related expenses, restructuring and the amortization of acquired intangible assets are not material.
(3)    An adjustment to reconcile GAAP net earnings (loss) per share, which excludes potentially dilutive shares, to non-GAAP earnings per share, which includes potentially dilutive shares.
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
We expect our general and administrative expense to continue to increase in absolute dollars and decrease as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period due to the timing and extent of these expenses. In the nine months ended September 30, 2025 our general and administrative expense included $15.5 million of termination benefits, including cash compensation and accelerated equity award vesting, related to the passing of our Chairman and Chief Executive Officer.
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
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$252,440	$227,088	$738,872	$664,290
Cost of revenue(1)	56,753	50,499	163,647	148,229
Gross profit	195,687	176,589	575,225	516,061
Operating expenses:
Sales and marketing(1)	99,949	99,083	310,222	300,037
Research and development(1)	56,265	48,020	168,724	136,896
General and administrative(1)	32,337	31,569	114,302	92,889
Restructuring	—	—	—	6,070
Total operating expenses	188,551	178,672	593,248	535,892
Income (loss) from operations	7,136	(2,083)	(18,023)	(19,831)
Interest income	3,590	5,989	12,597	17,587
Interest expense	(7,213)	(8,148)	(21,363)	(24,333)
Other (expense) income, net	(703)	359	(204)	(858)
Income (loss) before income taxes	2,810	(3,883)	(26,993)	(27,435)
Provision for income taxes	550	5,328	8,388	10,734
Net income (loss)	$2,260	$(9,211)	$(35,381)	$(38,169)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$3,495	$3,216	$10,270	$9,486
Sales and marketing	17,051	15,941	51,499	47,517
Research and development	14,174	12,435	42,441	35,395
General and administrative(2)	10,162	10,092	43,101	30,403
Total stock-based compensation expense	$44,882	$41,684	$147,311	$122,801
_______________
(2)    Stock-based compensation in the nine months ended September 30, 2025 includes $14.6 million of expense related to the accelerated equity award vesting of our late CEO.

Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue
The following table presents the increase in revenue:

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Subscription revenue	$232,211	$208,554	$23,657	11%
Perpetual license and maintenance revenue	11,088	11,769	(681)	(6)%
Professional services and other revenue	9,141	6,765	2,376	35%
Revenue	$252,440	$227,088	$25,352	11%
The increase in revenue of $25.4 million included $24.5 million from existing customers as of October 1, 2024 and $0.9 million from new customers. U.S. revenue increased $10.5 million, or 9%. International revenue increased $14.9 million, or 14%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Cost of revenue	$56,753	$50,499	$6,254	12%
Gross profit	195,687	176,589	19,098	11%
Gross margin	78%	78%
The increase in cost of revenue of $6.3 million was primarily due to:
•a $2.2 million increase in third-party cloud costs;
•a $1.8 million increase in amortization of acquired intangible assets;
•a $1.0 million increase in personnel costs, including $0.3 million in stock-based compensation;
•a $0.5 million increase in depreciation and amortization expense;
•a $0.2 million increase in professional services;
•a $0.2 million increase in cost of goods; and
•a $0.2 million increase in allocated overhead.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Sales and marketing	$99,949	$99,083	$866	1%
The increase in sales and marketing expense of $0.9 million was primarily due to:
•a $0.7 million increase in professional fees;
•a $0.3 million increase in sales commissions; and
•a $0.2 million increase in allocated overhead; partially offset by
•a $0.3 million decrease in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts.

Research and Development

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Research and development	$56,265	$48,020	$8,245	17%
The increase in research and development expense of $8.2 million was primarily due to:
•a $7.3 million increase in personnel costs, including a $1.7 million increase in stock-based compensation; and
•a $0.9 million increase in allocated overhead.
General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
General and administrative	$32,337	$31,569	$768	2%
The increase in general and administrative expense of $0.8 million was primarily due to:
•a $0.7 million increase in personnel costs;
•a $0.3 million increase in indirect taxes such as VAT;
•a $0.3 million increase in bank fees;
•a $0.3 million increase in travel and meeting costs; and
•a $0.2 million increase in allocated overhead; partially offset by
•a $1.0 million decrease in professional fees.
Interest Income, Interest Expense and Other (Expense) Income, Net

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Interest income	$3,590	$5,989	$(2,399)	(40)%
Interest expense	(7,213)	(8,148)	(935)	(11)%
Other (expense) income, net	(703)	359	(1,062)	(296)%
The $2.4 million decrease in interest income was due to a decrease in short-term investments and reduced rates of return. Interest expense decreased $0.9 million due to a decrease in the interest rate on our Term Loan. The $1.1 million decrease in Other income, net was primarily due to increased foreign exchange losses.
Provision for Income Taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Provision for income taxes	$550	$5,328	$(4,778)	(90)%
In the three months ended September 30, 2025, the provision for income taxes included:
•$2.2 million of discrete items primarily related to withholding taxes on sales to customers; partially offset by

•$1.6 million of net tax benefits in foreign jurisdictions in which we conduct business. Income tax expense in the three months ended September 30, 2025 related to foreign jurisdictions, was reduced by a $3.2 million interim intraperiod allocation, which we expect to reverse in the three months ended December 31, 2025.
In the three months ended September 30, 2024, the provision for income taxes included:
•$3.5 million of income taxes in foreign jurisdictions in which we conduct business;
•$1.0 million of discrete items primarily related to withholding taxes on sales to customers; and
•$0.8 million related to Base Erosion and Anti-Abuse Tax.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue
The following table presents the increase in revenue:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Subscription revenue	$680,685	$608,727	$71,958	12%
Perpetual license and maintenance revenue	34,051	35,941	(1,890)	(5)%
Professional services and other revenue	24,136	19,622	4,514	23%
Revenue	$738,872	$664,290	$74,582	11%
The increase in revenue of $74.6 million included $73.1 million from existing customers as of October 1, 2024, and $1.5 million from new customers. U.S. revenue increased $33.0 million, or 9%. International revenue increased $41.4 million, or 14%.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Cost of revenue	$163,647	$148,229	$15,418	10%
Gross profit	575,225	516,061	59,164	11%
Gross margin	78%	78%
The increase in cost of revenue of $15.4 million was primarily due to:
•a $4.7 million increase in amortization of acquired intangible assets;
•a $3.3 million increase in third-party cloud infrastructure costs;
•a $2.9 million increase in depreciation and amortization expenses;
•a $2.6 million increase in personnel costs, including a $0.8 million increase in stock-based compensation;
•a $0.6 million increase in software subscription costs;
•a $0.5 million increase in professional fees;
•a $0.4 million increase in allocated overhead; and
•a $0.3 million increase in the cost of goods.

Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Sales and marketing	$310,222	$300,037	$10,185	3%
The increase in sales and marketing expense of $10.2 million was primarily due to:
•a $2.5 million increase in personnel costs, including a $4.0 million increase in stock-based compensation;
•a $2.4 million increase in expenses for demand generation programs, including advertising, sponsorships and brand awareness efforts;
•a $2.4 million increase in sales commissions;
•a $2.2 million increase in selling expenses; and
•a $1.3 million increase in acquisition-related expenses; partially offset by
•a $0.5 million decrease in depreciation expense.
Research and Development

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Research and development	$168,724	$136,896	$31,828	23%
The increase in research and development expense of $31.8 million was primarily due to:
•a $27.8 million increase in personnel costs, largely due to an increase in headcount from recent acquisitions, and including a $7.0 million increase in stock-based compensation;
•a $2.3 million increase in allocated overhead; and
•a $1.8 million increase in acquisition-related expenses.
General and Administrative

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
General and administrative	$114,302	$92,889	$21,413	23%
The increase in general and administrative expense of $21.4 million was primarily due to:
•a $16.5 million increase in personnel costs, including $15.5 million in termination benefits including cash compensation and accelerated equity award vesting related to the passing of our Chairman and Chief Executive Officer;
•a $2.5 million increase in acquisition-related expenses;
•a $0.7 million increase in travel and meeting costs;
•a $0.5 million increase in indirect taxes such as VAT;
•a $0.3 million increase in bank fees;
•a $0.3 million increase in telecom and internet costs; and
•a $0.2 million increase in professional fees.

Restructuring

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Restructuring	$—	$6,070	$(6,070)	(100)%
Restructuring in the prior year included a $4.5 million non-cash impairment of leasehold improvements and furniture and fixtures that was recorded in connection with the sublease of a portion of our headquarters and $1.6 million in non-ordinary course severance and employee related benefits.
Interest Income, Interest Expense and Other Expense, Net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Interest income	$12,597	$17,587	$(4,990)	(28)%
Interest expense	(21,363)	(24,333)	(2,970)	(12)%
Other expense, net	(204)	(858)	654	(76)%
The $5.0 million decrease in interest income was due to a decrease in short-term investments and reduced rates of return. Interest expense decreased $3.0 million due to a decrease in the interest rate on our Term Loan. Other expense decreased $0.7 million primarily due to an increase in foreign exchange gains partially offset by a $1.5 million gain on conversion of one of our SAFE investments in the prior year.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	($)	(%)
Provision for income taxes	$8,388	$10,734	$(2,346)	(22)%
In the nine months ended September 30, 2025, the provision for income taxes included:
•$4.9 million of discrete items primarily related to withholding taxes on sales to customers; and
•$3.5 million of income taxes in foreign jurisdictions in which we conduct business. Income tax expense in the three months ended September 30, 2025 related to foreign jurisdictions, was reduced by a $3.2 million interim intraperiod allocation, which we expect to reverse in the three months ended December 31, 2025.

In the nine months ended September 30, 2024, the provision for income taxes included:
•$5.6 million of income taxes in foreign jurisdictions in which we conduct business;
•$2.6 million of discrete items primarily related to withholding taxes on sales to customers; and
•$2.5 million related to Base Erosion and Anti-Abuse Tax.
Liquidity and Capital Resources
At September 30, 2025, we had $171.9 million of cash and cash equivalents, which consisted of cash deposits and money market funds, and $211.7 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate and Yankee bonds.
Since our inception, we have primarily financed our operations through cash provided by operations, including payments received from customers using our software products and services. Prior to our IPO, we did not raise any primary institutional capital, and the proceeds of our Series A and Series B redeemable convertible preferred stock financings were used to repurchase shares of capital stock from former stockholders. We have generated significant operating losses as reflected by our accumulated deficit of $896.7 million at September 30, 2025.
We typically invoice our customers annually in advance and, to a lesser extent, multi-years in advance. Therefore, a substantial source of our cash is from such prepayments, which are included in deferred revenue on our consolidated balance sheets. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At September 30, 2025, we had deferred revenue of $810.5 million, of which $639.6 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
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
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in the nine months ended September 30, 2025, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Stock Repurchase Plan
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In October 2024, our Board of Directors increased the repurchase authorization by $200 million. In July 2025, our Board of Directors increased the repurchase authorization by $250 million. Since the inception of the repurchase program and through September 30, 2025, we have purchased a total of 8.3 million shares for $299.9 million.
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
From January to September 2025, interest rates on our Term Loan were between 7.18% and 7.22%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At September 30, 2025, our first lien net leverage ratio was 0.87.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of our Revolving Credit Facility. At September 30, 2025, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$183,720	$136,357
Net cash used in investing activities	(170,290)	(27,099)
Net cash used in financing activities	(171,208)	(31,744)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	983	(2,439)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(156,795)	$75,075
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash used in investing activities increased by $143.2 million, primarily due to a $167.0 million increase in cash paid for acquisitions, a $9.8 million net increase in purchases of property and equipment and a $1.4 million net decrease in proceeds from other investments, partially offset by a $31.8 million net decrease in purchases of short-term investments and a $3.3 million decrease in capitalized software development costs in the nine months ended September 30, 2025.
Financing Activities
Net cash used in financing activities increased by $139.5 million, primarily due to a $135.0 million increase in repurchases of our common stock under our repurchase program, a $2.4 million decrease in proceeds from the exercise of stock options, a $1.3 million increase in cash paid for taxes related to net share settlement of equity awards and a $0.8 million decrease in proceeds from stock issued in connection with our employee stock purchase program.
Contractual Obligations
We have certain contractual obligations for future payments. Refer to Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 for our required payments to Microsoft and AWS for cloud services.
At September 30, 2025, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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
Interest Rate Risk
At September 30, 2025, we had $171.9 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $211.7 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. treasury and agency securities and corporate and Yankee bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to September 2025, interest rates on our Term Loan have been between 7.18% and 7.22%. In October and November 2025, the Term Loan has an interest rate of 7.03% and 6.83%, respectively. A one percentage point increase in the rate would not have a material impact on our financial statements.
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
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through September 30, 2025, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.
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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that at September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Internal Controls
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our Co-Chief Executive Officers and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

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
Our AI technology features may also generate output that is misleading, insecure, inaccurate, harmful or otherwise flawed. Agentic AI solutions may compound those risks by taking or implementing actions or outputs, which themselves may be based on flawed outputs, that further increase the risk of misleading, insecure, inaccurate, harmful or otherwise flawed outcomes. This risk extends to our enterprise operations, as employee use of unvetted third-party agentic AI solutions, such as browser plug-ins or other automated applications, could result in actions being taken without adequate human review. Such unauthorized automated actions could lead to the inadvertent disclosure or modification of corporate data, flawed communications to customers or partners, or the creation of unintended legal or financial obligations on behalf of the company. Our customers or others may rely on or use such misleading, insecure, harmful or otherwise flawed content to their detriment, which may harm our brand, reputation, business or customers, cause competitive harm or expose us to legal liability. For example, AI algorithms use machine learning and predictive analytics, which may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. Deficient or inaccurate recommendations, forecasts, or analyses that generative AI applications assist in producing could lead to customer rejection or skepticism of our products, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of generative AI may also lead to novel and urgent cybersecurity risks, including those related to personal data, which may adversely affect our operations and reputation.
We rely on our third-party channel partner network of distributors and resellers to generate a substantial amount of our revenue.
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We typically use a two-tiered channel model whereby we sell our products and services to our distributors, who in turn sell to our resellers, who then sell to our end users, who we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. Revenue derived through our channel network comprised 94% of revenue in the nine months ended September 30, 2025 and 2024, respectively, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, one of our distributors, accounted for 32% and 34% of revenue in the nine months ended September 30, 2025 and 2024, respectively, and 28% and 29% of accounts receivable at September 30, 2025 and December 31, 2024, respectively. Our reliance on these channel partners also means that any significant interruption to their systems could harm our business. For example, a major distributor experiencing a significant operational failure or cybersecurity incident, such as the recent ransomware attack that impacted Ingram Micro, could disrupt their ability to take orders and distribute products. Any such interruption could negatively affect our ability to sell and distribute our products through that partner, which could materially and adversely impact our business, financial position, and results of operations.
Our agreements with our channel partners, including our agreement with Ingram Micro, are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. Similarly, our channel partners have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. For example, our agreement with Ingram Micro allows Ingram Micro to terminate the agreement at their discretion upon 30 days’ written notice to us. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, or as a result of an acquisition, competitive factors or other reasons do not continue to market and sell our solutions in an effective manner or at all, our ability to grow our business and sell our solutions, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions and professional services, including as a result of economic uncertainty, legal or regulatory actions, such as government investigations or law enforcement activities, impacting their business, or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our solutions and professional services or increased revenue.

A portion of our revenue is generated from subscriptions and perpetual licenses sold to domestic governmental entities, foreign governmental entities and other heavily regulated organizations, which are subject to a number of challenges and risks.
A portion of our revenue is generated from subscriptions and perpetual licenses sold to governmental entities in the United States. Additionally, many of our current and prospective customers, such as those in the financial services, energy, insurance and healthcare industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our enterprise platform. Selling licenses to these entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Governmental demand and payment for our enterprise platform may also be impacted by public sector budgetary cycles and funding authorizations, the operational stability of federal agencies, and the prioritization of cybersecurity and digital infrastructure initiatives. Funding reductions or delays, including those resulting from a U.S. government shutdown, removal of agency operating budgets or deprioritization of cybersecurity digital infrastructure related initiatives would adversely affect public sector demand for our enterprise platform. For example, the new U.S. presidential administration’s commitment and actions to reduce government spending, including, but not limited to, those driven by the Department of Government Efficiency (DOGE), may impact the availability of funding for U.S. government customers as a result of the elimination of departments and personnel. These actions may lead to elongated sales cycles and procurement decisions in the second half of 2025 and could result in fewer contract opportunities or reduced funding for existing initiatives, all of which would adversely affect our business and financial performance. In addition, governmental entities have the authority to terminate contracts at any time for the convenience of the government, which creates risk regarding revenue anticipated under our existing government contracts.
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
Item 2.        Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
A summary of stock repurchases during the three months ended September 30, 2025 is presented below:

(in thousands, except for per share data)	Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan(1)
Shares purchased July 1, 2025 to July 31, 2025	—	$—	—	$310,090
Shares purchased August 1, 2025 to August 31, 2025	1,148	30.04	1,148	275,587
Shares purchased September 1, 2025 to September 30, 2025	841	30.29	841	250,121
	1,989	30.15
_______________
(1)    In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In October 2024 and July 2025, our Board of Directors increased the repurchase authorization by $200 million and $250 million, respectively, bringing the total authorized amount to $550 million. The authorization has no expiration date. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions, or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the Securities and Exchange Commission. The authorization has no expiration date.
Items 3, 4 and 5 are not applicable and have been omitted.

Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Second Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on November 15, 2023
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.1	Amendment No. 1 to Amended and Restated Employment Agreement, dated August 5, 2025, by and between Tenable, Inc. and Stephen A. Vintz	Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38600) on August 8, 2025
10.2	Amendment No. 1 to Employment Agreement, dated August 5, 2025, by and between Tenable, Inc. and Mark Thurmond	Previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-38600) on August 8, 2025
10.3	Employment Agreement, dated August 19, 2025, by and between Tenable, Inc. and Matthew Brown	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on August 21, 2025
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	November 4, 2025	By:	/s/ Stephen A. Vintz
Stephen A. Vintz
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2025	By:	/s/ Mark C. Thurmond
Mark C. Thurmond
Co-Chief Executive Officer

Date:	November 4, 2025	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer
(Principal Financial Officer)