Form 10-K
period 2025-12-31
Tenable Holdings, Inc.
filed 2026-02-27
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4.1 billion.
The number of shares of the Registrant's common stock outstanding as of February 20, 2026 was 114,887,618.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2025.

TENABLE HOLDINGS, INC.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, including the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements concerning the following:
•the anticipated impact of global economic trends, competition and geopolitical risks, including evolving impacts from tariffs, sanctions or other trade tensions between the United States and other countries, or disruptions to global markets, cross-border operations, supply chains or workforce availability resulting from events such as a major terrorist attack, war, natural disasters or actual or threatened public health pandemics or other emergencies on our business, results of operations and financial condition, including on our sales and our revenue growth rate;
•changes in the threat landscape in the security industry, particularly regarding artificial intelligence, or AI, security and the shift to preemptive security;
•our market opportunity, strategies, technological trends, such as AI, and initiatives and opportunities;
•the effects of increased competition as well as innovations by new and existing competitors in our market;
•our ability to adapt to technological change, release new products and product features, including agentic AI security and orchestration capabilities, and effectively enhance, innovate and scale our enterprise platform and solutions;
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

Item 1.        Business
Overview
Tenable is the leading provider of exposure management solutions. Exposure management is an increasingly critical category that extends foundational vulnerability management capabilities to advance risk assessment and prioritization across the entire attack surface – from IT infrastructure and cloud environments to critical infrastructure and artificial intelligence (AI). Tenable unifies security visibility, insight and action across this attack surface, equipping modern organizations to quickly identify and close the cybersecurity gaps that erode business value, reputation and trust.
Business dynamics continue to shift under pressure of geopolitical tensions, talent shortages, the push for greater automation, unrelenting compliance and regulatory pressures, along with the drive to out-innovate and out-pace competitors. AI is now a constant undercurrent and is recognized as both a business enabler and a cybersecurity risk.
For most organizations, the attack surface has expanded to include:
•Complex and dynamic hybrid and multi-cloud environments, which organizations are rapidly adopting even as they face a shortage of cloud security expertise;
•AI platforms, including agentic AI, the use of which is introducing risk by creating often-invisible security gaps and blind spots;
•Human, machine and AI identities, the dramatic rise of which is creating a sense of urgency to improve governance and access controls, and the removal of excessive privileges that can open up attack pathways within an organization;
•An assortment of operational technology, or OT, such as industrial control systems, or ICS, and supervisory control and data acquisition, or SCADA systems, which are increasingly at risk due to AI growth velocity — emerging use cases for OT include AI data centers that are being built all around the world;
•Personal devices, including mobile phones and tablets, internet of things, or IoT, devices and other types of “shadow IT” and "shadow AI" used by employees, often without the knowledge of the IT and security teams; and
•Virtual machines, microservices, open-source code repositories, containers and other tools used by DevOps teams.
The complexity of the attack surface is a key driver behind the growing need for exposure management programs. Scattered products and siloed views have left organizations struggling to hold back threats across a fragmented attack surface. Security teams are overwhelmed by the constant influx of data from the array of point solutions they are using to manage cloud assets, interconnected vulnerabilities, web applications, and identity systems. They are also challenged with effectively analyzing all that data to make informed decisions about which exposures represent the greatest risk to the organization.
Existing point solutions cannot adequately address the central security challenge: a deeply divided approach to seeing and reducing cyber risk. We believe an exposure management program can solve three distinct challenges facing cybersecurity professionals, including chief information security officers, or CISOs, and their organizations:
•The attack surface isn’t siloed, but security programs often are — making organizations ill-prepared to protect against attackers that are traversing from domain to domain (not silo to silo) to find exposures to exploit;
•There’s more data than ever, yet it’s difficult for security professionals to analyze cyber risk context and insights to identify true exposures; and
•Security professionals and business leaders lack a common risk language to align and mobilize responses.
An exposure management program, underpinned by a technology platform such as our Tenable One Exposure Management Platform, or Tenable One, can help address these problems. Successfully implemented, an exposure management platform allows organizations to:
•Gain comprehensive visibility across the modern attack surface;
•Bring cyber risk context and insights from across the attack surface together as one; and

•Take swift action to eradicate priority cyber exposures and reduce business risk.
To be effective, an exposure management platform must extend beyond traditional vulnerability management, which concentrates on the discovery and remediation of publicly disclosed Common Vulnerabilities and Exposures, or CVEs. The platform must include information about configuration issues, vulnerabilities and attack paths across a spectrum of assets and technologies — including cloud configurations and deployments, identity solutions, such as Active Directory, web applications and AI-related assets and workloads.
Our Enterprise Platform Offerings
Tenable One is an AI-powered exposure management platform that gives enterprises a single, unified view of risk across all types of assets and attack pathways. The platform combines broad, industry-leading vulnerability coverage, spanning IT assets, cloud resources, containers, web apps, identity systems, third-party connectors and AI-related assets and workloads. Tenable One builds on the speed and breadth of vulnerability coverage from our long history of data from our research team of cybersecurity and data science experts, or Tenable Research, and adds aggregated exposure view analytics, guidance on mitigating attack pathways, centralized asset inventory and patch management that correlates vulnerabilities with remediation actions. It leverages AI, and machine learning, or ML, rapidly analyzing and interpreting vast data sets to pinpoint priority weaknesses and high-risk attack paths, deliver recommendations and automate routine tasks. The platform also supports ingestion and correlation of third-party security and business data, enabling customers to enrich exposure analysis with contextual signals from across their environment.
Tenable One integrates the following products and tools:
•Tenable AI Exposure: Our solution helps organizations identify, assess and reduce security risks associated with the use of artificial intelligence technologies. It provides visibility into AI-related assets, data usage and configurations across enterprise environments, allowing users to detect exposure such as sensitive data leakage, insecure configurations and excessive access. It allows organizations to understand and address AI-driven risks before they are exploited, supporting safer adoption of AI.
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
Our Technology Ecosystem
We have partnered with market leading technology companies to pioneer the industry’s first exposure management ecosystem to help organizations build resilient cybersecurity programs. Our ecosystem consists of a variety of third-party data import sources integrated into our platform offerings, as well as export of our data out to third-party IT systems. Our technology ecosystem connects disparate solutions and data to automate processes and accelerate an organization’s ability to understand, manage and reduce its cyber risk.
We integrate a variety of third-party data sources, including ticketing, configuration management databases, or CMDBs, and systems management, into our platform to augment our native data collection and help with analysis and remediation prioritization. Furthermore, our data is exported out to enrich third-party IT management and security systems.
Our Growth Strategy
Our objectives are to expand our market leadership in exposure management and to scale our business by capturing our large market opportunities with Tenable One, our AI-powered platform, while expanding our operating and free cash flow margins. To accomplish these objectives, we intend to:
•Continue to acquire new enterprise platform customers. We believe there is a substantial opportunity to increase adoption of our exposure management platform. We have experienced growth in new enterprise platform customers due to expanded product capabilities and investments in sales and marketing. We intend to continue to aggressively pursue new domestic and international customers by strategically investing in sales and marketing and leveraging our network of channel partnerships around the world.
•Expand within our customer base. We believe we have a significant opportunity with Tenable One and AI Security to expand our relationships with our existing customers by targeting additional teams, business units or geographies, pursuing broad enterprise deployments and generally expanding our coverage of their attack surface.
•Invest in our technology platform. We intend to innovate to provide our customers with unified visibility, insights and actions in a way that scales with the complexity of the modern attack surface. As we collect and ingest more data from third-party sources, we are also investing in the future of preemptive security, including AI security and remediation.
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
At December 31, 2025, we had over 40,000 customers, including approximately 65% of the Fortune 500 and approximately 50% of the Global 2000 and large government agencies. In 2025, 2024 and 2023, no single customer represented more than 2% of our revenue.
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
Our marketing initiatives cultivate brand awareness and leverage our track record of innovation in exposure management to expand into new markets, such as AI exposure. We are focused on building demand across all segments with a specific emphasis on our enterprise customers and delivering tailored marketing programs for security executives (i.e. CISOs), functional managers, security practitioners, managed service providers and consultants. Our marketing efforts are also designed to establish the Tenable brand as a thought leader and trusted resource of credible educational information and original research. We provide a variety of educational resources for cybersecurity practitioners and leaders, as well as cloud security teams, DevOps teams, OT practitioners and identity and access management practitioners, including a community forum where customers can ask questions of our experts and their peers. We execute marketing programs targeted at new customer acquisition, customer retention and cross-selling and up-selling of products across our platform.
Research and Development
We continue to invest substantial resources in research and development to enhance our platform offerings by developing new features, functionality, and applications. Our engineering expertise combines extensive security product development experience with individuals who possess expertise in AI, cloud security and user interface design.
Our Tenable Research team is staffed by cybersecurity, cloud and data science experts who leverage our long history of data and deliver exposure management intelligence, data science insights, alerts and security advisories. Our Tenable Research team has developed AI-based research tools to help improve efficiency and effectiveness in processes such as reverse engineering, code debugging, web app security and visibility into cloud-based tools. Frequent updates from Tenable Research ensure the latest vulnerability checks, zero-day research, and configuration benchmarks are available within our exposure management solutions.
We believe ongoing and timely development of new products and features is imperative to maintaining our competitive position. We continue to invest in development of our solutions across our global research and development team.
Backlog
We define backlog as contractually committed orders to be invoiced under our existing agreements that are not included in deferred revenue on our consolidated balance sheets. We expect the amount of backlog to change from period to period due to the timing of billings for our solutions and professional services. At December 31, 2025 and 2024, we had backlog of $159.9 million and $33.2 million, respectively.
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
At December 31, 2025, we had 53 issued patents and 22 patent applications pending in the United States. Our issued patents expire between 2027 and 2044 and cover our network scanning, monitoring and analysis technologies and additional features of our platform offerings. At December 31, 2025, we had 13 registered trademarks in the United States. We view our copyrights, trade secrets and know-how as a significant component of our intellectual property assets.
We also license certain software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot ensure that such third parties will maintain such software or continue to make it available.
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
Human Capital
At December 31, 2025, we had 1,995 employees, including 949 employees located outside of the United States. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Certain international employees are subject to collective bargaining agreements in connection with local labor laws. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Our key human capital objectives are to attract, retain, engage, reward and develop our highly-talented existing and future employees, while fostering a culture conducive to achieving exceptional business results. We strive to be a career destination where employees from all backgrounds feel welcome, are treated with fairness and respect, are empowered to make a difference, and have the opportunity to grow.

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
Our engagement and inclusion mission aligns all initiatives to our Workforce, Workplace and Community pillars to enhance our overall employee value proposition and propel our success. It emphasizes that an inclusive culture fosters a diversity of opinions, employee engagement, fuels innovation and yields outstanding business results. We strive to be a career destination where employees from all backgrounds, regardless of race, gender, ethnicity, sexual orientation or disability, can do their best work. Our engagement and inclusion mission pillars include:
•Workforce: Attract, retain, and develop top talent through partnerships with external organizations, employer branding, and engagement and development opportunities for all employees.
•Workplace: Cultivate an inclusive, high-performance workplace where all employees feel they belong and are given the support they need to thrive.
•Community: Increase our commitment to supporting the next generation of STEM talent.
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
•Our business, financial condition and results of operations could be materially adversely affected by global economic, political and geopolitical tensions.
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
•We rely on the performance of highly skilled personnel, including senior management and our engineering, professional services, sales and technology professionals, and our ability to increase our customer base will depend to a significant extent on our ability to expand our sales and marketing operations
•We rely on third parties to maintain and operate certain elements of our network infrastructure.
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
We have historically incurred net losses, including net losses of $36.1 million, $36.3 million and $78.3 million in 2025, 2024 and 2023, respectively. At December 31, 2025, we had an accumulated deficit of $897.5 million. Because the market for our offerings is highly competitive and rapidly evolving and these solutions have not yet reached widespread adoption, it is difficult for us to predict our future results of operations.
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
Our business, financial condition and results of operations could be materially adversely affected by global economic, political and geopolitical tensions.
We serve customers in many countries around the world and receive a significant portion of our revenue from outside the United States. Accordingly, our operations and execution are subject to the effects of global economic trends, geopolitical risks and disruptions to global markets, cross-border operations, supply chains or workforce availability resulting from events such as war or international conflict, a major terrorist attack, natural disasters or actual or threatened public health pandemics or other emergencies. Political developments or policy shifts in areas such as tariffs, export controls, including trade barriers, sanctions, technical or local content regulations, currency controls, global tax laws or other laws and policies, have been and may continue to be disruptive and costly to our business. These can interfere with our global operating model, customer relationships and competitive position. Escalation of tariffs or any other specific trade tensions, including potential decoupling between the United States and the European Union, or in global trade conflict more broadly could be harmful to global economic growth or to our business in or with the European Union or other countries. Deterioration of economic conditions or outlooks, such as lower rates of investment, lower economic growth, recession or fears of recession in the United States, Europe or other key markets, may adversely affect the demand for or profitability of our offerings, and the impact from developments outside the United States on our business performance can be significant given the extent of our global activities. Increased geopolitical tensions and outbreaks of armed conflict, as well as sanctions or other measures imposed in response, have in the past and in the future may cause disruption and instability in global markets, particular regions or countries, supply chains or commercial activity that adversely impact our business, financial condition, results of operations and cash flows and pose reputational risks. In addition, market uncertainty and volatility in various geographies may be magnified as a result of shifts in trade, economic and other policies. We also do business in emerging market jurisdictions where economic political and legal risks are heightened and the operating environments are complex.
Furthermore, our research and development teams maintain a significant presence in Tel Aviv, Israel. Recent and ongoing hostilities in the region may have a material impact on our ability to deliver on our product roadmaps for these solutions.
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
Some of our actual and potential competitors have significant advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, government certifications and broader global distribution and presence. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Companies that are larger and more established than us are focusing on cybersecurity and could directly compete with us. For example, Microsoft has a vulnerability management offering and has continued to acquire security solutions for its cybersecurity platform. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.
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
From 2024 to 2025, our revenue grew from $900.0 million to $999.4 million, representing year over year growth of 11%. This growth was primarily from an increase in subscription revenue. Although we have experienced rapid growth historically and currently have high customer renewal rates, we may not continue to grow as rapidly in the future due to a decline in our renewal rates, failure to attract new customers or other factors. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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
We sell cybersecurity products and, as a result, may be at increased risk of being a target of cyberattacks designed to penetrate our platform or internal systems, to compromise our data, alter or modify our source code, or to otherwise impede the performance of our products. Threats to information systems and data come from a variety of sources. In addition to computer “hackers,” threat actors, personnel (such as through theft or misuse, or other insider threat listed below), "hacktivists," organized criminal threat actors, sophisticated nation-states and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks. Nation-state actors and nation-state-supported actors may engage in such attacks for geopolitical reasons and in conjunction with military conflicts and defense activities, around the world. During times of war and other major conflicts, we, third parties upon which we may rely, and our customers may be vulnerable to a heightened risk of these threats, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We, our customers, and the third parties upon which we rely are subject to a variety of evolving threats, which are prevalent, continue to rise, and are increasingly difficult to detect. These threats include but are not limited to: social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks); credential harvesting; malicious code (such as viruses, worms, and, increasingly, code injection in open source software); malware (including as a result of advanced persistent threat intrusions); denial-of-service attacks, credential stuffing; insider threats (including due to personnel misconduct, error or malicious activity); ransomware attacks; supply-chain attacks; software bugs; server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures; attacks enhanced or facilitated by artificial intelligence and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be prudent to make extortion payments, but we may be unable to do so if, for example, applicable laws prohibit such payments.
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
If our third-party service providers or partners experience a security incident or other interruption or cause an extended outage or disruption to our systems, we could experience adverse consequences. It is possible that our customers and potential customers would hold us accountable for any security incident affecting our third-party service providers’ or partners' infrastructure or other interruption caused by our third-party service providers or partners that impacts our infrastructure. We may incur significant liability from those customers and from other third parties with respect to any such incident. Because our agreements with certain third-party service providers, such as AWS and Snowflake, limit their liability for damages, we may not be able to recover a material portion of our liabilities to our customers and third parties arising from issues with such third-party service providers, such as AWS and Snowflake, in the event of an incident affecting the third parties’ systems. Moreover, while we may be entitled to damages from third-party service providers if they fail to satisfy their privacy or security-related obligations to us or if they cause a disruption in our infrastructure, any award may be insufficient to cover our damages, or we may be unable to recover such reward. In addition, supply-chain attacks have increased in frequency and severity and there have been high-profile incidents of third-party service providers causing widespread disruptions in their customers' infrastructures due to errors in their SaaS offerings. We cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that errors by our third-party service providers won’t cause disruptions in our infrastructure.
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
We have incorporated and may in the future further incorporate AI technologies, including generative AI, into certain of our products and services. These technologies are subject to new and developing regulatory frameworks and may create operational, financial, regulatory, and reputational risks based on development practices or reliance on AI outputs that are inaccurate or flawed. These technologies may not achieve market acceptance and may pose other adverse consequences to our business, some of which we may not know or be able to quantify at this time.
We have incorporated and may in the future further incorporate AI features in certain of our products and services, including ExposureAI and Tenable AI Assistant and within Tenable One. The use of AI technologies, including generative AI processes, at scale is relatively new, and may lead to challenges, concerns and risks, including various privacy and security risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time. The technologies underpinning these features are in the early stages of commercial use and exist in an emerging regulatory environment with heightened regulatory scrutiny, which presents regulatory, litigation, ethical, safety, reputational, operational and financial risks. AI in our products and services may be complex to deploy successfully due to operational issues inherent to the nature of such technologies, including the availability, development, maintenance and operation of deep learning datasets and third-party dependencies.
Datasets used in AI training, development, and operations may be insufficient, of poor quality, not fit for purpose, contain sensitive information, or reflect unwanted bias. If we do not have adequate rights to utilize the data or other materials and content that our AI technologies depend on, we may face legal consequences for violating applicable laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party. The use of certain types or sources of data for AI training or development may require consent from data subjects, customers, or other data owners or custodians. We may not have insight into, or control over, the provenance of certain data that our AI technologies ingest. As laws evolve, we may be obligated to obtain certain consents for AI development that we had not previously sought and seeking any type of consent may be costly, impractical, and hinder competitive development or deployment of AI technologies. Customers are increasingly concerned about how their data may interact with AI technologies and may require us to make stronger assurances or contractual commitments to refrain or limit the use of customer data with AI technologies. This may adversely impact our ability to develop or improve AI technologies, which rely on a large volume of diverse and relevant data, including customer data, to produce more accurate, reliable, and predictable outputs.
Uncertainty in the legal regulatory regime relating to AI and emerging ethical issues surrounding the use of AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Existing laws and regulations may apply to us or our suppliers, vendors, partners and customers in new ways, and new laws and regulations may be instituted. Many U.S. and international governmental bodies and regulators have proposed, enacted or are in the process of developing, new regulations related to the use of AI and machine learning technologies, including the EU AI Act, Colorado AI Act, California Bot Disclosure Law, and Utah AI Policy Act, as well as regulations on certain high-risk automated decisions, such as those in the employment context. For example, the EU AI Act, which applies beyond the European Union’s borders and establishes obligations for AI providers and those deploying AI systems, sets out a risk-based framework that subjects certain AI technologies to numerous compliance obligations, such as transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company's total worldwide annual turnover for the preceding financial year, whichever is higher. Certain of our activities subject us to the EU AI Act and other U.S. and non-U.S. laws governing AI or data processed in connection with AI. We expect other jurisdictions may adopt similar or potentially more restrictive laws, which may render the use of such technologies challenging. The final form of these may impose obligations related to our development, offering and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation. We may have to amend our business practices, contractual arrangements, and services to comply with such obligations.

Our customers deploy AI technologies in their environments where the AI technologies may encounter sensitive information (including confidential, competitive, proprietary, or personal data) or our customers may input sensitive information into our AI-powered offerings, regardless of any prohibitions in our terms of service. Any sensitive information that our AI technologies ingest could be leaked or disclosed to others. Additionally, many of our AI technologies are powered by third-party AI providers, which may heighten the risk of inadvertent or unwanted disclosure of sensitive information, including if sensitive information is used to train the third party's AI model. Additionally, where an AI model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. This could create legal or contractual liability for us in light of the model's ability to output sensitive information.
Our AI technology features may also generate output that is misleading, insecure, inaccurate, harmful or otherwise flawed. Agentic AI solutions may compound those risks by taking or implementing actions or outputs, which themselves may be based on flawed outputs, that further increase the risk of misleading, insecure, inaccurate, harmful or otherwise flawed outcomes. This risk extends to our enterprise operations, as employee use of unvetted third-party agentic AI solutions, such as browser plug-ins or other automated applications, could result in actions being taken without adequate human review or monitoring. Such unauthorized automated actions could, for example, lead to the inadvertent disclosure or modification of corporate data or other sensitive information, flawed communications to customers or partners, or the creation of unintended legal or financial obligations on behalf of the company. Our customers or others may rely on or use such misleading, insecure, harmful or otherwise flawed content to their detriment, which may harm our brand, reputation, business or customers, cause competitive harm or expose us to legal liability. For example, AI algorithms use machine learning and predictive analytics which may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. Deficient or inaccurate recommendations, forecasts, or analyses that generative AI applications assist in producing could lead to customer rejection or skepticism of our products, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of generative AI may also lead to novel and urgent cybersecurity risks, including those related to personal data, which may adversely affect our operations and reputation, and these risks likely are compounded by our use of agentic AI.
While AI features are presently increasing in popularity, we have no assurance that our AI technologies will continue to be accepted and sought by customers. The development of generative and agentic AI technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The algorithms and models utilized in generative or agentic AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security or privacy of the generated content. These limitations or failures could result in reputational damage, legal liabilities, or loss of customer confidence, which, in turn, could result in lower than anticipated demand from customers to adapt our AI features. We have, and will continue, to dedicate significant resources to developing and deploying generative, agentic, or other AI features in our products and services, without assurances that we will, or will continue to, see customer demand and market conditions to support those investments.
We rely, and likely will continue to rely, on third parties to support our use of AI in our products and services. Our ability to offer AI-powered products and services may be adversely impacted if any of our third-party AI providers, or other AI-related third-party vendors, develops or deploys AI tools that are unlawful, unreliable, unsecure, or unavailable. If we cannot use third-party AI, or that use is restricted, our business may be less efficient or we may be at a competitive disadvantage, which could adversely affect our business, financial condition, customer loyalty, and reputation.
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
Our subscription offerings are term-based and a majority of our subscription contracts are for one year in duration, although we have recently experienced an increase in larger, multi-year deals, which has increased our overall contract duration. However, we have simultaneously experienced a shift to annual installment billing for these multi-year deals, which is reducing our billing duration. In order for us to maintain or improve our results of operations, it is important that a high percentage of our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate if our existing customers choose to reduce or delay technology spending in response to economic conditions, including those resulting from exchange rate fluctuations relative to the U.S. dollar that make our products more expensive to existing customers, high rates of inflation and interest rates or concerns of an economic recession in the United States or other major markets, that could lead to decreased spending, as well as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described in this Annual Report on Form 10-K. We cannot assure you that customers will maintain their agreements with us, renew subscriptions or increase their usage of our software. If our customers do not maintain or renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be harmed.
We must maintain and enhance our brand.
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our enterprise platform and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the expenses we incur in maintaining and promoting our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business is intense. The move by companies to offer a remote or hybrid work environment may increase competition for such employees outside of our traditional office locations. In addition, employee turnover rates in the broader global economy and inflationary pressures in the labor market have increased and may continue to be elevated, which has led, and could continue to lead to increased recruiting, training and retention costs. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or maintaining our corporate culture in a hybrid or remote work environment, our business will be adversely affected.
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
The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our solutions. We sell our solutions primarily to IT departments that are managing a growing set of user and compliance demands, including with respect to AI, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Our average sales cycle with an enterprise customer is approximately four months, although unfavorable macroeconomic conditions and the extent to which we continue to enter into larger deals, could result in longer average sales cycles. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or service under consideration. Macroeconomic uncertainty, including foreign exchange rates, inflation, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability, and concerns about economic recessions in the United States or other major markets, have and could continue to impact the budgets and purchasing decisions and processes of certain of our customers and prospective customers, some of whom have added additional controls on expenditures and require additional internal approvals of expenditures, even if relatively small in dollar amount, all of which could lengthen our average sales cycle. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.

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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or collectively, the CCPA, imposes obligations on covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal data. The CCPA applies to personal data of consumers, business representatives and employees who are California residents and provides for fines for noncompliance (up to $7,500 per intentional violation). Further, the CCPA allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties with whom we work, and our customers.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies are subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
Additionally, under various privacy laws and other obligations, we may be required to provide certain notices and obtain consents to process certain types of personal data. For example, some of our data processing practices may be subject to challenges or lawsuits under data privacy and communications laws, including wiretapping laws, if we share consumer information with third parties through various methods, such as chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. Violations of these obligations carry significant potential consequences. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on processing, as well as fines of up to €20 million or 4% of the annual global revenue, whichever is greater. In addition, new EU and UK regulations or legislative actions regarding data privacy and security (together with applicable industry standards) may be proposed or enacted, such as the EU's Digital Operational Resilience Act and its second Network and Information Security Directive, which may increase our costs of doing business, and non-compliance with such laws and regulations, as applicable to us, may lead to significant administrative fines. We have an internal data privacy function that oversees and supervises our compliance with data privacy laws, including EU and UK data protection regulations, but despite our efforts, we may fail, or be perceived to have failed, to comply. Canada's Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, Canada's Anti-Spam Legislation, or CASL, and Brazil's General Data Protection Law (Law No. 13,709/2018), or Lei Geral de Proteção de Dados Pessoais, or LGPD, may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. Additionally, we also target customers in Asia and may be subject to new and emerging data privacy regimes in Asia, including China's Personal Information Protection Law, Japan's Act on the Protection of Personal Information, and Singapore's Personal Data Protection Act.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We typically use a two-tiered, channel model whereby we sell our products and services to our distributors, who in turn sell to our resellers, who then sell to our end users, who we call customers. We anticipate that we will continue to rely on this two-tiered sales model in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. In 2025, 2024 and 2023, we derived 94%, 94% and 93%, respectively, of our revenue from sales through channel partners, and the percentage of revenue derived from channel partners may continue to increase in future periods. Ingram Micro, one of our distributors, accounted for 32%, 34% and 36% of our revenue in 2025, 2024 and 2023, respectively, and 27% of our accounts receivable at December 31, 2025 and 29% at December 31, 2024. Our reliance on these channel partners also means that any significant interruption to their systems could harm our business. For example, a major distributor experiencing a significant operational failure or cybersecurity incident, such as the recent ransomware attack that impacted Ingram Micro, could disrupt their ability to take orders and distribute products. Any such interruption could negatively affect our ability to sell and distribute our products through that partner, which could materially and adversely impact our business, financial position, and results of operations.
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
A portion of our revenue is generated from subscriptions and perpetual licenses sold to governmental entities in the United States. Additionally, many of our current and prospective customers, such as those in the financial services, energy, insurance and healthcare industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our enterprise platform. Selling licenses to these entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Governmental demand and payment for our enterprise platform may also be impacted by public sector budgetary cycles and funding authorizations, the operational stability of federal agencies, and the prioritization of cybersecurity and digital infrastructure initiatives. Funding reductions or delays, including those resulting from a U.S. government shutdown, reductions or eliminations of agency operating budgets or deprioritization of cybersecurity digital infrastructure related initiatives would adversely affect public sector demand for our enterprise platform. For example, the U.S. presidential administration's priorities and actions to reduce government spending, including, but not limited to, those previously driven by the Department of Government Efficiency, may impact the availability of funding for U.S. government customers as a result of the elimination of departments and personnel. These actions may lead to elongated sales cycles and procurement decisions and could result in fewer contract opportunities or reduced funding for existing initiatives, all of which would adversely affect our business and financial performance. In addition, governmental entities have the authority to terminate contracts at any time for the convenience of the government, which creates risk regarding revenue anticipated under our existing government contracts.
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
Moreover, as a U.S. government contractor, we maintain plans to ensure compliance with applicable legal and contractual requirements related to nondiscrimination. Consequently, we may be subject to executive orders and regulatory changes affecting various aspects of our operations. Any required elimination or modification of such plans in response to new or changes to existing executive orders or legal or contractual requirements could pose challenges in hiring or retaining employees and may lead to other adverse operational impacts. Failure to comply with these requirements could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments or suspension or debarment from eligibility for future U.S. government contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud claims, whistleblower lawsuits and other legal actions and liabilities as compared to solely private sector commercial companies.
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
Our new offerings or enhancements and changes to our existing offerings could fail to attain sufficient market acceptance for many reasons, including:
•failure to predict market demand accurately, including changes in demand as a result of macroeconomic trends, in terms of functionality and to supply offerings that meet this demand in a timely fashion;
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
We market and sell our solutions and professional services throughout the world and have personnel in many parts of the world. International operations generated 47% and 46% of our revenue in 2025 and 2024, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure that our expansion efforts into international markets will be successful in creating further demand for our solutions and professional services outside of the United States or in effectively selling our solutions and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
•increased management, infrastructure and legal costs associated with having international operations;
•reliance on channel partners;
•trade and foreign exchange restrictions, including potential changes in trade relations arising from policy initiatives;

•volatility of foreign exchange rates;
•global economic trends, competition and geopolitical risks, including evolving impacts from tariffs, sanctions or other trade tensions between the United States and other countries, or disruptions to global markets, cross-border operations, supply chains or workforce availability resulting from events such as a major terrorist attack, war, natural disasters or actual or threatened public health pandemics or other emergencies;
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
We have acquired products, technologies and businesses from other parties, such as recent acquisitions discussed in Note 6 of our consolidated financial statements, and we expect to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions involve many risks, including the following:
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
In addition, companies we have recently acquired principally operate in Israel and the regional conflict in the Middle East may also have the effect of heightening the risks identified above.
We are subject to risks associated with our investments in private companies and private equity funds, including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results.
We have invested, and may continue to invest, in private companies and private equity or venture capital funds, where we do not have the ability to exercise significant influence over results or investment decisions. Investments in private companies and limited partnerships are inherently risky. The companies in which we invest, or the companies held within the portfolios of funds in which we are a limited partner, are often early stage private companies focused on cybersecurity innovation, artificial intelligence, and other emerging technologies. Such companies may still be developing technologies or products with limited cash to support the development, marketing and sales of their technologies or products. These companies may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional private financing to fund their operations, or their technologies, services, or products may not be successfully developed or introduced to the market. If any company in which we invest, or the funds in which we participate, fails, we could lose all or part of our investment in that company. In addition, if we determine that any of our investments in such companies or funds have experienced a decline in value, we will recognize an expense to adjust the carrying value to its estimated fair value. For example, in 2023 we recognized $5.6 million of impairment loss related to our investments. Negative changes in the estimated fair value of our investments in private companies and funds could have an adverse effect on our results of operations and financial condition.
Furthermore, our ability to liquidate an investment in a private company or an interest in a private equity fund will typically depend on a liquidity event, such as a private equity financing, a public offering or acquisition, as no public market currently exists for such securities. Our interests in private funds are generally subject to significant transfer restrictions and may require us to remain invested for the life of the fund, which may extend for ten years or more. We may not be able to dispose of these investments on favorable terms or at all.
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
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or refinance our debt obligations depends on our successful financial and operating performance, which may be affected by a range of economic, competitive and business factors, many of which are outside of our control and some of which are described elsewhere in the “Risk Factors” section of this report.
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
A number of sustainability disclosure regulations have been enacted, including the State of California's climate disclosure statutes. Failure or perceived failure to comply with sustainability regulations or other perceived shortcomings in regulatory or voluntary sustainability disclosures could lead to regulatory investigations, litigation, reputational harm, and other adverse business consequences.
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
The global economy, including credit and financial markets, recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflation, interest rate fluctuations, increased global trade barriers, and uncertainty about economic stability. For example, in recent years the high rates of inflation, high interest rates and concerns about an economic recession in the United States or other major markets resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. In 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation and maintained those levels throughout 2024. While the Federal Reserve decreased interest rates in 2025, interest rates remain elevated relative to recent historical lows. Higher interest rates, coupled with reduced government spending and volatility in financial markets, including with respect to foreign exchange, may increase economic uncertainty and affect consumer spending. For example, during periods with a relatively strong U.S. dollar, our products are more expensive for existing and prospective international customers, which has impacted, and in the future could impact, the budgets and purchasing decisions of certain of our existing and prospective international customers.
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
Additionally, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors.

Trade disputes, trade restrictions, tariffs, and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock. Furthermore, if the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
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
Certain U.S. government contracts may require our employees to maintain various levels of security clearances, and may require us to maintain a facility security clearance, to comply with the requirements of certain government agencies, which have strict security clearance requirements for personnel who perform work in support of classified programs.

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
At December 31, 2025, we had 53 issued patents and 22 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable” and “Nessus,” and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software, we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, geopolitical, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
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
Future sales of substantial amounts of our common stock in the public markets by us or our stockholders, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.
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
On November 27, 2023, we announced that our Board of Directors authorized a share repurchase program of up to $100 million of shares of our outstanding common stock. In October 2024, July 2025 and January 2026, our Board of Directors increased the repurchase authorization by $200 million, $250 million and $150 million, respectively, bringing the total authorized amount to $700 million. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, and other relevant factors. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves, and we may fail to realize the anticipated long-term stockholder value. Additionally, there is a one-percent non-deductible excise tax on net repurchases of stock that are made by U.S. publicly traded corporations.
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
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. The issuance of additional regulatory or accounting guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. Furthermore, our tax obligations (including the cost of compliance) could increase as a result of international tax developments. For example, the Organization for Economic Co-operation and Development, or OECD, is leading work on proposals, commonly referred to as “BEPS 2.0”, which have made (and are expected to continue to make) changes to the international tax system. These proposals include, among other measures, the imposition of a minimum effective tax rate on certain multinational enterprises, referred to as Pillar Two. A number of countries in which we operate have enacted, or are planning to enact, core elements of the Pillar Two rules (with further provisions expected to be enacted in the future). The OECD has issued (and is expected to continue to issue) administrative guidance providing transition and safe harbor rules in relation to the implementation of Pillar Two. For example, on January 5, 2026, the OECD published details of a proposed "side-by-side" arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions, which includes the U.S. We are monitoring developments and evaluating the potential impacts of these rules, including on our effective tax rates and considering our eligibility to qualify for the available safe harbor rules (including under the proposed "side-by-side" arrangement). Any of the foregoing could increase our tax obligations and require us to incur additional material costs to ensure compliance with any such rules in the countries where we do business.
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
At December 31, 2025 we had U.S. federal, state and foreign net operating loss carryforwards, or NOLs, of $378.4 million, $218.9 million, and $618.7 million, respectively, available to offset future taxable income, some of which will begin to expire in 2030. A lack of future taxable income would adversely affect our ability to utilize certain of our NOLs before they expire. Under current law, Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such federal NOLs in a taxable year is limited to 80% of taxable income in such year. Certain foreign jurisdictions have annual limitations on the use of NOLs.
In addition, under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 and 383 of the Internal Revenue Code impose limitations on a company’s ability to use its NOLs and other tax assets to offset its taxable income if one or more stockholders or groups of stockholders that each own at least 5% of the company’s stock increase their aggregate ownership (by value) by more than 50 percentage points over their lowest ownership percentages within a rolling three-year period. Similar rules may apply under state and foreign tax laws. Based upon an analysis at December 31, 2025, we do not expect these limitations to materially impair our ability to use our NOLs and other tax assets prior to expiration. However, if changes in our ownership occurred after such date, or occur in the future, our ability to use our NOLs and other tax assets may be limited. Subsequent statutory or regulatory changes in respect of the utilization of NOLs and other tax assets for federal, state or foreign purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax assets, even if we achieve profitability.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data and our exposure management solutions. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, critical data (including without limitation intellectual property, confidential information that is proprietary, strategic or competitive, customer vulnerability data, and information systems data), and exposure management solutions.
Our Information Security function is overseen by our Chief Security Officer, or CSO, and is supported by our Chief Information Officer, Chief Product Officer and Product Engineering Team Leads, Chief Legal Officer, and Head of Global

Privacy. Our Information Security function is responsible for identifying, assessing and managing cybersecurity threats and risks and works to monitor and evaluate our threat environment and risk profile using various methods. These methods include conducting vulnerability assessments and threat assessments in certain environments for internal and external threats, scanning certain environments, analyzing certain reports of threats and actors, conducting internal audits for certain systems, evaluating our and our industry’s risk profile, coordinating with law enforcement concerning select threats, and engaging with third-party service providers to conduct external audits, threat assessments for certain systems, provide intelligence feeds, and conduct red/blue team testing and tabletop incident response exercises.
We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data depending on the environment. This includes maintaining an incident response plan, exposure management policy, and disaster recovery and business continuity plans, conducting risk assessments for certain environments, implementing certain security standards and certifications for certain products and systems, encrypting certain data in transit and at rest, controlling data access in certain environments, using multiple security controls in certain environments, segregating certain data, monitoring certain systems, performing regular security assessments for certain systems, training employees, maintaining cybersecurity insurance, maintaining dedicated cybersecurity staff, and conducting internal and external penetration tests.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. This integration is designed to ensure that cybersecurity considerations are part of our decision-making processes. Our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Cybersecurity Risk Management Committee, or Cybersecurity Committee, of the Board of Directors.
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
Governance
Our Board of Directors addresses cybersecurity risk management as part of its general oversight function. The Cybersecurity Committee assists with fulfilling this oversight responsibility for our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
The Cybersecurity Committee bears the primary responsibility for oversight of the management of risks related to the use and protection of information technology, cybersecurity, and product security. The Cybersecurity Committee consists of directors with cybersecurity and other expertise including risk management, technology and finance.
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
Our CSO seeks to regularly obtain information about relevant developments in cybersecurity, including potential threats and risk management techniques to help shape our approach to preventing, detecting, mitigating, and remediating cybersecurity threats. Our CSO is also responsible for implementing and overseeing processes for regularly monitoring our information systems and data, including the conducting of periodic audits of certain systems to identify potential vulnerabilities. The CSO reports directly to our Co-Chief Executive Officer, Mr. Vintz, and provides regular updates to our executive team, Cybersecurity Committee and Board of Directors on certain cybersecurity risks and incidents.
In the event of a cybersecurity incident, the CSO initiates our incident response plan that includes actions designed to mitigate the impact and long-term strategies for remediation and prevention of future incidents. Our incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including reporting to the Cybersecurity Committee and the Board of Directors for certain cybersecurity incidents.
Item 2.        Properties
Our corporate headquarters in Columbia, Maryland consist of approximately 160,000 square feet under a lease that expires in February 2032. We maintain additional offices in North America, Europe and the Middle East, Asia Pacific and South America. We believe that our current facilities are adequate to meet our ongoing needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
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
Holders of Record
At December 31, 2025, we had 13 holders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered Issuances of Equity Securities
On June 17, 2025, in connection with our acquisition of Apex Security, Inc., or Apex, we issued 187,304 shares of restricted common stock to certain key Apex employees. These shares have not been registered under the Securities Act or the securities laws of any state of the United States in reliance upon certain exemptions from registration under said acts and may not be offered or sold absent to registration or pursuant to an exemption therefrom. The foregoing did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sales were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were placed on the share certificates issued. The shares are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
The shares issued were subject to vesting agreements and were unvested as of their issuance. The shares are subject to forfeiture if these employees do not continue to provide services for the specified vesting period.

Issuer Purchases of Equity Securities
A summary of share repurchases during the three months ended December 31, 2025 is presented below:

(in thousands, except for per share data)	Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan(1)
Shares purchased October 1, 2025 to October 31, 2025	775	$29.58	775	$227,183
Shares purchased November 1, 2025 to November 30, 2025	705	26.93	705	208,190
Shares purchased December 1, 2025 to December 31, 2025	802	25.67	802	187,621
	2,282	$27.39
_______________
(1)    In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In October 2024, July 2025 and January 2026, our Board of Directors increased the repurchase authorization by $200 million, $250 million and $150 million, respectively, bringing the total authorized amount to $700 million. The authorization has no expiration date. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions, or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the Securities and Exchange Commission.
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
Overview
We are the leading provider of exposure management solutions. Exposure management is an increasingly critical category that extends foundational vulnerability management capabilities to advance risk assessment and prioritization across the entire attack surface – from IT infrastructure and cloud environments to critical infrastructure and AI. Tenable unifies security visibility, insight and action across this attack surface, equipping modern organizations to quickly identify and close the cybersecurity gaps that erode business value, reputation and trust.
Tenable One, our AI-powered exposure management platform, gives enterprises a single, unified view of risk across all types of assets and attack pathways. The platform combines broad, industry-leading vulnerability coverage, spanning IT assets, cloud resources, containers, web apps, identity systems, third-party connectors and AI-related assets and workloads.
Our solutions are primarily sold on a subscription basis with a one-year term, but are increasingly being sold with longer contractual durations. Our subscription terms are generally not longer than three years. These subscriptions are typically invoiced in advance at the beginning of the term, however multi-year subscriptions are increasingly being invoiced annually in installments.
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
Financial Highlights
Below are our key financial results:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenue	$999,405	$900,021	$798,710
Loss from operations	(9,168)	(6,856)	(52,160)
Net loss	(36,118)	(36,301)	(78,284)
Net loss per share, basic and diluted	(0.30)	(0.31)	(0.68)
Net cash provided by operating activities	266,750	217,476	149,855
Purchases of property and equipment	(12,102)	(4,247)	(1,704)
Capitalized software development costs	(4,474)	(6,451)	(7,052)

Recurring revenue, which includes revenue from subscription arrangements for software (both recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 96% of revenue in 2025 and 2024 and 95% of revenue in 2023.
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
Historically we have used calculated current billings as a key metric to measure our periodic performance and to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers. Recently, however, the shift to annual installment billing for larger multi-year transactions is reducing our overall billing duration. We believe this shift creates a negative distortion in calculated current billings that fails to accurately represent the growth of our business and as such we have transitioned away from relying on calculated current billings to monitor performance of our business. We have included calculated current billings for comparative purposes.
The following table presents calculated current billings, including a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$999,405	$900,021	$798,710
Deferred revenue (current), end of period	706,866	650,372	580,779
Deferred revenue (current), beginning of period(1)	(657,035)	(580,887)	(506,192)
Calculated current billings	$1,049,236	$969,506	$873,297
_______________
(1)    Deferred revenue (current), beginning of period for 2025, 2024 and 2023 includes $6.7 million, $0.1 million and $4.1 million, respectively, related to acquired deferred revenue.

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

	Year Ended December 31,
	2025	2024	2023
Number of new enterprise platform customers added in period(1)	1,667	1,689	1,788
_______________
(1)    The number of new enterprise platform customers added in 2023 includes 104 legacy customers of Ermetic, Ltd. ("Ermetic").

	December 31,
	2025	2024	2023
Number of customers with $100,000 and greater in annual contract value at end of period	2,161	1,988	1,721
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	December 31,
(in thousands)	2025	2024	2023
Dollar-based net expansion rate	106%	108%	111%

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
We have historically experienced, and expect in the future to experience, seasonality in entering into agreements with customers. We typically enter into a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the third and fourth quarters of the year. The increase in customer agreements in the third quarter is primarily attributable to U.S. government and related agencies, and the increase in the fourth quarter is primarily attributable to large enterprise account buying patterns typical in the software industry. We anticipate that these historical trends may be impacted by current macroeconomic conditions and U.S. policy decisions related to the funding of government agencies and the imposition of tariffs which may lengthen purchasing and approval phases of our sales cycle in 2026. The ratable nature of our subscription revenue makes this seasonality less apparent in our overall financial results.
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
We intend to continue to make investments in sales and marketing to increase revenue, further penetrate the market and expand our global customer base. We expect our sales and marketing expense to increase in absolute dollars annually and to be our largest operating expense category for the foreseeable future. However, as our revenue increases, we expect our sales and marketing expense to decrease as a percentage of our revenue in 2026 and over the long term. Our sales and marketing expense may fluctuate from period to period due to the timing and extent of these expenses, including sales commissions, which may fluctuate depending on the mix of sales and related expense recognition.
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
We expect our research and development expense to continue to increase annually in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our exposure management platform. However, we expect our research and development expense to decrease as a percentage of our revenue over the long term, although our research and development expense may fluctuate from period to period due to the timing and extent of these expenses.
General and Administrative
General and administrative expense consists of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include travel and entertainment, professional fees, insurance, allocated overhead and acquisition-related expenses.
We expect our general and administrative expense to continue to increase in absolute dollars and decrease as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period due to the timing and extent of these expenses. In 2025, our general and administrative expense included $15.5 million of termination benefits, including cash compensation and accelerated equity award vesting, related to the passing of our former Chairman and Chief Executive Officer.
Restructuring
Restructuring expenses consist of non-ordinary course severance, employee related benefits and other charges to reorganize business operations. In the three months ended December 31, 2025, we recorded $3.1 million of restructuring expense for non-ordinary course severance and employee-related benefits. We expect to record approximately $5.0 million in restructuring expense in the year ended December 31, 2026.
Interest Income, Interest Expense and Other Income (Expense), Net
Interest income consists of income earned on cash and cash equivalents and short-term investments. Interest expense consists primarily of interest expense in connection with our Term Loan, unused commitment fees on our senior secured revolving credit facility, or Revolving Credit Facility, and letter of credit fees. Other income (expense), net consists primarily of foreign currency remeasurement and transaction gains and losses and any realized and unrealized gains and losses, including impairment losses and gains related to our investments in privately held securities.
Provision for Income Taxes
Provision for income taxes consists of income taxes in all jurisdictions in which we conduct business and the related withholding taxes on sales with customers. We have recorded deferred tax assets for which a valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. The valuation allowance is subject to change based on our ability to generate future taxable income. We will continue to evaluate the realization of deferred tax assets to determine changes to valuation allowance in future periods.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$999,405	$900,021	$798,710
Cost of revenue(1)	218,937	199,668	183,577
Gross profit	780,468	700,353	615,133
Operating expenses:
Sales and marketing(1)	416,949	395,385	393,450
Research and development(1)	223,669	181,624	153,163
General and administrative(1)	145,905	124,130	116,181
Restructuring	3,113	6,070	4,499
Total operating expenses	789,636	707,209	667,293
Loss from operations	(9,168)	(6,856)	(52,160)
Interest income	15,992	23,325	24,700
Interest expense	(28,419)	(31,920)	(31,339)
Other expense, net	(1,338)	(3,435)	(8,602)
Loss before income taxes	(22,933)	(18,886)	(67,401)
Provision for income taxes	13,185	17,415	10,883
Net loss	$(36,118)	$(36,301)	$(78,284)
_______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of revenue	$13,714	$12,677	$11,247
Sales and marketing	68,801	62,727	61,322
Research and development	56,542	47,656	37,225
General and administrative(2)	52,756	40,455	35,533
Total stock-based compensation expense	$191,813	$163,515	$145,327
_______________
(2)    Stock-based compensation expense in 2025 includes $14.6 million of expense related to the accelerated vesting of equity awards for our former Chairman and Chief Executive Officer.

Comparison of 2025 and 2024
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Subscription revenue	$919,573	$824,659	$94,914	12%
Perpetual license and maintenance revenue	44,661	47,774	(3,113)	(7)%
Professional services and other revenue	35,171	27,588	7,583	27%
Revenue	$999,405	$900,021	$99,384	11%
The increase in revenue of $99.4 million included $95.7 million from existing customers as of January 1, 2025 and $3.7 million from new customers. U.S. revenue increased $40.9 million, or 8%. International revenue increased $58.5 million, or 14%.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Cost of revenue	$218,937	$199,668	$19,269	10%
Gross profit	780,468	700,353	80,115	11%
Gross margin	78%	78%
The increase in cost of revenue of $19.3 million was primarily due to:
•a $6.5 million increase in amortization of acquired intangible assets;
•a $4.0 million increase in third-party cloud infrastructure costs;
•a $3.9 million increase in personnel costs, including a $1.0 million increase in stock-based compensation; and
•a $2.4 million increase in depreciation and amortization.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Sales and marketing	$416,949	$395,385	$21,564	5%
The increase in sales and marketing expense of $21.6 million was primarily due to:
•a $10.3 million increase in personnel costs, including a $6.1 million increase in stock-based compensation;
•a $4.5 million increase in sales commissions;
•a $4.2 million increase in expenses for demand generation programs, including advertising, sponsorships, and brand awareness efforts; and
•a $3.1 million increase in selling expenses, including travel and meeting costs and software subscription costs.
Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Research and development	$223,669	$181,624	$42,045	23%

The increase in research and development expense of $42.0 million was primarily due to:
•a $34.9 million increase in personnel costs, largely associated with an increase in headcount, including an $8.9 million increase in stock-based compensation; and
•a $3.0 million increase in allocated overhead expenses.
General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
General and administrative	$145,905	$124,130	$21,775	18%
The increase in general and administrative expense of $21.8 million was primarily due to:
•a $17.0 million increase in personnel costs, including $15.5 million in termination benefits including cash compensation and accelerated equity award vesting related to the passing of our former Chairman and Chief Executive Officer; and
•a $2.3 million increase in acquisition-related expenses.
Restructuring

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Restructuring	$3,113	$6,070	$(2,957)	(49)%
In 2025, restructuring included $3.1 million in non-ordinary course severance and employee-related benefits. In 2024, restructuring included a $4.5 million non-cash impairment of leasehold improvements and furniture and fixtures that was recorded in connection with the sublease of a portion of our headquarters and $1.6 million in non-ordinary course severance and employee-related benefits.
Interest Income, Interest Expense and Other Expense, Net

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Interest income	$15,992	$23,325	$(7,333)	(31)%
Interest expense	(28,419)	(31,920)	3,501	(11)%
Other expense, net	(1,338)	(3,435)	2,097	(61)%
The $7.3 million decrease in interest income was primarily due to a decrease in cash and cash equivalents and short-term investments as well as lower interest rates on our cash and cash equivalents and short-term investments. The $3.5 million decrease in interest expense was primarily due to a decrease in the variable rate of our Term Loan. The $2.1 million decrease in other expense, net was primarily due to a $3.4 million decrease in foreign exchange losses partially offset by a $1.5 million gain on the conversion of one of our simple agreements for future equity, or SAFE, investments in the prior year.
Provision for Income Taxes

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	($)	(%)
Provision for income taxes	$13,185	$17,415	$(4,230)	(24)%

In 2025, the provision for income taxes included:
•$7.0 million of discrete expenses primarily related to withholding taxes on sales to customers; and
•$6.2 million of income taxes in foreign jurisdictions in which we conduct business.

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
Comparison of 2024 and 2023
For a discussion of our consolidated results for 2024 compared to 2023, see our Annual Report on Form 10-K filed with the SEC on February 21, 2025.
Liquidity and Capital Resources
At December 31, 2025, we had $187.8 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $214.4 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate and Yankee bonds.
We have generated significant operating losses prior to and during 2025 as reflected by our accumulated deficit of $897.5 million at December 31, 2025.
We typically invoice our customers in advance, however multi-year subscriptions are increasingly being invoiced annually in installments. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At December 31, 2025, we had deferred revenue of $899.3 million, of which $706.9 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
Our principal uses of cash in recent periods have been funding our operations, expansion of our sales and marketing and research and development activities, investments in infrastructure, acquiring complementary businesses and technology and repurchasing shares of our common stock. We paid $196.2 million, $29.2 million and $243.3 million to acquire businesses in 2025, 2024 and 2023, respectively. See Note 6 to our consolidated financial statements for details about recent acquisitions. We expect to enter into arrangements to acquire or invest in other complementary businesses, services and technologies, including intellectual property rights, in the future.
We expect to continue incurring operating losses in the near term. Even though we generated positive cash flows from operations and free cash flow in 2025, 2024 and 2023, we may not be able to sustain these cash flows. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.

Share Repurchase Program
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In October 2024, July 2025 and January 2026, our Board of Directors increased the repurchase authorization by $200 million, $250 million and $150 million, respectively. Since the inception of the share repurchase program and through December 31, 2025, we have purchased a total of 10.6 million shares for $362.4 million.
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
In 2025, interest rates on our Term Loan were between 6.78% and 7.22%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At December 31, 2025, our first lien net leverage ratio was 0.84.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375% per annum of the average daily undrawn portion of our Revolving Credit Facility. At December 31, 2025, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$266,750	$217,476	$149,855
Net cash used in investing activities	(174,578)	(41,431)	(212,615)
Net cash (used in) provided by financing activities	(234,095)	(79,401)	1,251
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,038	(5,129)	(2,225)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(140,885)	$91,515	$(63,734)
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
From 2024 to 2025, net cash used in investing activities increased by $133.1 million, primarily due to an increase in cash paid for acquisitions of $167.0 million and a $7.9 million increase in purchases of property and equipment, partially offset by a $41.2 million net decrease in purchases of short-term investments.
From 2023 to 2024, net cash used in investing activities decreased by $171.2 million, primarily due to a decrease in cash paid for acquisitions of $214.1 million, partially offset by a $43.3 million net decrease in sales of short-term investments.

Financing Activities
From 2024 to 2025, net cash used in financing activities increased by $154.7 million, primarily due to a $147.5 million increase in the repurchase of common stock under our share repurchase program.
From 2023 to 2024, net cash provided by financing activities decreased by $80.7 million, primarily due to an $85.0 million increase in the repurchase of common stock under our share repurchase program, partially offset by a $4.6 million increase in proceeds from the exercise of stock options.
Contractual Obligations
We have certain contractual obligations for future payments. See Note 7 to our consolidated financial statements for our required operating lease payments and Note 9 to our consolidated financial statements for our required payments to Microsoft and AWS for cloud services.
At December 31, 2025, we had other non-cancellable purchase obligations of $25.8 million due in the next twelve months and $7.9 million due thereafter.
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
We record a provision for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, net operating loss carryforwards and tax credit carryforwards. We have elected to treat taxes related to Global Intangible Low Taxed Income, or GILTI, as a period cost. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. We have valuation allowances in all jurisdictions against deferred tax assets net of deferred tax liabilities that will provide a source of taxable income when reversed. Our evaluation of valuation allowances could change in the future and the impact could have a material impact on our financial statements.
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

Interest Rate Risk
At December 31, 2025, we had $187.8 million of cash and cash equivalents, which consisted of cash deposits and money market funds. We also had $214.4 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. treasury and agency securities and corporate and Yankee bonds. Our investments are carried at their fair market values with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. In 2025, interest rates on our Term Loan were between 6.78% and 7.22%. In January and February 2026, our Term Loan has an interest rate of 6.58% and 6.54%, respectively. A one percentage point increase in the rate would not have had a material impact on our financial statements.
Foreign Currency Exchange Risk
Substantially all of our sales contracts are denominated in U.S. dollars, with a limited number of contracts denominated in foreign currencies, including foreign denominated leases. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Australian dollar, Israeli New Shekel, Indian Rupee, Brazilian Real and Singapore dollar. Strengthening of the U.S. dollar compared to other currencies could result in lower international sales as our products would seem more expensive and could result in lower international operating costs as the U.S. dollar is the functional currency for all of our international subsidiaries. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize remeasurement and transaction gains (losses) in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currencies becomes more significant.
Inflation Risk
While we do not believe that inflation has had a material effect on our business, results of operations, or financial condition through December 31, 2025, our costs, specifically employee-related and third-party cloud infrastructure costs, may become subject to significant inflationary pressures, and our inability or failure to fully offset such higher costs could harm our business, results of operations, or financial condition.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tenable Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tenable Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tenable Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Tenable Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tenable Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Baltimore, Maryland
February 27, 2026

TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$187,762	$328,647
Short-term investments	214,419	248,547
Accounts receivable (net of allowance for doubtful accounts of $656 and $525 at December 31, 2025 and 2024, respectively)	279,150	258,734
Deferred commissions	52,914	51,791
Prepaid expenses and other current assets	39,339	53,026
Total current assets	773,584	940,745
Property and equipment, net	40,062	39,265
Deferred commissions (net of current portion)	71,715	67,914
Operating lease right-of-use assets	35,558	45,139
Acquired intangible assets, net	115,296	94,461
Goodwill	697,886	541,292
Other assets	13,566	13,303
Total assets	$1,747,667	$1,742,119
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,889	$19,981
Accrued compensation	69,166	55,784
Deferred revenue	706,866	650,372
Operating lease liabilities	9,596	6,801
Other current liabilities	5,432	5,154
Total current liabilities	812,949	738,092
Deferred revenue (net of current portion)	192,410	182,815
Term loan, net of issuance costs (net of current portion)	354,209	356,705
Operating lease liabilities (net of current portion)	50,877	56,224
Other liabilities	10,846	8,329
Total liabilities	1,421,291	1,342,165

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized, 129,046 and 122,371 shares issued at December 31, 2025 and 2024, respectively)	1,290	1,224
Additional paid-in capital	1,586,727	1,374,659
Treasury stock (at cost: 10,596 and 2,673 shares at December 31, 2025 and 2024, respectively)	(364,574)	(114,911)
Accumulated other comprehensive income	387	318
Accumulated deficit	(897,454)	(861,336)
Total stockholders’ equity	326,376	399,954
Total liabilities and stockholders’ equity	$1,747,667	$1,742,119
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenue	$999,405	$900,021	$798,710
Cost of revenue	218,937	199,668	183,577
Gross profit	780,468	700,353	615,133
Operating expenses:
Sales and marketing	416,949	395,385	393,450
Research and development	223,669	181,624	153,163
General and administrative	145,905	124,130	116,181
Restructuring	3,113	6,070	4,499
Total operating expenses	789,636	707,209	667,293
Loss from operations	(9,168)	(6,856)	(52,160)
Interest income	15,992	23,325	24,700
Interest expense	(28,419)	(31,920)	(31,339)
Other expense, net	(1,338)	(3,435)	(8,602)
Loss before income taxes	(22,933)	(18,886)	(67,401)
Provision for income taxes	13,185	17,415	10,883
Net loss	$(36,118)	$(36,301)	$(78,284)

Net loss per share, basic and diluted	$(0.30)	$(0.31)	$(0.68)
Weighted-average shares used to compute net loss per share, basic and diluted	120,124	118,789	115,408
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net loss	$(36,118)	$(36,301)	$(78,284)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities	69	280	1,389
Other comprehensive income	69	280	1,389
Comprehensive loss	$(36,049)	$(36,021)	$(76,895)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	113,056	$1,131	$1,017,837	$—	$(1,351)	$(746,751)	$270,866
Exercise of stock options	387	4	3,497	—	—	—	3,501
Vesting of restricted stock units	3,153	32	(32)	—	—	—	—
Vesting of performance stock units	91	—	—	—	—	—	—
Issuance of restricted stock awards	311	3	(3)	—	—	—	—
Issuance of common stock under employee stock purchase plan	506	5	16,219	—	—	—	16,224
Purchase of treasury stock	—	—	—	(14,934)	—	—	(14,934)
Fair value of replacement equity attributable to pre-acquisition service	—	—	526	—	—	—	526
Stock-based compensation	—	—	147,056	—	—	—	147,056
Other comprehensive income	—	—	—	—	1,389	—	1,389
Net loss	—	—	—	—	—	(78,284)	(78,284)
Balance at December 31, 2023	117,504	1,175	1,185,100	(14,934)	38	(825,035)	346,344
Exercise of stock options	1,044	11	8,053	—	—	—	8,064
Vesting of restricted stock units	3,217	32	(32)	—	—	—	—
Vesting of performance stock units	107	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	499	5	16,257	—	—	—	16,262
Purchase of treasury stock	—	—	—	(99,977)	—	—	(99,977)
Fair value of replacement equity attributable to pre-acquisition service	—	—	42	—	—	—	42
Stock-based compensation	—	—	165,240	—	—	—	165,240
Other comprehensive income	—	—	—	—	280	—	280
Net loss	—	—	—	—	—	(36,301)	(36,301)
Balance at December 31, 2024	122,371	1,224	1,374,659	(114,911)	318	(861,336)	399,954
Exercise of stock options	2,161	22	3,597	—	—	—	3,619
Vesting of restricted stock units	3,647	36	(36)	—	—	—	—
Vesting of performance stock units	211	2	(2)	—	—	—	—
Issuance of restricted stock awards, net	137	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	519	5	15,477	—	—	—	15,482
Taxes paid related to net share settlement of equity awards	—	—	—	(1,978)	—	—	(1,978)
Purchase of treasury stock	—	—	—	(247,685)	—	—	(247,685)
Fair value of replacement equity attributable to pre-acquisition service	—	—	146	—	—	—	146
Stock-based compensation	—	—	192,887	—	—	—	192,887
Other comprehensive income	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	(36,118)	(36,118)
Balance at December 31, 2025	129,046	$1,290	$1,586,727	$(364,574)	$387	$(897,454)	$326,376
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net loss	$(36,118)	$(36,301)	$(78,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,955	33,209	27,108
Stock-based compensation	191,813	163,515	145,327
Net accretion of discounts and amortization of premiums on short-term investments	(3,131)	(7,595)	(8,323)
Amortization of debt issuance costs	1,442	1,353	1,267
Loss (gain) on other investments	18	(1,452)	5,617
Restructuring	—	4,528	—
Other	3,856	6,507	2,179
Changes in operating assets and liabilities:
Accounts receivable	(18,236)	(38,730)	(30,042)
Prepaid expenses and other assets	12,767	26,170	1,689
Accounts payable, accrued expenses and accrued compensation	12,147	(8,257)	7,071
Deferred revenue	58,361	82,581	81,755
Other current and noncurrent liabilities	1,876	(8,052)	(5,509)
Net cash provided by operating activities	266,750	217,476	149,855

Cash flows from investing activities:
Purchases of property and equipment	(12,102)	(4,247)	(1,704)
Capitalized software development costs	(4,474)	(6,451)	(7,052)
Purchases of short-term investments	(145,342)	(287,797)	(278,209)
Sales and maturities of short-term investments	182,670	283,964	317,651
Purchases of other investments	—	(1,250)	—
Proceeds from other investments	852	3,512	—
Business combinations, net of cash acquired	(196,182)	(29,162)	(243,301)
Net cash used in investing activities	(174,578)	(41,431)	(212,615)

Cash flows from financing activities:
Payments on term loan	(3,750)	(3,750)	(3,750)
Proceeds from stock issued in connection with the employee stock purchase plan	15,482	16,262	16,224
Proceeds from the exercise of stock options	3,619	8,064	3,501
Payments for taxes related to net share settlement of equity awards	(1,978)	—	—
Purchase of treasury stock	(247,468)	(99,977)	(14,934)
Other financing activities	—	—	210
Net cash (used in) provided by financing activities	(234,095)	(79,401)	1,251
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,038	(5,129)	(2,225)
Net (decrease) increase in cash and cash equivalents and restricted cash	(140,885)	91,515	(63,734)
Cash and cash equivalents and restricted cash at beginning of year	328,647	237,132	300,866
Cash and cash equivalents and restricted cash at end of year	$187,762	$328,647	$237,132

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,841	$30,977	$34,323
Cash paid for income taxes, net of refunds	11,801	15,180	8,981
Supplemental cash flow information related to leases:
Cash payments for operating leases	$10,455	$9,204	$8,914
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
Business Description
Tenable Holdings, Inc. (the "Company," "we," "us," or "our") is the leading provider of exposure management solutions. Exposure management is an increasingly critical category that extends foundational vulnerability management capabilities to advance risk assessment and prioritization across the entire attack surface – from IT infrastructure and cloud environments to critical infrastructure and AI. We unify security visibility, insight and action across this attack surface, equipping modern organizations to quickly identify and close the cybersecurity gaps that erode business value, reputation and trust.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Tenable Holdings, Inc. and our wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, the estimated period of benefit for deferred commissions, the useful lives of long-lived assets, the fair value of acquired intangible assets, the valuation of stock-based compensation, the incremental borrowing rate for operating leases and the valuation of deferred tax assets and investments. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ significantly from these estimates.
Foreign Currency
The functional currency for all of our foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in other currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. We bill our customers in U.S. dollars. Expenses incurred in non U.S. dollar currencies are remeasured into U.S. dollars when incurred. Remeasurement losses in currencies other than the functional currency were $1.6 million, $5.0 million and $3.1 million in 2025, 2024 and 2023, respectively, and are included as a component of other expense, net in the consolidated statements of operations.
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
At December 31, 2025 and 2024, cash and cash equivalents included $8.7 million and $8.2 million, respectively, of restricted cash related to collateral for outstanding letters of credit and an operating lease.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount may not be fully recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the excess of the carrying amount over the fair value. In 2024, we executed a sublease of our headquarters and recorded a $4.5 million impairment for furniture and fixtures and leasehold improvements. There was no impairment of long-lived assets in 2025 or 2023.
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
Common Stock
Our Amended and Restated Certificate of Incorporation authorized 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding at December 31, 2025 or 2024. The voting, dividend, and liquidation rights of common stockholders are subject to, and qualified by, the rights of preferred stockholders. The common stockholders are entitled to receive dividends when, as and if, declared by the Board of Directors, subject to preferential dividend rights of preferred stockholders. Upon dissolution or liquidation, our common stockholders will be entitled to receive all assets available for distribution to stockholders, subject to any preferential rights of preferred stockholders.
Treasury Stock
In November 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In October 2024 and July 2025, our Board of Directors increased the repurchase authorization by $200 million and $250 million, respectively. We account for purchases of treasury stock under the cost method. Shares are held for future issuance and not retired. Since the inception of the share repurchase program and through December 31, 2025, we have purchased a total of 10.6 million shares for $362.4 million. The remaining amount available under the share repurchase program was $187.6 million at December 31, 2025.
In January 2026, our Board of Directors increased the repurchase authorization by $150 million.
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
Advertising
Advertising costs are expensed as they are incurred. We incurred advertising costs of $19.8 million, $13.8 million and $16.2 million in 2025, 2024 and 2023, respectively, which are included in sales and marketing expense in the consolidated statements of operations.

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
Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in property and equipment, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In 2025, 2024 and 2023, we capitalized $5.4 million, $8.2 million and $8.8 million of development costs related to internal use software, including capitalized stock-based compensation of $1.1 million, $1.7 million, and $1.7 million, respectively.
Restructuring
Restructuring expenses consist of non-ordinary course severance, employee related benefits and other charges to reorganize business operations. In 2025, we incurred $3.1 million of restructuring expense related to non-ordinary course severance and employee related benefits in order to realign departments. In 2024, the $6.1 million of restructuring expense consisted of $4.5 million of non-cash impairment of leasehold improvements and furniture and fixtures that was recorded in connection with the sublease of a portion of our headquarters and $1.5 million in non-ordinary course severance and employee related benefits related to the optimization of our go-to-market efforts, including reducing our reliance on sales specialists and streamlining layers of management.
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
Segment Information
We operate as one operating segment as our Co-Chief Executive Officers, who are our chief operating decision makers ("CODMs"), review financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
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

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within the annual rate reconciliation. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received. We have adopted ASU 2023-09 for the year ended December 31, 2025, and have applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The ASU also requires disclosure of the total amount of selling expenses recognized in continuing operations on an annual and interim basis and disclosure of the definition of selling expenses. The guidance is effective beginning January 1, 2027 on a prospective basis, with a retrospective option, and interim reporting periods beginning on January 1, 2028. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
In July 2025, the FASB issued ASU 2025-05 - Measurement of Credit Loss for Accounts Receivable and Contract Assets, which provides a practical expedient for the calculation of current expected credit losses for accounts receivable and contract assets, allowing entities to assume that current conditions as of the balance sheet date will persist through the forecast period. The guidance is effective beginning January 1, 2026 on a prospective basis. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06 - Targeted Improvements to the Accounting for Internal-Use Software, which updates the requirements for capitalization of internal-use software, removing all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. The guidance is effective beginning January 1, 2028 using a prospective, modified retrospective or full retrospective approach. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Subscription revenue	$919,573	$824,659	$725,013
Perpetual license and maintenance revenue	44,661	47,774	48,729
Professional services and other revenue	35,171	27,588	24,968
Revenue	$999,405	$900,021	$798,710
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. Revenue derived through our channel network comprised 94%, 94% and 93% of revenue in 2025, 2024 and 2023, respectively. One of our distributors accounted for 32%, 34% and 36% of revenue in 2025, 2024 and 2023, respectively. That same distributor accounted for 27% and 29% of accounts receivable at December 31, 2025 and 2024, respectively.

Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In 2025, 2024 and 2023, we recognized revenue of $650.0 million, $581.8 million and $502.8 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
Remaining Performance Obligations
The following summarizes the future estimated revenue related to unsatisfied performance obligations:

	December 31,
(in thousands)	2025	2024
Remaining performance obligations, short-term	$748,616	$660,647
Remaining performance obligations, long-term	312,449	206,879
Remaining performance obligations	$1,061,065	$867,526
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Year Ended December 31,
(in thousands)	2025	2024
Beginning balance	$119,705	$121,953
Capitalization of contract acquisition costs	62,517	52,263
Amortization of deferred contract acquisition costs	(57,593)	(54,511)
Ending balance	$124,629	$119,705
3. Cash Equivalents and Short-Term Investments
The following tables summarize the amortized cost, unrealized gain and loss and estimated fair value of cash equivalents and short-term investments:

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$59,760	$—	$—	$59,760
Total cash equivalents	$59,760	$—	$—	$59,760

Short-term investments
Commercial paper	$5,063	$3	$—	$5,066
Corporate bonds	94,729	167	(2)	94,894
Asset backed securities	17,331	33	—	17,364
Yankee bonds	13,280	14	(1)	13,293
U.S. Treasury and agency obligations	83,629	173	—	83,802
Total short-term investments	$214,032	$390	$(3)	$214,419

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	$190,750	$—	$—	$190,750
Total cash equivalents	$190,750	$—	$—	$190,750

Short-term investments
Commercial paper	$41,610	$—	$(6)	$41,604
Corporate bonds	95,267	208	(65)	95,410
Asset backed securities	30,740	63	(7)	30,796
Yankee bonds	13,998	16	(7)	14,007
U.S. Treasury and agency obligations	66,614	155	(39)	66,730
Total short-term investments	$248,229	$442	$(124)	$248,547
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At December 31, 2025 and 2024, our unrealized losses were due to changes in market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.
The contractual maturities of our short-term investments are as follows:

	December 31, 2025		December 31, 2024
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$178,677	$178,995	$204,156	$204,532
Due between one and two years	35,355	35,424	44,073	44,015
Total short-term investments	$214,032	$214,419	$248,229	$248,547
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
•Level 3 — Unobservable inputs.

The following tables summarize assets that are measured at fair value on a recurring basis:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$59,760	$—	$—	$59,760
Total cash equivalents	$59,760	$—	$—	$59,760

Short-term investments
Commercial paper	$—	$5,066	$—	$5,066
Corporate bonds	—	94,894	—	94,894
Asset backed securities	—	17,364	—	17,364
Yankee bonds	—	13,293	—	13,293
U.S. Treasury and agency obligations	—	83,802	—	83,802
Total short-term investments	$—	$214,419	$—	$214,419

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$190,750	$—	$—	$190,750
Total cash equivalents	$190,750	$—	$—	$190,750

Short-term investments
Commercial paper	$—	$41,604	$—	$41,604
Corporate bonds	—	95,410	—	95,410
Asset backed securities	—	30,796	—	30,796
Yankee bonds	—	14,007	—	14,007
U.S. Treasury and agency obligations	—	66,730	—	66,730
Total short-term investments	$—	$248,547	$—	$248,547
Other Investments
Our investments in privately held securities were as follows:

	December 31,
(in thousands)	2025	2024
Equity securities	$6,702	$6,701
Debt and other securities	1,000	1,871
Total other investments	$7,702	$8,572
Other investments are classified as Level 3 as they do not have readily determinable market values.
We received $0.9 million and $3.5 million in proceeds from one of our SAFE investments in 2025 and 2024, respectively. Additionally in 2024, we recognized a $1.5 million gain on the conversion of our SAFE investment to an investment in preferred stock.

We did not have any liabilities measured and recorded at fair value on a recurring basis at December 31, 2025 and 2024.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2025	2024
Computer software and equipment	$21,676	$21,051
Internally developed software	44,403	39,944
Furniture and fixtures	5,833	5,140
Leasehold improvements	33,049	24,524
Total	104,961	90,659
Less: accumulated depreciation and amortization	(64,899)	(51,394)
Property and equipment, net	$40,062	$39,265
Depreciation and amortization related to property and equipment was $16.0 million, $13.7 million and $13.2 million in 2025, 2024 and 2023, respectively.
In 2024, we recorded a $4.5 million impairment for furniture and fixtures and leasehold improvements. See Note 7 for additional information.
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

Cash consideration, net of cash acquired, was allocated as follows:

(in thousands)	Apex	Vulcan	Eureka
Intangible assets	$6,800	$40,000	$6,900
Goodwill	41,288	115,306	22,753
Accounts receivable	62	2,158	—
Deferred revenue	(34)	(7,695)	(108)
Other liabilities, net	(333)	(1,224)	(341)
Total purchase price allocation	$47,783	$148,545	$29,204
Intangible assets acquired during the year ended December 31, 2025 included Apex's proprietary technology for $6.8 million with an estimated useful life of 5 years and Vulcan's proprietary technology for $40.0 million with an estimated useful life of 7 years.
Intangible assets acquired during the year ended December 31, 2024 included Eureka's proprietary technology for $6.9 million with an estimated useful life of 5 years.
The results of operations of Apex, Vulcan and Eureka are included in our consolidated statements of operations from the applicable acquisition dates and were not material. Pro forma results of operations are not presented as they are not material to the consolidated statements of operations.
Acquisition-related expenses are included in our consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Sales and marketing	$1,320	$52	$512
Research and development	1,778	(20)	2,880
General and administrative	4,158	1,900	6,080
Total acquisition-related expenses	$7,256	$1,932	$9,472
Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2024	$541,292
Acquired goodwill	156,594
Balance at December 31, 2025	$697,886
The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The acquired goodwill reflects the synergies we expect from marketing and selling these new capabilities from Apex, Vulcan and Eureka to our customers. Acquired goodwill is generally not tax deductible.

Acquired intangible assets subject to amortization are as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$196,237	$(80,941)	$115,296	$149,437	$(54,976)	$94,461
Trade name	490	(490)	—	490	(490)	—
	$196,727	$(81,431)	$115,296	$149,927	$(55,466)	$94,461
Amortization of acquired intangible assets was $26.0 million, $19.5 million and $13.9 million in 2025, 2024 and 2023, respectively. At December 31, 2025, our acquired intangible assets are expected to be amortized over an estimated weighted average period of 4.9 years.
At December 31, 2025, estimated future amortization of intangible assets is as follows:

(in thousands)
Year ending December 31,
2026	$26,945
2027	24,915
2028	21,872
2029	18,252
2030	14,522
Thereafter	8,790
Total	$115,296
7. Leases
We have operating leases for office facilities. Our leases have remaining terms of under one year to just over six years, some of which include one or more options to renew, with renewal terms up to five years and one of which includes an option to terminate the lease within the next five years.
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost(1)	$9,865	$8,102	$7,592
_______________
(1)    Excludes sublease income.
In June 2024, we executed a sublease of a portion of our corporate headquarters through February 2032 and recognized $4.5 million of restructuring expense related to the associated impairment of leasehold improvements and furniture and fixtures.
Sublease income, which is recorded as a reduction of rent expense, was $1.6 million and $0.8 million in 2025 and 2024, respectively.
Rent expense for short-term leases was not material in 2025, 2024 and 2023.

Supplemental information related to leases was as follows:

	December 31,
	2025	2024
Operating leases
Weighted average remaining lease term	5.7 years	6.5 years
Weighted average discount rate	6.2%	6.1%

	Year Ended December 31,
(in thousands)	2025	2024	2023
ROU assets obtained in exchange for lease obligations
Operating leases	$1,832	$10,143	$1,234
Maturities of operating lease liabilities at December 31, 2025 were as follows:

(in thousands)
Year ending December 31,
2026	$13,006
2027	12,403
2028	11,667
2029	11,611
2030	11,538
Thereafter	11,703
Total lease payments	71,928
Less: Imputed interest	(11,455)
Total	$60,473
Operating lease payments in the table above do not include $1.7 million, $1.8 million, $1.9 million, $1.9 million, $2.0 million and $2.5 million of sublease payments we expect to receive in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.
In January 2026, we entered into a new lease in Ireland with a ten year term and expected future lease payments of $12.9 million.
8. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").

The table below summarizes the carrying value of the Term Loan:

(in thousands)	December 31, 2025
Term loan	$360,000
Less: Unamortized debt discount and issuance costs	(3,293)
Term loan, net of issuance costs	356,707
Less: Term loan, net, current (1)	(2,498)
Term loan, net of issuance costs (net of current portion)	$354,209
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
Our Term Loan is recorded at its carrying value. At December 31, 2025, the fair value of our Term Loan was approximately $362.7 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.
The maturities of our Term Loan at December 31, 2025 were as follows:

(in thousands)
Year ending December 31,
2026	$3,750
2027	3,750
2028	352,500
Total	$360,000
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At December 31, 2025, our first lien net leverage ratio was 0.84.
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
The Credit Agreement is guaranteed by the Company, Tenable Public Sector LLC and Accurics, Inc., both indirect subsidiaries of the Company, as guarantors, and is supported by a security interest in substantially all of the assets of Tenable, Inc. and the guarantors.
The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on incurring additional indebtedness or guaranteeing indebtedness of others, creating liens on properties or assets, making certain investments, loans, advances and guarantees, selling assets, making certain restricted payments and entering into certain sale and leaseback transactions, affiliate transactions, restrictive agreements and asset and stock-based transactions. Additionally, if at least 35% of the Revolving Credit Facility is drawn on the last day of the quarter, the total net leverage ratio cannot be greater than 5.50 to 1.00. At December 31, 2025, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At December 31, 2025, we were in compliance with the covenants under the Credit Agreement.
9. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend €28.5 million. If we do not meet our commitment by the end of the term, we will be required to pay the difference. As of December 31, 2025, we have spent €14.9 million of our commitment.
In July 2024, we entered into a new contract with AWS for cloud services, in which we committed to spend $59.7 million, $77.6 million and $93.0 million in contract years one, two and three, respectively, for a total commitment of $230.3 million from August 2024 to July 2027. As of December 31, 2025, we have met our first year commitment and we have spent $31.3 million of our second year commitment.
Letters of Credit
At December 31, 2025, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for $5.5 million of our letters of credit was classified as restricted cash in cash and cash equivalents.
10. Stock-Based Compensation
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of revenue	$13,714	$12,677	$11,247
Sales and marketing	68,801	62,727	61,322
Research and development	56,542	47,656	37,225
General and administrative(1)	52,756	40,455	35,533
Total stock-based compensation expense	$191,813	$163,515	$145,327
_______________
(1)    Stock-based compensation in 2025 includes $14.6 million of expense related to the accelerated vesting of equity awards for our former Chairman and Chief Executive Officer.
A summary of the unrecognized stock-based compensation expense related to unvested awards at December 31, 2025 is presented below:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Estimated Weighted Average Period (in years)
Restricted stock units ("RSUs")	$291,736	2.6
Performance stock units ("PSUs")	4,700	2.9
Restricted stock	5,388	2.3
2018 Employee Stock Purchase Plan ("2018 ESPP")	12,861	0.8

Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	—	$—	6,894	$43.26	196	$44.97
Granted	311	45.67	4,728	43.47	188	43.24
Performance adjustment(1)	—	—	—	—	12	44.97
Vested	—	—	(3,153)	41.61	(91)	44.97
Forfeited	—	—	(1,126)	45.14	(47)	43.92
Unvested balance at December 31, 2023	311	45.67	7,343	43.80	258	43.90
Granted	—	—	4,099	45.89	170	47.20
Performance adjustment(1)	—	—	—	—	(10)	43.24
Vested	(124)	45.67	(3,217)	43.34	(107)	43.93
Forfeited	—	—	(1,016)	45.00	(11)	43.95
Unvested balance at December 31, 2024	187	45.67	7,209	45.01	300	45.78
Granted	187	32.83	6,604	35.77	201	38.37
Performance adjustment(1)	—	—	—	—	(6)	47.20
Vested(2)	(139)	42.79	(3,667)	44.74	(216)	45.84
Forfeited	(50)	45.67	(1,152)	42.08	—	—
Unvested balance at December 31, 2025	185	34.83	8,994	38.72	279	40.37
_______________
(1)    Represents adjustments due to the achievement of predefined financial performance targets.
(2)    Includes 20 RSUs and 5 PSUs repurchased to cover taxes.
In January 2025, under the evergreen provision in our 2018 Equity Incentive Plan we reserved an additional 6.0 million shares of our common stock. At December 31, 2025, there were 26.9 million shares available for grant under the plan.

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,485	$8.96	4.5	$160,135
Exercised	(387)	9.05		13,364
Forfeited/canceled	(3)	10.97
Outstanding at December 31, 2023	5,095	8.95	3.5	189,108
Exercised	(1,044)	7.72		38,831
Forfeited/canceled	—	—
Outstanding at December 31, 2024	4,051	9.26	2.6	122,024
Exercised(1)	(2,646)	7.44		67,124
Forfeited/canceled	(2)	6.16
Outstanding and exercisable at December 31, 2025	1,403	12.70	2.0	15,210
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
A summary of our ESPP activity is presented below:

	Year Ended December 31,
(dollars and shares in thousands)	2025	2024	2023
Shares of common stock purchased	519.1	498.9	506.4
Weighted average price	$29.82	$32.60	$32.04
Cash proceeds	$15,482	$16,262	$16,224
At December 31, 2025 and 2024 there were $7.1 million and $6.9 million, respectively, of employee contributions to the 2018 ESPP included in accrued compensation.
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

Expected Volatility. Volatility is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We use the historical volatility of our common stock to estimate expected volatility.
Risk-Free Interest Rate. This is the U.S. Treasury rate, having a term that most closely resembles the expected life of the stock option.
Expected Dividend Yield. We have never declared or paid dividends and have no plans to do so in the foreseeable future.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using the following assumptions:

Year Ended December 31,
	2025	2024	2023
Expected term (in years)	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0
Expected volatility	32.8% — 35.7%	31.9% — 51.4%	46.9% — 58.1%
Risk-free interest rate	3.6% — 3.9%	3.8% — 5.1%	4.8% — 5.4%
Expected dividend yield	—	—	—
Under the evergreen provision in our 2018 ESPP, in January 2025 we reserved an additional 1.8 million shares of our common stock. At December 31, 2025, there were 11.2 million shares reserved for issuance under the 2018 ESPP.
11. Income Taxes
U.S. and foreign components of the loss before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S. income (loss)	$19,988	$25,787	$(26,249)
Foreign loss	(42,921)	(44,673)	(41,152)
Total loss before income taxes	$(22,933)	$(18,886)	$(67,401)
The components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$5	$3,278	$5
State	300	454	708
Foreign	11,432	13,036	9,930
Total current tax expense	11,737	16,768	10,643
Deferred
Federal	1,095	580	293
State	676	227	239
Foreign	(323)	(160)	(292)
Total deferred tax expense	1,448	647	240
Total provision for income taxes	$13,185	$17,415	$10,883
Our provision for income taxes in 2024 included expense of $3.3 million related to Base Erosion and Anti-Abuse Tax, or BEAT, and $1.2 million of expense related to restructuring of our operations in Israel through intercompany transactions, neither of which were applicable in 2025 or 2023.
The items accounting for the difference between income taxes computed at the federal statutory rate and our effective tax rate after the adoption of ASU 2023-09 were as follows:

	Year Ended December 31, 2025
(dollars in thousands)	Amount	Percent
U.S. federal statutory tax rate	$(4,816)	21.0%
State and local income tax, net of federal (national) income tax effect(1)	916	(4.0)
Foreign tax effects
Brazil
Foreign withholding taxes	2,438	(10.6)
Colombia
Foreign withholding taxes	1,181	(5.1)
Israel
Federal statutory tax rate difference	(1,219)	5.3
Currency remeasurement	(4,732)	20.6
Changes in valuation allowances	16,206	(70.7)
Stock compensation	1,409	(6.1)
Other	858	(3.7)
Ireland
Currency remeasurement	(5,588)	24.4
Changes in valuation allowances	4,321	(18.8)
Other	(430)	1.9
France	2,197	(9.6)
Other foreign jurisdictions	3,096	(13.6)
Effect of cross border tax laws
Foreign branch loss	(7,850)	34.2
Legal entity reorganization	(3,032)	13.2
Other	(23)	0.1
Nontaxable or nondeductible items
Stock compensation	2,300	(10.0)
Other	1,502	(6.5)
Tax credits
Research credits	(3,282)	14.3
Changes in unrecognized tax benefits	359	(1.6)
Changes in valuation allowances	7,374	(32.2)
Total tax expense	$13,185	(57.5)%
_______________
(1)    State and local taxes in California, Texas, Illinois, and New York make up the majority of the tax effect.

The items accounting for the difference between income taxes computed at the federal statutory rate and our effective tax rate were as follows for years prior to our adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State and local taxes	(0.9)	1.9
Research and development tax credit	25.5	8.4
Stock-based compensation	(13.6)	(11.3)
Foreign tax rate differential	35.4	(1.7)
Change in valuation allowance	(81.7)	(34.0)
Gain on intercompany sale, net of losses	(2.1)	(1.4)
Foreign withholding tax	(24.8)	(5.4)
Foreign deferred FX remeasurement	(20.5)	9.0
GILTI	(1.7)	—
BEAT	(17.6)	—
Transaction costs	(3.6)	(1.0)
Non-deductible expenses	(5.3)	(1.5)
Other	(2.3)	(0.3)
Effective tax rate	(92.2)%	(16.3)%
We maintain a valuation allowance on certain U.S. federal, state and foreign deferred tax assets as the realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. In 2025, our valuation allowance increased by $35.1 million, primarily related to our 2025 loss before income taxes and U.S. R&D tax credits.

The components of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating losses	$187,353	$153,781
Deferred revenue	21,706	21,949
Stock-based compensation	22,571	21,802
Tax credits	31,692	28,420
Leases	14,307	14,936
Accrued compensation	4,104	3,364
Interest expense	969	2,171
Capitalized research and development	34,621	32,441
Other	3,221	3,219
Total deferred tax assets	320,544	282,083
Valuation allowance	(254,880)	(219,773)
Net deferred tax assets	65,664	62,310
Deferred tax liabilities:
Deferred commissions	(24,212)	(23,623)
Property and equipment	(11,071)	(12,821)
Intangible assets	(32,827)	(27,302)
Other	(1,213)	(773)
Total deferred tax liabilities	(69,323)	(64,519)
Net deferred tax liabilities	$(3,659)	$(2,209)
At December 31, 2025, we had net operating loss (“NOL”) carryforwards for federal, state and foreign tax purposes of $378.4 million, $218.9 million, and $618.7 million, respectively, which will begin to expire in 2030, as well as $31.7 million of federal, state and foreign research and development tax credits, foreign tax credits, minimum tax credits and miscellaneous state tax credits. The federal research and development and foreign tax credits will begin to expire in 2032 if unutilized.
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
At December 31, 2025 and 2024, the total amount of gross unrecognized tax benefits was $9.1 million and $8.5 million, respectively, which, if recognized, would impact our effective tax rate by approximately $0.4 million and $0.2 million in 2025 and 2024, respectively. Interest and penalties associated with uncertain tax positions recognized as a component of income tax expense were immaterial in 2025, 2024 and 2023.

The change in gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Unrecognized tax benefits at the beginning of the period	$8,538	$8,297	$7,820
Additions for tax positions in the current year	151	329	417
Increase in prior year positions	385	—	60
Decrease in prior year positions	(18)	(88)	—
Acquisitions	—	—	—
Unrecognized tax benefits at the end of the period	$9,056	$8,538	$8,297
We file income tax returns in the United States, including various state jurisdictions. Our subsidiaries file income tax returns in various foreign jurisdictions. Tax years after 2014 remain open to examination by the major taxing jurisdictions in which we are subject to tax. At December 31, 2025, we were not under examination for income tax audits by the Internal Revenue Service. We are currently under tax examination in France for tax years 2019 through 2022.
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
On July 4, 2025, U.S. legislation commonly known as the One Big Beautiful Bill Act ("OBBBA") was enacted, which includes permanent extensions of expiring and expired federal income tax provisions, including immediate expensing of domestic research and development expenses, as well as certain prospective international tax changes. The application of the OBBBA did not have a material impact on our financial statements for the year ended December 31, 2025.
The amount of cash income taxes paid, net of refunds received were as follows:

(in thousands)	Year Ended December 31, 2025
U.S. federal	$(29)
U.S. state and local	698
Foreign
Brazil	3,860
Colombia	1,708
Israel	(1,249)
Singapore	998
Other	5,815
Total	$11,801

12. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net loss	$(36,118)	$(36,301)	$(78,284)

Weighted-average shares used to compute net loss per share, basic and diluted	120,124	118,789	115,408
Net loss per share, basic and diluted	$(0.30)	$(0.31)	$(0.68)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Year Ended December 31,
(in thousands)	2025	2024	2023
RSUs	8,994	7,209	7,343
Stock options	1,403	4,051	5,095
Shares to be issued under the 2018 ESPP	268	198	245
PSUs	279	300	258
Restricted stock	185	187	311
Total	11,129	11,945	13,252
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
Geographic Information
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
The Americas	$610,996	$558,068	$500,512
Europe, Middle East and Africa	273,114	239,741	205,851
Asia Pacific	115,295	102,212	92,347
Revenue	$999,405	$900,021	$798,710
Customers located in the United States accounted for 53%, 54% and 55% of revenue in 2025, 2024 and 2023, respectively. No other country accounted for 10% or more of revenue in the periods presented.

Our property and equipment, net by geographic area is summarized as follows:

	December 31,
(in thousands)	2025	2024
United States	$26,494	$33,101
International	13,568	6,164
Property and equipment, net	$40,062	$39,265
14. Benefit Plans
We maintain a defined contribution 401(k) plan for our U.S. employees, where company-matched contributions are fully vested. Additional contributory plans are in effect internationally, including in France, Ireland and the U.K. Contribution expense for such plans was $10.1 million, $9.8 million and $10.3 million in 2025, 2024 and 2023, respectively.

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
Our management, with the participation of our Co-Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Co-Chief Executive Officer and Chief Financial Officer have concluded that at December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Co-Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at December 31, 2025.
Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), has issued an audit report with respect to our internal control over financial reporting as of December 31, 2025, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors" and "Executive Officers" and is incorporated in this Annual Report on Form 10-K by reference.
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
Insider Trading Policy
The information required by this item will be set forth in the Proxy Statement under the caption "Insider Trading Policy" and is incorporated herein by reference. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 21, 2025 and is incorporated by reference in Exhibit 19.1 to this Annual Report on Form 10-K.
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
(a)(2) Financial Statement Schedules
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2025	$525	$586	$(455)	$656
Year Ended December 31, 2024	470	545	(490)	525
Year Ended December 31, 2023	1,400	593	(1,523)	470
_______________
(1)    Consists of recoveries and write-offs of uncollectible accounts.

All other schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or the notes to the financial statements.

(a)(3) Exhibits
The following is a list of Exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Second Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on November 15, 2023
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
4.2	Description of Common Stock of Tenable Holdings, Inc.	Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K (File No. 001-38600) on February 28, 2020
10.1+	2016 Stock Incentive Plan and Irish Supplement and Forms of Option Grant Notice and Agreement and Exercise Notice and Form of Restricted Stock Grant Notice and Agreement thereunder, as amended to date	Previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.2+	2012 Stock Incentive Plan and Form of Notice of Stock Option Grant and Form of Stock Option Agreement and Notice of Exercise and Common Stock Purchase Agreement thereunder, as amended to date	Previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.3+	2018 Equity Incentive Plan and Forms of Stock Option Grant Notice and Agreement and Restricted Stock Unit Grant Notice and Agreement thereunder	Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018

10.4	Form of Performance Restricted Stock Unit Grant Notice and Agreement	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) filed on February 28, 2022
10.5+	2018 Employee Stock Purchase Plan	Previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-8 (File No. 333-226347) on July 26, 2018
10.6+	Form of Indemnification Agreement by and between Tenable Holdings, Inc. and each of its directors and executive officers	Previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.7+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Amit Yoran	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.8+	Amendment No. 1 to Amended and Restated Employment Agreement, dated August 5, 2025, by and between Tenable, Inc. and Stephen A. Vintz	Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38600) on August 8, 2025
10.9+	Amendment No. 1 to Employment Agreement, dated August 5, 2025, by and between Tenable, Inc. and Mark Thurmond	Previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-38600) on August 8, 2025
10.10+	Employment Agreement, dated August 19, 2025, by and between Tenable, Inc. and Matthew Brown	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on August 21, 2025
10.11#	Distribution Agreement, dated as of September 10, 2012, by and between Tenable Network Security, Inc. and Ingram Micro, Inc.	Previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
10.12	Credit Agreement, dated as of July 7, 2021, by and among Tenable, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2021
10.13+	Form of Restricted Stock Unit Grant Notice and Agreement under the 2018 Equity Incentive Plan	Previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2023
10.14+	Form of Restricted Stock Unit Grant Notice and Agreement under the 2018 Equity Incentive Plan	Previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-38600) on November 9, 2023
10.15	Amendment No. 1 to Credit Agreement, dated as of June 1, 2023, by and among Tenable, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-38600) on August 2, 2023
10.16+	Non-Employee Director Compensation Policy	Previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-38600) on August 8, 2025
10.17+	Amended and Restated Employment Agreement, dated as of February 20, 2019, by and between Tenable, Inc. and Stephen A. Vintz	Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38600) on February 22, 2019
10.18+	Employment Agreement, dated as of January 1, 2020, by and between Tenable, Inc. and Mark Thurmond	Previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 001-38600) on February 24, 2023
19.1	Tenable Holdings, Inc. Insider Trading Policy	Previously filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 001-38600) on February 21, 2025
21.1	Subsidiaries of Tenable Holdings, Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Incentive Compensation Recoupment Policy	Previously filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-38600) on February 28, 2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)
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

TENABLE HOLDINGS, INC.

Date:	February 27, 2026	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Vintz, Matthew Brown and J. Barron Anschutz, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Tenable Holdings, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Vintz	Co-Chief Executive Officer and Director	February 27, 2026
Stephen A. Vintz	(Principal Executive Officer)

/s/ Mark C. Thurmond	Co-Chief Executive Officer and Director	February 27, 2026
Mark C. Thurmond

/s/ Matthew Brown	Chief Financial Officer	February 27, 2026
Matthew Brown	(Principal Financial Officer)

/s/ J. Barron Anschutz	Chief Accounting Officer	February 27, 2026
J. Barron Anschutz	(Principal Accounting Officer)

/s/ Arthur W. Coviello, Jr.	Chairman of the Board	February 27, 2026
Arthur W. Coviello, Jr.

/s/ Linda Zecher Higgins	Director	February 27, 2026
Linda Zecher Higgins

/s/ Niloofar Razi Howe	Director	February 27, 2026
Niloofar Razi Howe

/s/ John C. Huffard, Jr.	Director	February 27, 2026
John C. Huffard, Jr.

/s/ Margaret Keane	Director	February 27, 2026
Margaret Keane

/s/ A. Brooke Seawell	Director	February 27, 2026
A. Brooke Seawell

/s/ George Alexander Tosheff	Director	February 27, 2026
George Alexander Tosheff

/s/ Raymond Vicks, Jr.	Director	February 27, 2026
Raymond Vicks, Jr.