Form 10-Q
period 2026-03-31
Tenable Holdings, Inc.
filed 2026-05-05
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of April 30, 2026 was 110,271,973.

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,190	$187,762
Short-term investments	221,071	214,419
Accounts receivable (net of allowance for doubtful accounts of $794 and $656 at March 31, 2026 and December 31, 2025, respectively)	170,254	279,150
Deferred commissions	51,333	52,914
Prepaid expenses and other current assets	65,358	39,339
Total current assets	647,206	773,584
Property and equipment, net	42,438	40,062
Deferred commissions (net of current portion)	67,180	71,715
Operating lease right-of-use assets	43,818	35,558
Acquired intangible assets, net	108,513	115,296
Goodwill	697,886	697,886
Other assets	13,280	13,566
Total assets	$1,620,321	$1,747,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,878	$21,889
Accrued compensation	50,156	69,166
Deferred revenue	679,987	706,866
Operating lease liabilities	8,041	9,596
Other current liabilities	5,384	5,432
Total current liabilities	762,446	812,949
Deferred revenue (net of current portion)	186,256	192,410
Term loan, net of issuance costs (net of current portion)	353,592	354,209
Operating lease liabilities (net of current portion)	57,688	50,877
Other liabilities	12,119	10,846
Total liabilities	1,372,101	1,421,291

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 131,255 and 129,046 shares issued at March 31, 2026 and December 31, 2025, respectively)	1,313	1,290
Additional paid-in capital	1,638,765	1,586,727
Treasury stock (at cost: 16,682 and 10,596 shares at March 31, 2026 and December 31, 2025, respectively)	(495,711)	(364,574)
Accumulated other comprehensive (loss) income	(107)	387
Accumulated deficit	(896,040)	(897,454)
Total stockholders’ equity	248,220	326,376
Total liabilities and stockholders’ equity	$1,620,321	$1,747,667
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenue	$262,058	$239,137
Cost of revenue	56,669	52,460
Gross profit	205,389	186,677
Operating expenses:
Sales and marketing	106,989	103,182
Research and development	55,761	53,223
General and administrative	31,445	47,983
Restructuring	2,431	—
Total operating expenses	196,626	204,388
Income (loss) from operations	8,763	(17,711)
Interest income	3,040	4,927
Interest expense	(6,412)	(7,011)
Other (expense) income, net	(304)	474
Income (loss) before income taxes	5,087	(19,321)
Provision for income taxes	3,673	3,614
Net income (loss)	$1,414	$(22,935)

Net earnings (loss) per share:
Basic	$0.01	$(0.19)
Diluted	0.01	(0.19)

Weighted-average shares used to compute net earnings (loss) per share:
Basic	115,897	120,083
Diluted	117,691	120,083
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$1,414	$(22,935)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net	(494)	10
Other comprehensive (loss) income	(494)	10
Comprehensive income (loss)	$920	$(22,925)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Common Stock			Treasury Stock			Accumulated Deficit
(in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2025	129,046	$1,290	$1,586,727	10,596	$(364,574)	$387	$(897,454)	$326,376
Exercise of stock options	27	—	168	—	—	—	—	168
Vesting of restricted stock units	1,608	16	(1,221)	—	—	—	—	(1,205)
Vesting of performance stock units	39	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	535	6	8,732	—	—	—	—	8,738
Taxes paid related to net share settlement of equity awards	—	—	—	—	(1,463)	—	—	(1,463)
Purchase of treasury stock	—	—	—	6,123	(130,879)	—	—	(130,879)
Shares issued from Treasury	—	—	—	(37)	1,205	—	—	1,205
Stock-based compensation	—	—	44,360	—	—	—	—	44,360
Other comprehensive loss	—	—	—	—	—	(494)	—	(494)
Net income	—	—	—	—	—	—	1,414	1,414
Balance at March 31, 2026	131,255	$1,313	$1,638,765	16,682	$(495,711)	$(107)	$(896,040)	$248,220

Balance at December 31, 2024	122,371	$1,224	$1,374,659	2,673	$(114,911)	$318	$(861,336)	$399,954
Exercise of stock options	52	—	347	—	—	—	—	347
Vesting of restricted stock units	1,599	16	(16)	—	—	—	—	—
Vesting of performance stock units	163	2	(2)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	299	3	9,698	—	—	—	—	9,701
Purchase of treasury stock	—	—	—	1,609	(60,000)	—	—	(60,000)
Fair value of replacement equity attributable to pre-acquisition service	—	—	35	—	—	—	—	35
Stock-based compensation	—	—	56,049	—	—	—	—	56,049
Other comprehensive income	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(22,935)	(22,935)
Balance at March 31, 2025	124,484	$1,245	$1,440,770	4,282	$(174,911)	$328	$(884,271)	$383,161
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,414	$(22,935)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,228	9,854
Stock-based compensation	43,854	55,903
Net accretion of discounts and amortization of premiums on short-term investments	(469)	(1,180)
Other	1,349	1,328
Changes in operating assets and liabilities:
Accounts receivable	108,758	92,968
Prepaid expenses and other assets	(17,936)	(9,875)
Accounts payable, accrued expenses and accrued compensation	(22,663)	(8,491)
Deferred revenue	(33,033)	(32,507)
Other current and noncurrent liabilities	(3,531)	2,342
Net cash provided by operating activities	87,971	87,407

Cash flows from investing activities:
Purchases of property and equipment	(2,587)	(6,553)
Capitalized software development costs	(2,745)	(624)
Purchases of short-term investments	(44,712)	(38,445)
Sales and maturities of short-term investments	38,034	61,345
Proceeds from other investments	—	664
Purchases of other investments	(200)	—
Business combinations, net of cash acquired	—	(148,510)
Net cash used in investing activities	(12,210)	(132,123)

Cash flows from financing activities:
Payments on term loan	(938)	(938)
Proceeds from stock issued in connection with the employee stock purchase plan	8,738	9,701
Proceeds from the exercise of stock options	168	347
Payments for taxes related to net share settlement of equity awards	(1,463)	—
Purchase of treasury stock	(130,218)	(60,000)
Net cash used in financing activities	(123,713)	(50,890)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(620)	400
Net decrease in cash and cash equivalents and restricted cash	(48,572)	(95,206)
Cash and cash equivalents and restricted cash at beginning of period	187,762	328,647
Cash and cash equivalents and restricted cash at end of period	$139,190	$233,441

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,955	$6,574
Cash paid for income taxes, net of refunds	4,712	2,362
Supplemental cash flow information related to leases:
Cash payments for operating leases	$5,442	$2,726
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Summary of Significant Accounting Policies
Business Description
Tenable Holdings, Inc. (the “Company,” “we,” "us," or “our”) is the leading provider of exposure management solutions. Exposure management is an increasingly critical category that extends foundational vulnerability management, capabilities to advance risk assessment and prioritization across the entire attack surface – from IT infrastructure and cloud environments to critical infrastructure and AI. We unify security visibility, insight and action across this attack surface, equipping modern organizations to quickly identify and close the cybersecurity gaps that erode business value, reputation and trust.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Tenable Holdings, Inc. and our wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information. All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2025 Annual Report on Form 10-K ("10-K") filed with the Securities and Exchange Commission on February 27, 2026. The consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state our financial position, our results of operations, and cash flows.
The results for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the year ending December 31, 2026 or any other future period.
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
Segment Information
We operate as one operating segment. Our chief operating decision makers ("CODMs") are our Co-Chief Executive Officers. Our CODMs review financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. Our CODMs review cost of sales expense, sales and marketing expense, research and development expense and general and administrative expense to assess our significant segment expenses, and review income (loss) from operations and net income (loss) to assess our operating performance. Our CODMs also review total assets, as reported on our consolidated balance sheets. See our consolidated statement of operations for our significant segment expenses, income (loss) from operations and net income (loss) in the periods presented.

Significant Accounting Policies
Our significant accounting policies are described in our 10-K. During the three months ended March 31, 2026, there were no material changes to our significant accounting policies from those described in our 10-K.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05 - Measurement of Credit Loss for Accounts Receivable and Contract Assets, which provides a practical expedient for the calculation of current expected credit losses for accounts receivable and contract assets, allowing entities to assume that current conditions as of the balance sheet date will persist through the forecast period. The adoption of ASU 2025-05 as of January 1, 2026 on a prospective basis had an immaterial impact on our consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06 - Targeted Improvements to the Accounting for Internal-Use Software, which clarifies the requirements for capitalizing internal use software. The guidance is effective beginning January 1, 2028 using a prospective, modified retrospective or full retrospective approach. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-10 - Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, establishing guidance on the recognition, measurement and presentation of government grants. The guidance is effective beginning January 1, 2029 on a modified prospective, modified retrospective or retrospective basis, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended March 31,
(in thousands)	2026	2025
Subscription revenue	$243,153	$220,443
Perpetual license and maintenance revenue	10,162	11,552
Professional services and other revenue	8,743	7,142
Revenue	$262,058	$239,137

Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
The Americas	$159,503	$150,590
Europe, Middle East and Africa	71,938	61,248
Asia Pacific	30,617	27,299
Revenue	$262,058	$239,137
Customers located in the United States accounted for 52% of revenue in the three months ended March 31, 2026 and 53% of revenue in the three months ended March 31, 2025. No other country accounted for 10% or more of revenue in the periods presented.
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. Revenue derived through our channel network comprised 95% and 94% of revenue in the three months ended March 31, 2026 and 2025, respectively. One of our distributors accounted for 30% and 32% of revenue in the three months ended March 31, 2026 and 2025, respectively. That same distributor accounted for 31% and 27% of accounts receivable at March 31, 2026 and December 31, 2025, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended March 31, 2026 and 2025, we recognized revenue of $247.0 million and $224.1 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
Remaining Performance Obligations
The following summarizes the future estimated revenue related to unsatisfied performance obligations:

	March 31,
(in thousands)	2026	2025
Remaining performance obligations, short-term	$712,864	$647,647
Remaining performance obligations, long-term	300,340	234,598
Remaining performance obligations	$1,013,204	$882,245
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$124,629	$119,705
Capitalization of contract acquisition costs	8,503	11,194
Amortization of deferred contract acquisition costs	(14,619)	(14,070)
Ending balance	$118,513	$116,829

3. Cash Equivalents, Short-Term Investments and Other Investments
Cash Equivalents and Short-Term Investments
We review the fair value of our financial assets based on quoted prices for identical assets or prices for similar assets in active markets. The following tables summarize our assets that are measured at fair value on a recurring basis:

	March 31, 2026
(in thousands)	Fair Value Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	Level 1	$23,312	$—	$—	$23,312
Total cash equivalents		$23,312	$—	$—	$23,312

Short-term investments
Commercial paper	Level 2	$5,215	$—	$(8)	$5,207
Corporate bonds	Level 2	101,689	44	(82)	101,651
Asset backed securities	Level 2	22,885	9	(18)	22,876
Yankee bonds	Level 2	11,221	—	(6)	11,215
U.S. Treasury and agency obligations	Level 2	80,168	48	(94)	80,122
Total short-term investments		$221,178	$101	$(208)	$221,071

	December 31, 2025
(in thousands)	Fair Value Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	Level 1	$59,760	$—	$—	$59,760
Total cash equivalents		$59,760	$—	$—	$59,760

Short-term investments
Commercial paper	Level 2	$5,063	$3	$—	$5,066
Corporate bonds	Level 2	94,729	167	(2)	94,894
Asset backed securities	Level 2	17,331	33	—	17,364
Yankee bonds	Level 2	13,280	14	(1)	13,293
U.S. Treasury and agency obligations	Level 2	83,629	173	—	83,802
Total short-term investments		$214,032	$390	$(3)	$214,419
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At March 31, 2026 and December 31, 2025, our unrealized losses were due to changes in market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.

The contractual maturities of our short-term investments are as follows:

	March 31, 2026		December 31, 2025
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$176,950	$176,964	$178,677	$178,995
Due between one and two years	44,228	44,107	35,355	35,424
Total short-term investments	$221,178	$221,071	$214,032	$214,419
At March 31, 2026 and December 31, 2025, cash and cash equivalents included $8.7 million of restricted cash related to collateral for outstanding letters of credit and an operating lease.
Other Investments
Our investments in privately held, nonmarketable securities are measured at cost, less any impairment, plus or minus observable price changes for similar investments of the same issuer, and were as follows:

(in thousands)	Fair Value Hierarchy	March 31, 2026	December 31, 2025
Equity securities	Level 3	$6,902	$6,702
Debt and other securities	Level 3	1,000	1,000
Total other investments		$7,902	$7,702
We did not have any liabilities measured and recorded at fair value on a recurring basis at March 31, 2026 and December 31, 2025.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Computer software and equipment	$22,667	$21,676
Internally developed software	47,656	44,403
Furniture and fixtures	5,966	5,833
Leasehold improvements	34,493	33,049
Total	110,782	104,961
Less: accumulated depreciation and amortization	(68,344)	(64,899)
Property and equipment, net	$42,438	$40,062
Our property and equipment, net by geographic area is as follows:

(in thousands)	March 31, 2026	December 31, 2025
United States	$27,732	$26,494
International	14,706	13,568
Property and equipment, net	$42,438	$40,062
Depreciation and amortization related to property and equipment was $3.4 million and $4.0 million in the three months ended March 31, 2026 and 2025, respectively.

5. Goodwill and Intangible Assets
At March 31, 2026 and December 31, 2025, our goodwill balance was $697.9 million.
Acquired intangible assets subject to amortization are as follows:

	March 31, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$196,237	$(87,724)	$108,513	$196,237	$(80,941)	$115,296
Trade name	490	(490)	—	490	(490)	—
	$196,727	$(88,214)	$108,513	$196,727	$(81,431)	$115,296
Amortization of acquired intangible assets was $6.8 million and $5.9 million in the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, our acquired intangible assets are expected to be amortized over an estimated remaining weighted average period of 4.7 years.
At March 31, 2026, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2026	$20,162
2027	24,915
2028	21,872
2029	18,252
2030	14,522
Thereafter	8,790
Total	$108,513
6. Leases
The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost(1)	$2,785	$2,403
_______________
(1)    Excludes sublease income.
Sublease income, which is recorded as a reduction of rent expense, was $0.4 million in the three months ended March 31, 2026 and 2025.
Rent expense for short-term leases in the three months ended March 31, 2026 and 2025 was not material.
Supplemental information related to leases was as follows:

	March 31, 2026	December 31, 2025
Operating leases
Weighted average remaining lease term	6.1 years	5.7 years
Weighted average discount rate	6.1%	6.2%

	Three Months Ended March 31,
(in thousands)	2026	2025
ROU assets obtained in exchange for lease obligations
Operating leases	$9,879	$—
Maturities of operating lease liabilities at March 31, 2026 were as follows:

(in thousands)
Year ending December 31,
2026	$8,302
2027	13,734
2028	13,003
2029	12,953
2030	12,880
Thereafter	18,330
Total lease payments	79,202
Less: Imputed interest	(13,473)
Total	$65,729
Operating lease payments in the table above do not include $1.3 million, $1.8 million, $1.9 million, $1.9 million, $2.0 million and $2.5 million of sublease payments we expect to receive in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.
7. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	March 31, 2026
Term loan	$359,062
Less: Unamortized debt discount and issuance costs	(2,991)
Term loan, net of issuance costs	356,071
Less: Term loan, net, current	(2,479)
Term loan, net of issuance costs (net of current portion)	$353,592
Our Term Loan is recorded at its carrying value. At March 31, 2026, the fair value of our Term Loan was approximately $357.3 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.
The maturities of our Term Loan at March 31, 2026 were as follows:

(in thousands)
Year ending December 31,
2026	$2,812
2027	3,750
2028	352,500
Total	$359,062

We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At March 31, 2026, our first lien net leverage ratio was 0.81.
At March 31, 2026, we had $0.2 million of standby letters of credit outstanding under our Revolving Credit Facility related to one of our operating leases. At March 31, 2026, we were in compliance with the covenants under the Credit Agreement.
8. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend €28.5 million. As of March 31, 2026, we have spent €17.7 million of our commitment.
In July 2024, we entered into a new contract with AWS for cloud services, in which we committed to spend $59.7 million, $77.6 million and $93.0 million in contract years one, two and three, respectively, for a total commitment of $230.3 million from August 2024 to July 2027. As of March 31, 2026, we have met our first year commitment and we have spent $51.9 million of our second year commitment.
Letters of Credit
At March 31, 2026, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for $5.5 million of our letters of credit was classified as restricted cash in cash and cash equivalents.
9. Stock-Based Compensation
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenue	$3,275	$3,315
Sales and marketing	17,473	16,630
Research and development	13,029	12,967
General and administrative(1)	10,077	22,991
Total stock-based compensation expense	$43,854	$55,903
_______________
(1)    Stock-based compensation in the three months ended March 31, 2025 includes $14.6 million of expense related to the accelerated vesting of equity awards for our former Chairman and Chief Executive Officer.
A summary of the unrecognized stock-based compensation expense related to unvested awards at March 31, 2026 is presented below:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Estimated Weighted Average Period (in years)
Restricted stock units ("RSUs")	$416,633	3.0
Performance stock units ("PSUs")	18,764	3.7
Restricted stock	4,482	2.2
2018 Employee Stock Purchase Plan ("2018 ESPP")	17,819	0.9

Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	185	$34.83	8,994	$38.72	279	$40.37
Granted	—	—	9,478	19.45	826	19.38
Performance adjustment(1)	—	—	—	—	(6)	38.37
Vested	(36)	40.05	(1,699)	40.39	(66)	40.11
Forfeited	—	—	(547)	38.27	—	—
Unvested balance at March 31, 2026	149	33.58	16,226	27.31	1,033	23.61
_______________
(1)    Represents adjustments due to actual performance measured against predefined financial performance targets.
In January 2026, under the evergreen provision in our 2018 Equity Incentive Plan we reserved an additional 5.9 million shares of our common stock. At March 31, 2026, there were 23.2 million shares available for grant under the plan.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,403	$12.70	2.0	$15,210
Exercised(1)	(27)	6.17		398
Forfeited/canceled	(1)	9.66		—
Outstanding and exercisable at March 31, 2026	1,375	12.83	1.7	6,195
2018 Employee Stock Purchase Plan
In the three months ended March 31, 2026, employees purchased 0.5 million shares of our common stock at a weighted average price of $16.35 per share, resulting in $8.7 million of cash proceeds. At March 31, 2026, there were $1.2 million of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using the following assumptions:

Three Months Ended March 31,
	2026	2025
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	34.5% — 39.2%	30.6% — 38.2%
Risk-free interest rate	3.4% — 3.6%	3.9% — 4.2%
Expected dividend yield	—	—
Under the evergreen provision in our 2018 ESPP, in January 2026 we reserved an additional 1.8 million shares of our common stock. At March 31, 2026, there were 12.5 million shares reserved for issuance under the 2018 ESPP.

10. Income Taxes
In the three months ended March 31, 2026, the provision for income taxes included $1.6 million of income taxes in foreign jurisdictions in which we conduct business and $2.1 million of discrete items primarily related to withholding taxes on sales to customers.
In the three months ended March 31, 2025, the provision for income taxes included $2.1 million of income taxes in foreign jurisdictions in which we conduct business and $1.5 million of discrete items primarily related to withholding taxes on sales to customers.
11. Net Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net income (loss)	$1,414	$(22,935)

Weighted-average shares used to compute net earnings (loss) per share:
Basic	115,897	120,083
Dilutive impact of outstanding equity awards	1,794	—
Diluted	117,691	120,083

Net earnings (loss) per share
Basic	$0.01	$(0.19)
Diluted	$0.01	$(0.19)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2026	2025
RSUs	7,021	9,925
Stock options	94	3,999
Shares to be issued under the 2018 ESPP	—	43
PSUs	207	131
Restricted stock	149	156
Total	7,471	14,254

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and (2) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 10-K, filed with the Securities and Exchange Commission, or the SEC, on February 27, 2026. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item IA of the 10-K, in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are the leading provider of exposure management solutions. Exposure management is an increasingly critical category that extends foundational vulnerability management, capabilities to advance risk assessment and prioritization across the entire attack surface – from IT infrastructure and cloud environments to critical infrastructure and AI. We unify security visibility, insight and action across this attack surface, equipping modern organizations to quickly identify and close the cybersecurity gaps that erode business value, reputation and trust.
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

Financial Highlights
Below are our key financial results:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenue	$262,058	$239,137
Income (loss) from operations	8,763	(17,711)
Net income (loss)	1,414	(22,935)
Net earnings (loss) per share, basic and diluted	0.01	(0.19)
Net cash provided by operating activities	87,971	87,407
Purchases of property and equipment	(2,587)	(6,553)
Capitalized software development costs	(2,745)	(624)
Recurring revenue, which includes revenue from subscription arrangements for software (both recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 96% of revenue in the three months ended March 31, 2026 and 2025.
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

	Three Months Ended March 31,
	2026	2025	Change (%)
Number of new enterprise platform customers added in period	406	361	12%

	March 31,
	2026	2025	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	2,204	2,042	8%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	March 31,
	2026	2025
Dollar-based net expansion rate	105%	108%
Components of Our Results of Operations
Revenue
We generate revenue from subscription arrangements for our software and cloud-based solutions, perpetual licenses, maintenance associated with perpetual licenses and professional services.
We typically experience seasonality in customer agreement volumes, entering into a significantly higher percentage of new and renewal agreements in the third and fourth quarters of the year. The increase in the third quarter is primarily driven by U.S. government and related agencies, and the increase in the fourth quarter reflects typical large enterprise buying patterns in the software industry. Although the ratable nature of our subscription revenue lessens the financial impact, these historical trends may be impacted by macroeconomic conditions and U.S. policy decisions, which may lengthen purchasing and approval phases of our sales cycle in 2026.
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
We expect our gross profit, or revenue less cost of revenue, to increase in absolute dollars but our gross margin, or gross profit as a percentage of revenue, may fluctuate from period to period, particularly as it relates to cloud infrastructure costs, as we expect revenue from our cloud-based subscriptions to increase as a percentage of revenue.
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
We expect our operating expenses to increase in absolute dollars and decrease as a percentage of revenue, although our actual expense may fluctuate from period to period due to the timing and extent of expenses.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$262,058	$239,137
Cost of revenue(1)	56,669	52,460
Gross profit	205,389	186,677
Operating expenses:
Sales and marketing(1)	106,989	103,182
Research and development(1)	55,761	53,223
General and administrative(1)	31,445	47,983
Restructuring	2,431	—
Total operating expenses	196,626	204,388
Income (loss) from operations	8,763	(17,711)
Interest income	3,040	4,927
Interest expense	(6,412)	(7,011)
Other (expense) income, net	(304)	474
Income (loss) before income taxes	5,087	(19,321)
Provision for income taxes	3,673	3,614
Net income (loss)	$1,414	$(22,935)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenue	$3,275	$3,315
Sales and marketing	17,473	16,630
Research and development	13,029	12,967
General and administrative(2)	10,077	22,991
Total stock-based compensation expense	$43,854	$55,903
_______________
(2)    Stock-based compensation in the three months ended March 31, 2025 includes $14.6 million of expense related to the accelerated vesting of equity awards for our former Chairman and Chief Executive Officer.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue
The following table presents the increase in revenue:

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	($)	(%)
Subscription revenue	$243,153	$220,443	$22,710	10%
Perpetual license and maintenance revenue	10,162	11,552	(1,390)	(12)%
Professional services and other revenue	8,743	7,142	1,601	22%
Revenue	$262,058	$239,137	$22,921	10%

The increase in revenue included an increase of $24.8 million from existing customers as of April 1, 2025, partially offset by a decrease of $1.9 million in revenue from new customers. U.S. revenue increased $9.5 million, or 7%. International revenue increased $13.4 million, or 12%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	($)	(%)
Cost of revenue	$56,669	$52,460	$4,209	8%
Gross profit	205,389	186,677	18,712	10%
Gross margin	78%	78%
The increase in cost of revenue was primarily due to:
•a $1.3 million increase in personnel costs;
•a $1.0 million increase in third-party cloud infrastructure costs;
•a $0.9 million increase in amortization of acquired intangible assets; and
•a $0.8 million increase in professional services.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	($)	(%)
Sales and marketing	$106,989	$103,182	$3,807	4%
The increase in sales and marketing expense was primarily due to:
•a $2.3 million increase in personnel costs, including a $0.8 million increase in stock-based compensation;
•a $1.3 million increase in sales commissions,
•a $0.6 million increase in allocated overhead expenses, and
•a $0.5 million increase in expenses for demand generation programs, including advertising, sponsorships, and brand awareness efforts; partially offset by
•a $1.1 million decrease in acquisition-related expenses.
Research and Development

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	($)	(%)
Research and development	$55,761	$53,223	$2,538	5%
The increase in research and development expense was primarily due to:
•a $2.6 million increase in personnel costs; and
•a $1.0 million increase in allocated overhead; partially offset by
•a $1.2 million decrease in acquisition-related expenses.

General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	($)	(%)
General and administrative	$31,445	$47,983	$(16,538)	(34)%
The decrease in general and administrative expense was primarily due to:
•a $13.2 million decrease in personnel costs, including a $12.9 million decrease in stock-based compensation primarily related to the accelerated vesting of equity awards for our former Chairman and Chief Executive Officer in the three months ended March 31, 2025; and
•a $2.3 million decrease in acquisition-related expenses.
Restructuring

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	($)	(%)
Restructuring	$2,431	$—	$2,431	100%
Restructuring in the three months ended March 31, 2026 included non-ordinary course severance and employee related benefits.
Interest Income, Interest Expense and Other (Expense) Income, Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	($)	(%)
Interest income	$3,040	$4,927	$(1,887)	(38)%
Interest expense	(6,412)	(7,011)	(599)	(9)%
Other (expense) income, net	(304)	474	(778)	(164)%
The $1.9 million decrease in interest income was due to decreased rates of return of short-term investments. Interest expense decreased $0.6 million due to a decrease in the interest rate on our Term Loan. Other expense increased $0.8 million primarily due to an increase in foreign exchange losses.

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	($)	(%)
Provision for income taxes	$3,673	$3,614	$59	2%
In the three months ended March 31, 2026, the provision for income taxes included:
•$2.1 million of discrete items primarily related to withholding taxes on sales to customers; and
•$1.6 million of income taxes in foreign jurisdictions in which we conduct business.
In the three months ended March 31, 2025, the provision for income taxes included:
•$2.1 million of income taxes in foreign jurisdictions in which we conduct business; and
•$1.5 million of discrete items primarily related to withholding taxes on sales to customers.

Liquidity and Capital Resources
At March 31, 2026, we had $139.2 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $221.1 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate and Yankee bonds.
We have historically generated significant operating losses, as reflected by our accumulated deficit of $896.0 million at March 31, 2026.
We typically invoice our customers in advance, however multi-year subscriptions are increasingly being invoiced annually in installments. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At March 31, 2026, we had deferred revenue of $866.2 million, of which $680.0 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
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
Share Repurchase Program
Our Board of Directors authorized the repurchase of up to $100 million of our common stock in November 2023 and subsequently increased the authorization by $200 million in October 2024, $250 million in July 2025 and $150 million in January 2026. Since the inception of the share repurchase program and through March 31, 2026, we have purchased a total of 16.7 million shares for $492.4 million.
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
From January to March 2026, interest rates on our Term Loan were between 6.54% and 6.58%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At March 31, 2026, our first lien net leverage ratio was 0.81.
The Revolving Credit Facility bears interest at a rate, depending on first lien net leverage, ranging from 2.00% to 2.50% over SOFR and matures on July 7, 2026. We pay a commitment fee during the term ranging from 0.25% to 0.375%

per annum of the average daily undrawn portion of our Revolving Credit Facility. At March 31, 2026, we were in compliance with the covenants and had $0.2 million of standby letters of credit outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$87,971	$87,407
Net cash used in investing activities	(12,210)	(132,123)
Net cash used in financing activities	(123,713)	(50,890)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(620)	400
Net decrease in cash and cash equivalents and restricted cash	$(48,572)	$(95,206)
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash used in investing activities decreased by $119.9 million, primarily due to a $148.5 million decrease in cash paid for acquisitions, partially offset by a $29.6 million net decrease in sales of short-term investments.
Financing Activities
Net cash used in financing activities increased by $72.8 million, primarily due to a $70.2 million increase in repurchases of our common stock under our repurchase program.
Contractual Obligations
We have certain contractual obligations for future payments. See Note 6 to our consolidated financial statements for our required operating lease payments and Note 8 to our consolidated financial statements for our required payments to Microsoft and AWS for cloud services.
At March 31, 2026, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, including interest rate and foreign currency exchange risks.
Interest Rate Risk
Our interest rate risk is described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025. At March 31, 2026, we had $139.2 million of cash and cash equivalents, which consisted of cash deposits and money market funds and $221.1 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. treasury and agency securities and corporate and Yankee bonds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to March 2026, interest rates on our Term Loan were between 6.54% and 6.58%. A one percentage point increase in the rate would not have a material impact on our financial statements.
Foreign Currency Exchange Risk
Our foreign currency exchange rate risk is described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025. At March 31, 2026, there have been no material changes to our foreign currency exchange rate risk as described in our 10-K.
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
Our management, with the participation of our Co-Chief Executive Officer, Stephen Vintz, and our Chief Financial Officer, Matthew Brown, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Co-Chief Executive Officer and Chief Financial Officer have concluded that at March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Co-Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Item 1A.    Risk Factors
Except for the risk factors disclosed below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2025 filed with the United States Securities and Exchange Commission ("SEC") on February 27, 2026. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2025. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
We sell cybersecurity products and, as a result, may be at increased risk of being a target of cyberattacks designed to penetrate our platform or internal systems, to compromise our data, alter or modify our source code, or to otherwise impede the performance of our products. Threats to information systems and data come from a variety of sources. In addition to computer “hackers,” threat actors, personnel (such as through theft or misuse, or other insider threat listed below), "hacktivists," organized criminal threat actors, sophisticated nation-states and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks. Nation-state actors and nation-state-supported actors may engage in such attacks for geopolitical reasons and in conjunction with military conflicts and defense activities, around the world. During times of war and other major conflicts, we, third parties upon which we may rely, and our customers may be vulnerable to a heightened risk of these threats, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We, our customers, and the third parties upon which we rely are subject to a variety of evolving threats, which are prevalent, continue to rise, and are increasingly difficult to detect. These threats include but are not limited to: social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks); credential harvesting; malicious code (such as viruses, worms, and, increasingly, code injection in open source software); malware (including as a result of advanced persistent threat intrusions); denial-of-service attacks, credential stuffing; insider threats (including due to personnel misconduct, error or malicious activity); ransomware attacks; supply-chain attacks; software bugs; server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures; attacks enhanced or facilitated by artificial intelligence and other similar threats. Advances in artificial intelligence, including models capable of rapidly identifying and exploiting software vulnerabilities, may further increase the speed and effectiveness of cyberattacks. As a result, vulnerabilities or flaws in our products, systems or those of third parties upon which we rely may be discovered more quickly, reducing the time available for detection and remediation and increasing the likelihood or severity of security incidents. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be prudent to make extortion payments, but we may be unable to do so if, for example, applicable laws prohibit such payments.
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
In addition, we face unique risks as a SaaS company that sells products and services that involve protecting the information systems of our customers. If our solutions fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, including for remote devices, or if our solutions fail to identify new and increasingly complex methods of cyberattacks, our business may suffer and our customers' businesses may be damaged, including by interrupting their networking traffic or operational technology environments. Furthermore, a security incident could heighten the impact of these material adverse consequences because of the nature of our business and expectations of our customers. There is no guarantee that our solutions will detect all vulnerabilities or threats in our customers' systems, especially in light of the rapidly changing security landscape to which we must respond. As cyber threats increasingly leverage artificial intelligence and other advanced techniques, customer expectations for rapid identification, prioritization and remediation of vulnerabilities continue to increase. If our solutions fail to keep pace with these evolving threats or do not effectively help customers address them, our reputation, competitive position and customer relationships could be adversely affected. Additionally, our solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, our solutions rely on information provided by an active community of users who contribute information about new exploits, attacks and vulnerabilities. If the information from these third parties is inaccurate, the potential for false indications of vulnerabilities or threats increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings. Additionally, our business depends upon the appropriate and successful implementation of our product by our customers. If our customers fail to use our solutions according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities.
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
Uncertainty in the legal regulatory regime relating to AI and emerging ethical issues surrounding the use of AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Existing laws and regulations may apply to us or our suppliers, vendors, partners and customers in new ways, and new laws and regulations may be instituted. Many U.S. and international governmental bodies and regulators have proposed, enacted or are in the process of developing, new regulations related to the use of AI and machine learning technologies, including the EU AI Act, Colorado AI Act, California Bot Disclosure Law, and Utah AI Policy Act, as well as regulations on certain high-risk automated decisions, such as those in the employment context. For example, the EU AI Act, which applies beyond the European Union’s borders and establishes obligations for AI providers and those deploying AI systems, sets out a risk-based framework that subjects certain AI technologies to numerous compliance obligations, such as transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company's total worldwide annual turnover for the preceding financial year, whichever is higher. Certain of our activities subject us to the EU AI Act and other U.S. and non-U.S. laws governing AI or data processed in connection with AI. We expect other jurisdictions may adopt similar or potentially more restrictive laws, which may render the use of such technologies challenging. The final form of these may impose obligations related to our development, offering and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation. We may have to amend our business practices, contractual arrangements, and services to comply with such obligations. In addition to formal legislation, governmental authorities may take enforcement or administrative actions that restrict the use of specific AI technologies. For example, federal agencies have designated Anthropic as a supply chain risk. This or similar enforcement or administrative actions could result in prohibitions on the use of Anthropic's models in our solutions. Such actions could force us to decouple or replace integrated technologies on short notice, resulting in significant engineering costs, service disruptions, and the loss of critical product functionality.
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
We utilize data centers located in North America, Europe and Asia to operate and maintain certain elements of our own network infrastructure. Some elements of this complex system are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. For example, Tenable One is hosted on AWS which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, particularly AWS, whether due to system failures, computer viruses or cyber threats, physical or electronic break-ins or other factors, could affect the security or availability of our solutions, network infrastructure and website. In addition, outages or operational failures at major cloud infrastructure providers, including data center failures, regional service disruptions, service degradation, or provider configuration errors, or disruptions caused by geopolitical instability, military conflict or other regional hostilities, such as escalating tensions involving Iran or across the broader Middle East, could materially impair the availability and performance of our solutions, particularly where we rely on limited regional infrastructure or do not have localized backup or failover capacity. For example, recent disruptions affecting AWS data centers in the UAE and Bahrain in connection with escalating regional hostilities involving Iran highlighted the risk that disruptions affecting a single facility could compromise business continuity for customers in that region and result in downtime, delayed customer access, reputational harm and financial loss.
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
Further, governmental and highly regulated entities often require contract terms that differ from our standard customer arrangements, including terms that can lead to those customers obtaining broader rights in our solutions than would be expected under a standard commercial contract and terms that can allow for early termination. The U.S. government will be able to terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions would generally enable us to recover only our costs incurred or committed, settlement expenses, and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and would make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Contracts with governmental and highly regulated entities may also include preferential pricing terms. In the United States, federal government agencies may promulgate regulations, and the President may issue executive orders, requiring federal contractors to adhere to different or additional requirements after a contract is signed. If we do not meet applicable requirements of law or contract, we could be subject to significant liability from our customers or regulators. Even if we do meet these requirements, the additional costs associated with providing our enterprise platform to government and highly regulated customers could harm our operating results. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could harm our ability to efficiently provide them access to our enterprise platform and to grow or maintain our customer base. In addition, engaging in sales activities to foreign governments introduces additional compliance risks, including risks specific to anti-bribery regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.K. Bribery Act 2010 and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. Further, in some jurisdictions we may be required to obtain government certifications, which may be costly to maintain and, if we lost such certifications in the future or if such certification requirements changed, would restrict our ability to sell to government entities until we have attained such certifications. Furthermore, our ability to maintain or expand our business with government customers depends on our continued ability to comply with rapidly evolving restrictions on the use of and rights to certain artificial intelligence models, features, or output, such as those which may evolve from draft acquisition regulations and supplements clauses, such as Proposed GSAR Clause 552.239-700; proposed updates to NIST frameworks; and/or supply chain security designations, such as recent federal actions identifying specific third-party AI providers and models as supply chain risks. Any future adverse regulatory designation against our third-party AI providers could require us to rapidly re-engineer our solutions at significant cost, disrupt existing government contracts, or disqualify us from future solicitations. Future changes to acquisition regulations and NIST frameworks could require us to alter what rights we grant in the use of our products, what intellectual property rights we grant customers, how we track code generation, and how humans are in the loop for code review and approval.
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
Item 2.        Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
A summary of stock repurchases during the three months ended March 31, 2026 is presented below:

(in thousands, except for per share data)	Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan(1)
Shares purchased January 1, 2026 to January 31, 2026	1,761	$22.71	1,761	$297,632
Shares purchased February 1, 2026 to February 28, 2026	3,084	20.73	3,084	233,686
Shares purchased March 1, 2026 to March 31, 2026	1,279	20.38	1,279	207,621
	6,124	21.23
_______________
(1)    Our Board of Directors authorized the repurchase of up to $100 million of our common stock in November 2023 and increased the repurchase authorization by $200 million in October 2024, $250 million in July 2025 and $150 million in January 2026, bringing the total authorized amount to $700 million. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions, or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the Securities and Exchange Commission. The authorization has no expiration date.

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

TENABLE HOLDINGS, INC.

Date:	May 5, 2026	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer
(Principal Financial Officer)