Form 10-Q
period 2026-06-30
Tenable Holdings, Inc.
filed 2026-08-04
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of July 31, 2026 was 110,139,983.

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,351	$187,762
Short-term investments	172,858	214,419
Accounts receivable (net of allowance for doubtful accounts of $530 and $656 at June 30, 2026 and December 31, 2025, respectively)	204,471	279,150
Deferred commissions	50,502	52,914
Prepaid expenses and other current assets	55,660	39,339
Total current assets	608,842	773,584
Property and equipment, net	45,611	40,062
Deferred commissions (net of current portion)	64,794	71,715
Operating lease right-of-use assets	41,883	35,558
Acquired intangible assets, net	101,731	115,296
Goodwill	697,886	697,886
Other assets	12,914	13,566
Total assets	$1,573,661	$1,747,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,405	$21,889
Accrued compensation	60,834	69,166
Deferred revenue	670,083	706,866
Operating lease liabilities	10,234	9,596
Other current liabilities	5,316	5,432
Total current liabilities	774,872	812,949
Deferred revenue (net of current portion)	179,334	192,410
Term loan, net of issuance costs (net of current portion)	352,983	354,209
Operating lease liabilities (net of current portion)	55,884	50,877
Other liabilities	12,189	10,846
Total liabilities	1,375,262	1,421,291

Stockholders’ equity:
Common stock (par value: $0.01; 500,000 shares authorized; 132,356 and 129,046 shares issued at June 30, 2026 and December 31, 2025, respectively)	1,324	1,290
Additional paid-in capital	1,687,284	1,586,727
Treasury stock (at cost: 21,914 and 10,596 shares at June 30, 2026 and December 31, 2025, respectively)	(597,710)	(364,574)
Accumulated other comprehensive (loss) income	(264)	387
Accumulated deficit	(892,235)	(897,454)
Total stockholders’ equity	198,399	326,376
Total liabilities and stockholders’ equity	$1,573,661	$1,747,667
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$268,508	$247,295	$530,566	$486,432
Cost of revenue	60,333	54,434	117,002	106,894
Gross profit	208,175	192,861	413,564	379,538
Operating expenses:
Sales and marketing	105,869	107,091	212,858	210,273
Research and development	56,999	59,236	112,760	112,459
General and administrative	32,288	33,982	63,733	81,965
Restructuring	651	—	3,082	—
Total operating expenses	195,807	200,309	392,433	404,697
Income (loss) from operations	12,368	(7,448)	21,131	(25,159)
Interest income	2,312	4,080	5,352	9,007
Interest expense	(6,436)	(7,139)	(12,848)	(14,150)
Other (expense) income, net	(1,308)	25	(1,612)	499
Income (loss) before income taxes	6,936	(10,482)	12,023	(29,803)
Provision for income taxes	3,131	4,224	6,804	7,838
Net income (loss)	$3,805	$(14,706)	$5,219	$(37,641)

Net earnings (loss) per share:
Basic	$0.03	$(0.12)	$0.05	$(0.31)
Diluted	0.03	(0.12)	0.05	(0.31)

Weighted-average shares used to compute net earnings (loss) per share:
Basic	110,742	120,979	113,305	120,533
Diluted	113,768	120,979	115,716	120,533
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$3,805	$(14,706)	$5,219	$(37,641)
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale securities, net	(157)	(66)	(651)	(56)
Other comprehensive loss	(157)	(66)	(651)	(56)
Comprehensive income (loss)	$3,648	$(14,772)	$4,568	$(37,697)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Common Stock			Treasury Stock			Accumulated Deficit
(in thousands)	Shares	Amount		Shares	Amount
Balance at March 31, 2026	131,255	$1,313	$1,638,765	16,682	$(495,711)	$(107)	$(896,040)	$248,220
Exercise of stock options	220	2	1,722	—	—	—	—	1,724
Vesting of restricted stock units	868	9	(449)	—	—	—	—	(440)
Vesting of performance stock units	13	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	5,248	(100,731)	—	—	(100,731)
Shares issued from Treasury	—	—	—	(16)	441	—	—	441
Taxes paid related to net share settlement of equity awards	—	—	—	—	(1,709)	—	—	(1,709)
Stock-based compensation	—	—	47,246	—	—	—	—	47,246
Other comprehensive loss	—	—	—	—	—	(157)	—	(157)
Net income	—	—	—	—	—	—	3,805	3,805
Balance at June 30, 2026	132,356	$1,324	$1,687,284	21,914	$(597,710)	$(264)	$(892,235)	$198,399

Balance at December 31, 2025	129,046	$1,290	$1,586,727	10,596	$(364,574)	$387	$(897,454)	$326,376
Exercise of stock options	247	2	1,890	—	—	—	—	1,892
Vesting of restricted stock units	2,476	25	(1,670)	—	—	—	—	(1,645)
Vesting of performance stock units	52	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	535	6	8,732	—	—	—	—	8,738
Purchase of treasury stock	—	—	—	11,371	(231,610)	—	—	(231,610)
Shares issued from Treasury	—	—	—	(53)	1,646	—	—	1,646
Taxes paid related to net share settlement of equity awards	—	—	—	—	(3,172)	—	—	(3,172)
Stock-based compensation	—	—	91,606	—	—	—	—	91,606
Other comprehensive loss	—	—	—	—	—	(651)	—	(651)
Net income	—	—	—	—	—	—	5,219	5,219
Balance at June 30, 2026	132,356	$1,324	$1,687,284	21,914	$(597,710)	$(264)	$(892,235)	$198,399

Balance at March 31, 2025	124,484	$1,245	$1,440,770	4,282	$(174,911)	$328	$(884,271)	$383,161
Exercise of stock options	1,964	20	1,820	—	—	—	—	1,840
Vesting of restricted stock units	698	7	(7)	—	—	—	—	—
Vesting of performance stock units	17	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	2	—	11	—	—	—	—	11
Issuance of restricted stock awards	187	2	(2)	—	—	—	—	—
Purchase of treasury stock	—	—	—	2,043	(64,999)	—	—	(64,999)
Taxes paid related to net share settlement of equity awards	—	—	—	40	(1,329)	—	—	(1,329)
Fair value of replacement equity attributable to pre-acquisition service	—	—	111	—	—	—	—	111
Stock-based compensation	—	—	46,676	—	—	—	—	46,676
Other comprehensive loss	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	(14,706)	(14,706)
Balance at June 30, 2025	127,352	$1,274	$1,489,379	6,365	$(241,239)	$262	$(898,977)	$350,699

Balance at December 31, 2024	122,371	$1,224	$1,374,659	2,673	$(114,911)	$318	$(861,336)	$399,954
Exercise of stock options	2,016	20	2,167	—	—	—	—	2,187
Vesting of restricted stock units	2,297	23	(23)	—	—	—	—	—
Vesting of performance stock units	180	2	(2)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	301	3	9,709	—	—	—	—	9,712
Issuance of restricted stock awards	187	2	(2)	—	—	—	—	—
Purchase of treasury stock	—	—	—	3,652	(124,999)	—	—	(124,999)
Taxes paid related to net share settlement of equity awards	—	—	—	40	(1,329)	—	—	(1,329)
Fair value of replacement equity attributable to pre-acquisition service	—	—	146	—	—	—	—	146
Stock-based compensation	—	—	102,725	—	—	—	—	102,725
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—		—	(37,641)	(37,641)
Balance at June 30, 2025	127,352	$1,274	$1,489,379	6,365	$(241,239)	$262	$(898,977)	$350,699
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$5,219	$(37,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,560	20,680
Stock-based compensation	90,203	102,429
Net accretion of discounts and amortization of premiums on short-term investments	(769)	(1,975)
Other	3,231	2,203
Changes in operating assets and liabilities:
Accounts receivable	74,805	79,766
Prepaid expenses and other assets	(2,871)	5,092
Accounts payable, accrued expenses and accrued compensation	(3,480)	(4,120)
Deferred revenue	(49,859)	(43,107)
Other current and noncurrent liabilities	(4,352)	6,543
Net cash provided by operating activities	132,687	129,870

Cash flows from investing activities:
Purchases of property and equipment	(3,960)	(10,901)
Capitalized software development costs	(6,923)	(1,323)
Purchases of short-term investments	(55,656)	(83,338)
Sales and maturities of short-term investments	97,335	122,314
Proceeds from other investments	—	664
Purchases of other investments	(200)	—
Business combinations, net of cash acquired	—	(196,182)
Net cash provided by (used in) investing activities	30,596	(168,766)

Cash flows from financing activities:
Payments on term loan	(1,875)	(1,875)
Proceeds from stock issued in connection with the employee stock purchase plan	8,738	9,712
Proceeds from the exercise of stock options	1,704	2,187
Payments for taxes related to net share settlement of equity awards	(3,172)	(1,329)
Purchase of treasury stock	(230,218)	(124,999)
Net cash used in financing activities	(224,823)	(116,304)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(871)	1,578
Net decrease in cash and cash equivalents and restricted cash	(62,411)	(153,622)
Cash and cash equivalents and restricted cash at beginning of period	187,762	328,647
Cash and cash equivalents and restricted cash at end of period	$125,351	$175,025

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,116	$13,433
Cash paid for income taxes, net of refunds	7,510	6,025
Supplemental cash flow information related to leases:
Cash payments for operating leases	$7,156	$5,413
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation and Preparation
The accompanying consolidated financial statements include the accounts of Tenable Holdings, Inc. (the "Company," "we," "us," or "our") and our wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information. All intercompany accounts and transactions have been eliminated in consolidation.
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
The results for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the year ending December 31, 2026 or any other future period.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates.
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
Our significant accounting policies are described in our 10-K. During the six months ended June 30, 2026, there were no material changes to our significant accounting policies from those described in our 10-K.
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

2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Subscription revenue	$248,261	$228,031	$491,414	$448,474
Perpetual license and maintenance revenue	9,862	11,411	20,024	22,963
Professional services and other revenue	10,385	7,853	19,128	14,995
Revenue	$268,508	$247,295	$530,566	$486,432
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
The Americas	$161,792	$152,213	$321,295	$299,944
Europe, Middle East and Africa	75,590	66,924	147,528	131,031
Asia Pacific	31,126	28,158	61,743	55,457
Revenue	$268,508	$247,295	$530,566	$486,432
Customers located in the United States accounted for 52% of revenue in the three and six months ended June 30, 2026 and 53% of revenue in the three and six months ended June 30, 2025. No other country accounted for 10% or more of revenue in the periods presented.
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. Revenue derived through our channel network comprised 95% of revenue in the three and six months ended June 30, 2026 and 94% of revenue in the three and six months ended June 30, 2025. One of our distributors accounted for 30% of revenue in the three and six months ended June 30, 2026 and 32% of revenue in the three and six months ended June 30, 2025, respectively. That same distributor accounted for 29% and 27% of accounts receivable at June 30, 2026 and December 31, 2025, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and 2025, we recognized revenue of $251.2 million, $231.1 million, $452.6 million and $412.0 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

Remaining Performance Obligations
The following summarizes the future estimated revenue related to unsatisfied performance obligations:

	June 30,
(in thousands)	2026	2025
Remaining performance obligations, short-term	$721,080	$641,918
Remaining performance obligations, long-term	305,030	247,225
Remaining performance obligations	$1,026,110	$889,143
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$118,513	$116,829	$124,629	$119,705
Capitalization of contract acquisition costs	11,271	12,544	19,774	23,738
Amortization of deferred contract acquisition costs	(14,488)	(14,314)	(29,107)	(28,384)
Ending balance	$115,296	$115,059	$115,296	$115,059
3. Cash Equivalents, Short-Term Investments and Other Investments
Cash Equivalents and Short-Term Investments
We review the fair value of our financial assets based on quoted prices for identical assets or prices for similar assets in active markets. The following tables summarize our assets that are measured at fair value on a recurring basis:

	June 30, 2026
(in thousands)	Fair Value Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	Level 1	$18,533	$—	$—	$18,533
Total cash equivalents		$18,533	$—	$—	$18,533

Short-term investments
Commercial paper	Level 2	$13,489	$—	$(16)	$13,473
Corporate bonds	Level 2	73,963	11	(73)	73,901
Asset backed securities	Level 2	14,852	1	(17)	14,836
Yankee bonds	Level 2	5,565	—	(2)	5,563
U.S. Treasury and agency obligations	Level 2	65,253	9	(177)	65,085
Total short-term investments		$173,122	$21	$(285)	$172,858

	December 31, 2025
(in thousands)	Fair Value Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	Level 1	$59,760	$—	$—	$59,760
Total cash equivalents		$59,760	$—	$—	$59,760

Short-term investments
Commercial paper	Level 2	$5,063	$3	$—	$5,066
Corporate bonds	Level 2	94,729	167	(2)	94,894
Asset backed securities	Level 2	17,331	33	—	17,364
Yankee bonds	Level 2	13,280	14	(1)	13,293
U.S. Treasury and agency obligations	Level 2	83,629	173	—	83,802
Total short-term investments		$214,032	$390	$(3)	$214,419
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At June 30, 2026 and December 31, 2025, our unrealized losses were due to changes in market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.
The contractual maturities of our short-term investments are as follows:

	June 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$147,664	$147,517	$178,677	$178,995
Due between one and two years	25,458	25,341	35,355	35,424
Total short-term investments	$173,122	$172,858	$214,032	$214,419
At June 30, 2026 and December 31, 2025, cash and cash equivalents included $8.9 million and $8.7 million, respectively, of restricted cash related to collateral for outstanding letters of credit and an operating lease.
Other Investments
Our investments in privately held, nonmarketable securities are measured at cost, less any impairment, plus or minus observable price changes for similar investments of the same issuer, and were as follows:

(in thousands)	Fair Value Hierarchy	June 30, 2026	December 31, 2025
Equity securities	Level 3	$6,902	$6,702
Debt and other securities	Level 3	1,000	1,000
Total other investments		$7,902	$7,702
We did not have any liabilities measured and recorded at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

4. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Computer software and equipment	$22,742	$21,676
Internally developed software	52,731	44,403
Furniture and fixtures	6,164	5,833
Leasehold improvements	35,284	33,049
Total	116,921	104,961
Less: accumulated depreciation and amortization	(71,310)	(64,899)
Property and equipment, net	$45,611	$40,062
Our property and equipment, net by geographic area is as follows:

(in thousands)	June 30, 2026	December 31, 2025
United States	$30,541	$26,494
International	15,070	13,568
Property and equipment, net	$45,611	$40,062
Depreciation and amortization related to property and equipment was $3.6 million, $4.3 million, $7.0 million and $8.3 million in the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and 2025, respectively.
5. Goodwill and Intangible Assets
At June 30, 2026 and December 31, 2025, our goodwill balance was $697.9 million.
Acquired intangible assets subject to amortization are as follows:

	June 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$196,237	$(94,506)	$101,731	$196,237	$(80,941)	$115,296
Trade name	490	(490)	—	490	(490)	—
	$196,727	$(94,996)	$101,731	$196,727	$(81,431)	$115,296
Amortization of acquired intangible assets was $6.8 million, $6.5 million, $13.6 million and $12.4 million in the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, our acquired intangible assets are expected to be amortized over an estimated remaining weighted average period of 4.5 years.

At June 30, 2026, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2026	$13,380
2027	24,915
2028	21,872
2029	18,252
2030	14,522
Thereafter	8,790
Total	$101,731
6. Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost(1)	$2,889	$2,830	$5,674	$5,233
_______________
(1)    Excludes sublease income.
Sublease income, which is recorded as a reduction of rent expense, was $0.4 million in the three months ended June 30, 2026 and 2025 and $0.8 million in the six months ended June 30, 2026 and 2025.
Rent expense for short-term leases in the three and six months ended June 30, 2026 and 2025 was not material.
Supplemental information related to leases was as follows:

	June 30, 2026	December 31, 2025
Operating leases
Weighted average remaining lease term	5.9 years	5.7 years
Weighted average discount rate	6.2%	6.2%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$359	$9,879	$359
Maturities of operating lease liabilities at June 30, 2026 were as follows:

(in thousands)
Year ending December 31,
2026	$6,746
2027	13,972
2028	13,245
2029	13,193
2030	13,119
Thereafter	18,525
Total lease payments	78,800
Less: Imputed interest	(12,682)
Total	$66,118

Operating lease payments in the table above do not include $0.9 million, $1.8 million, $1.9 million, $1.9 million, $2.0 million and $2.5 million of sublease payments we expect to receive in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.
7. Debt
Credit Agreement
In July 2021, we entered into a credit agreement ("Credit Agreement") which is comprised of:
•a $375.0 million senior secured term loan facility ("Term Loan"); and
•a $50.0 million senior secured revolving credit facility ("Revolving Credit Facility").
The table below summarizes the carrying value of the Term Loan:

(in thousands)	June 30, 2026
Term loan	$358,125
Less: Unamortized debt discount and issuance costs	(2,681)
Term loan, net of issuance costs	355,444
Less: Term loan, net, current	(2,461)
Term loan, net of issuance costs (net of current portion)	$352,983
Our Term Loan is recorded at its carrying value. At June 30, 2026, the fair value of our Term Loan was approximately $357.7 million. In the fair value hierarchy, our Term Loan is classified as Level 2 as it is traded in less active markets.
The maturities of our Term Loan at June 30, 2026 were as follows:

(in thousands)
Year ending December 31,
2026	$1,875
2027	3,750
2028	352,500
Total	$358,125
We may be subject to mandatory Term Loan prepayments related to the excess cash flow provisions. These prepayments would only be required if our first lien net leverage ratio (as defined in our Credit Agreement) exceeds 3.5 at the end of each year. At June 30, 2026, our first lien net leverage ratio was 0.77. The final payment on our Term Loan of $350.6 million is due on the July 7, 2028 maturity date.
The Revolving Credit Facility expired on July 7, 2026, and we did not elect to enter into a new facility.

8. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend €28.5 million. As of June 30, 2026, we have spent €20.5 million of our commitment.
In July 2024, we entered into a contract with AWS for cloud services, in which we committed to spend $59.7 million, $77.6 million and $93.0 million in contract years one, two and three, respectively, for a total commitment of $230.3 million from August 2024 to July 2027. As of June 30, 2026, we have met our first year commitment and we have spent $76.5 million of our second year commitment.

Letters of Credit
At June 30, 2026, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for $5.5 million of our letters of credit was classified as restricted cash in cash and cash equivalents.
9. Stock-Based Compensation
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$3,565	$3,460	$6,840	$6,775
Sales and marketing	17,868	17,818	35,341	34,448
Research and development	13,986	15,300	27,015	28,267
General and administrative(1)	10,930	9,948	21,007	32,939
Total stock-based compensation expense	$46,349	$46,526	$90,203	$102,429
_______________
(1)    Stock-based compensation in the six months ended June 30, 2025 includes $14.6 million of expense related to the accelerated vesting of equity awards for our former Chairman and Chief Executive Officer.
A summary of the unrecognized stock-based compensation expense related to unvested awards at June 30, 2026 is presented below:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Estimated Weighted Average Period (in years)
Restricted stock units ("RSUs")	$375,379	2.8
Performance stock units ("PSUs")	15,577	3.5
Restricted stock	3,966	2.0
2018 Employee Stock Purchase Plan ("2018 ESPP")	14,229	0.8
Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	185	$34.83	8,994	$38.72	279	$40.37
Granted	—	—	9,972	19.61	826	19.38
Performance adjustment(1)	—	—	—	—	(6)	38.37
Vested	(60)	38.99	(2,608)	39.50	(88)	40.42
Forfeited	—	—	(898)	36.28	(4)	43.24
Unvested balance at June 30, 2026	125	32.83	15,460	26.41	1,007	23.16
_______________
(1)    Represents adjustments due to actual performance measured against predefined financial performance targets.
In January 2026, under the evergreen provision in our 2018 Equity Incentive Plan we reserved an additional 5.9 million shares of our common stock. At June 30, 2026, there were 21.3 million shares available for grant under the plan.

Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,403	$12.70	2.0	$15,210
Exercised	(308)	7.55		4,418
Forfeited/canceled	(1)	9.66		—
Outstanding and exercisable at June 30, 2026	1,094	14.15	1.7	24,879
2018 Employee Stock Purchase Plan
In the six months ended June 30, 2026, employees purchased 0.5 million shares of our common stock at a weighted average price of $16.35 per share, resulting in $8.7 million of cash proceeds. At June 30, 2026, there were $5.8 million of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using the following assumptions:

Six Months Ended June 30,
	2026	2025
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	34.5% — 39.2%	30.6% — 38.2%
Risk-free interest rate	3.4% — 3.6%	3.9% — 4.2%
Expected dividend yield	—	—
Under the evergreen provision in our 2018 ESPP, in January 2026 we reserved an additional 1.8 million shares of our common stock. At June 30, 2026, there were 12.5 million shares reserved for issuance under the 2018 ESPP.
10. Income Taxes
In the three months ended June 30, 2026, the provision for income taxes included $1.2 million of income taxes in foreign jurisdictions in which we conduct business and $1.9 million of discrete items primarily related to withholding taxes on sales to customers.
In the six months ended June 30, 2026, the provision for income taxes included $2.8 million of income taxes in foreign jurisdictions in which we conduct business and $4.0 million of discrete items primarily related to withholding taxes on sales to customers.
In the three months ended June 30, 2025, the provision for income taxes included $3.0 million of income taxes in foreign jurisdictions in which we conduct business and $1.2 million of discrete items primarily related to withholding taxes on sales to customers.
In the six months ended June 30, 2025, the provision for income taxes included $5.1 million of income taxes in foreign jurisdictions in which we conduct business and $2.7 million of discrete items primarily related to withholding taxes on sales to customers.

11. Net Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$3,805	$(14,706)	$5,219	$(37,641)

Weighted-average shares used to compute net earnings (loss) per share:
Basic	110,742	120,979	113,305	120,533
Dilutive impact of outstanding equity awards	3,026	—	2,411	—
Diluted	113,768	120,979	115,716	120,533

Net earnings (loss) per share
Basic	$0.03	$(0.12)	$0.05	$(0.31)
Diluted	$0.03	$(0.12)	$0.05	$(0.31)
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
RSUs	5,878	10,060	5,878	10,060
Stock options	—	1,550	93	1,550
Shares to be issued under the 2018 ESPP	—	194	—	194
PSUs	182	114	182	114
Restricted stock	125	312	125	312
Total	6,185	12,230	6,278	12,230

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and (2) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 10-K, filed with the Securities and Exchange Commission, or the SEC, on February 27, 2026. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of the 10-K, in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Financial Highlights
Below are our key financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$268,508	$247,295	$530,566	$486,432
Income (loss) from operations	12,368	(7,448)	21,131	(25,159)
Net income (loss)	3,805	(14,706)	5,219	(37,641)
Net earnings (loss) per share, basic and diluted	0.03	(0.12)	0.05	(0.31)
Net cash provided by operating activities	44,716	42,463	132,687	129,870
Purchases of property and equipment	(1,373)	(4,348)	(3,960)	(10,901)
Capitalized software development costs	(4,178)	(699)	(6,923)	(1,323)
Recurring revenue, which includes revenue from subscription arrangements for software (both recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 95% of revenue in the three months ended June 30, 2026 and 96% of revenue in the three months ended June 30, 2025 and the six months ended June 30, 2026 and 2025.
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

	Three Months Ended June 30,
	2026	2025	Change (%)
Number of new enterprise platform customers added in period	381	367	4%

	June 30,
	2026	2025	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	2,236	2,118	6%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	June 30,
	2026	2025
Dollar-based net expansion rate	106%	107%
Components of Our Results of Operations
Revenue
We generate revenue from subscription arrangements for our software and cloud-based solutions, perpetual licenses, maintenance associated with perpetual licenses and professional services.
We typically experience seasonality in customer agreement volumes, entering into a significantly higher percentage of new and renewal agreements in the third and fourth quarters of the year. The increase in the third quarter is primarily driven by U.S. government and related agencies, and the increase in the fourth quarter reflects typical large enterprise buying patterns in the software industry. Although the ratable nature of our subscription revenue lessens the financial impact, these historical trends may be impacted by macroeconomic conditions and U.S. policy decisions, which may lengthen purchasing and approval phases of our sales cycle.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$268,508	$247,295	$530,566	$486,432
Cost of revenue(1)	60,333	54,434	117,002	106,894
Gross profit	208,175	192,861	413,564	379,538
Operating expenses:
Sales and marketing(1)	105,869	107,091	212,858	210,273
Research and development(1)	56,999	59,236	112,760	112,459
General and administrative(1)	32,288	33,982	63,733	81,965
Restructuring	651	—	3,082	—
Total operating expenses	195,807	200,309	392,433	404,697
Income (loss) from operations	12,368	(7,448)	21,131	(25,159)
Interest income	2,312	4,080	5,352	9,007
Interest expense	(6,436)	(7,139)	(12,848)	(14,150)
Other (expense) income, net	(1,308)	25	(1,612)	499
Income (loss) before income taxes	6,936	(10,482)	12,023	(29,803)
Provision for income taxes	3,131	4,224	6,804	7,838
Net income (loss)	$3,805	$(14,706)	$5,219	$(37,641)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$3,565	$3,460	$6,840	$6,775
Sales and marketing	17,868	17,818	35,341	34,448
Research and development	13,986	15,300	27,015	28,267
General and administrative(2)	10,930	9,948	21,007	32,939
Total stock-based compensation expense	$46,349	$46,526	$90,203	$102,429
_______________
(2)    Stock-based compensation in the six months ended June 30, 2025 includes $14.6 million of expense related to the accelerated vesting of equity awards for our former Chairman and Chief Executive Officer.
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue
The following table presents the increase in revenue:

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Subscription revenue	$248,261	$228,031	$20,230	9%
Perpetual license and maintenance revenue	9,862	11,411	(1,549)	(14)%
Professional services and other revenue	10,385	7,853	2,532	32%
Revenue	$268,508	$247,295	$21,213	9%

The increase in revenue included an increase of $23.3 million from existing customers as of July 1, 2025, partially offset by a decrease of $2.1 million in revenue from new customers. U.S. revenue increased $7.3 million, or 6%. International revenue increased $13.9 million, or 12%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Cost of revenue	$60,333	$54,434	$5,899	11%
Gross profit	208,175	192,861	15,314	8%
Gross margin	78%	78%
The increase in cost of revenue was primarily due to:
•a $3.2 million increase in third-party cloud infrastructure costs;
•a $1.4 million increase in personnel costs; and
•a $1.0 million increase in professional services.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Sales and marketing	$105,869	$107,091	$(1,222)	(1)%
The decrease in sales and marketing expense was primarily due to:
•a $2.2 million decrease in demand generation programs, including advertising, sponsorships, and brand awareness efforts; partially offset by
•a $1.1 million increase in sales commissions.

Research and Development

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Research and development	$56,999	$59,236	$(2,237)	(4)%
The decrease in research and development expense was primarily due to:
•a $2.1 million increase in refundable research and development tax credits; and
•a $0.9 million decrease in personnel costs, including a $1.3 million decrease in stock-based compensation and an unfavorable foreign currency impact of $3.1 million; partially offset by
•a $0.6 million increase in third-party cloud infrastructure costs.
General and Administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
General and administrative	$32,288	$33,982	$(1,694)	(5)%
The decrease in general and administrative expense was primarily due to:
•a $1.3 million decrease in acquisition-related expenses; and

•a $0.6 million decrease in professional services.
Restructuring

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Restructuring	$651	$—	$651	100%
Restructuring in the three months ended June 30, 2026 included non-ordinary course severance and employee related benefits.
Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Interest income	$2,312	$4,080	$(1,768)	(43)%
Interest expense	(6,436)	(7,139)	(703)	(10)%
Other income (expense), net	(1,308)	25	(1,333)	(5,332)%
The $1.8 million decrease in interest income was due to a decrease in short-term investments and reduced rates of return. Interest expense decreased $0.7 million due to a decrease in the interest rate on our Term Loan. The $1.3 million decrease in Other income (expense), net was primarily due to increased foreign exchange losses.
Provision for Income Taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Provision for income taxes	$3,131	$4,224	$(1,093)	(26)%
In the three months ended June 30, 2026, the provision for income taxes included:
•$1.9 million of discrete items primarily related to withholding taxes on sales to customers; and
•$1.2 million of income taxes in foreign jurisdictions in which we conduct business.
In the three months ended June 30, 2025, the provision for income taxes included:
•$3.0 million of income taxes in foreign jurisdictions in which we conduct business; and
•$1.2 million of discrete items primarily related to withholding taxes on sales to customers.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue
The following table presents the increase in revenue:

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Subscription revenue	$491,414	$448,474	$42,940	10%
Perpetual license and maintenance revenue	20,024	22,963	(2,939)	(13)%
Professional services and other revenue	19,128	14,995	4,133	28%
Revenue	$530,566	$486,432	$44,134	9%

The increase in revenue included an increase of $48.3 million from existing customers as of July 1, 2025, partially offset by a decrease of $4.2 million in revenue from new customers. U.S. revenue increased $16.8 million, or 7%. International revenue increased $27.3 million, or 12%.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Cost of revenue	$117,002	$106,894	$10,108	9%
Gross profit	413,564	379,538	34,026	9%
Gross margin	78%	78%
The increase in cost of revenue was primarily due to:
•a $4.1 million increase in third-party cloud infrastructure costs;
•a $2.6 million increase in personnel costs;
•a $1.8 million increase in professional services; and
•a $1.3 million increase in hardware costs.
Operating Expenses
Sales and Marketing

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Sales and marketing	$212,858	$210,273	$2,585	1%
The increase in sales and marketing expense was primarily due to:
•a $2.4 million increase in personnel costs, including a $0.9 million increase in stock-based compensation; and
•a $2.4 million increase in sales commissions; partially offset by
•a $1.7 million decrease in expenses for demand generation programs, including advertising, sponsorships, and brand awareness efforts; and
•a $1.3 million decrease in acquisition-related expenses.
Research and Development

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Research and development	$112,760	$112,459	$301	—%
The increase in research and development expense was primarily due to:
•a $1.7 million increase in personnel costs, including an unfavorable foreign currency impact of $5.7 million and a $1.3 million decrease in stock-based compensation;
•a $1.5 million increase in allocated overhead;
•a $0.7 million increase in third-party cloud infrastructure costs; and
•a $0.5 million increase in depreciation and amortization expense; partially offset by
•a $2.5 million increase in refundable R&D tax credits; and
•a $1.8 million decrease in acquisition-related expenses.

General and Administrative

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
General and administrative	$63,733	$81,965	$(18,232)	(22)%
The decrease in general and administrative expense was primarily due to:
•a $12.8 million decrease in personnel costs primarily related to the accelerated vesting of equity awards for our former Chairman and Chief Executive Officer in the six months ended June 30, 2025;
•a $3.6 million decrease in acquisition-related expenses; and
•a $1.8 million decrease in professional services.
Restructuring

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Restructuring	$3,082	$—	$3,082	100%
Restructuring in the six months ended June 30, 2026 included non-ordinary course severance and employee related benefits.
Interest Income, Interest Expense and Other (Expense) Income, Net

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Interest income	$5,352	$9,007	$(3,655)	(41)%
Interest expense	(12,848)	(14,150)	(1,302)	(9)%
Other income (expense), net	(1,612)	499	(2,111)	(423)%
The $3.7 million decrease in interest income was due to a decrease in short-term investments and reduced rates of return. Interest expense decreased $1.3 million due to a decrease in the interest rate on our Term Loan. Other income (expense), net decreased $2.1 million primarily due to an increase in foreign exchange losses.

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Provision for income taxes	$6,804	$7,838	$(1,034)	(13)%
In the six months ended June 30, 2026, the provision for income taxes included:
•$4.0 million of discrete items primarily related to withholding taxes on sales to customers; and
•$2.8 million of income taxes in foreign jurisdictions in which we conduct business.
In the six months ended June 30, 2025, the provision for income taxes included:
•$5.1 million of income taxes in foreign jurisdictions in which we conduct business; and
•$2.7 million of discrete items primarily related to withholding taxes on sales to customers.
Liquidity and Capital Resources
At June 30, 2026, we had $125.4 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $172.9 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate and Yankee bonds.

We have historically generated significant operating losses, as reflected by our accumulated deficit of $892.2 million at June 30, 2026.
We typically invoice our customers in advance, however multi-year subscriptions are increasingly being invoiced annually in installments. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At June 30, 2026, we had deferred revenue of $849.4 million, of which $670.1 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
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
During the three months ended June 30, 2026, we purchased 5.2 million shares for $100.0 million, and during the six months ended June 30, 2026, we purchased 11.4 million shares for $230.0 million. Since the inception of the share repurchase program and through June 30, 2026, we have purchased a total of 21.9 million shares for $592.4 million.
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
From January to June 2026, interest rates on our Term Loan were between 6.48% and 6.58%. The Term Loan is being amortized at 1% per annum in equal quarterly installments until the final payment of $350.6 million on the July 7, 2028 maturity date. We may be subject to mandatory Term Loan prepayments related to the excess cash provisions in the Credit Agreement if our first lien net leverage ratio (as defined in the Credit Agreement) exceeds 3.5. At June 30, 2026, our first lien net leverage ratio was 0.77.
The Revolving Credit Facility, which was in place at June 30, 2026, expired on July 7, 2026, and we did not elect to enter into a new facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$132,687	$129,870
Net cash provided by (used in) investing activities	30,596	(168,766)
Net cash used in financing activities	(224,823)	(116,304)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(871)	1,578
Net decrease in cash and cash equivalents and restricted cash	$(62,411)	$(153,622)
Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash provided by investing activities increased by $199.4 million, primarily due to a $196.2 million decrease in cash paid for acquisitions.
Financing Activities
Net cash used in financing activities increased by $108.5 million, primarily due to a $105.2 million increase in repurchases of our common stock under our repurchase program.
Contractual Obligations
We have certain contractual obligations for future payments. See Note 6 to our consolidated financial statements for our required operating lease payments and Note 8 to our consolidated financial statements for our required payments to Microsoft and AWS for cloud services.
At June 30, 2026, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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

Interest Rate Risk
Our interest rate risk is described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025. At June 30, 2026, we had $125.4 million of cash and cash equivalents, which consisted of cash deposits and money market funds and $172.9 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. treasury and agency securities and corporate and Yankee bonds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
In July 2021, we entered into the Credit Agreement comprised of a $375.0 million Term Loan and a $50.0 million Revolving Credit Facility. From January to June 2026, interest rates on our Term Loan were between 6.48% and 6.58%. A one percentage point increase in the rate would not have a material impact on our financial statements.
Foreign Currency Exchange Risk
Our foreign currency exchange rate risk is described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025. At June 30, 2026, there have been no material changes to our foreign currency exchange rate risk as described in our 10-K.
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
Our management, with the participation of our Co-Chief Executive Officer, Stephen Vintz, and our Chief Financial Officer, Matthew Brown, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Co-Chief Executive Officer and Chief Financial Officer have concluded that at June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Co-Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Item 1A.    Risk Factors
Except for the risk factors disclosed below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2025 filed with the United States Securities and Exchange Commission ("SEC") on February 27, 2026. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2025. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
We rely on third-party service providers and technologies to operate critical business systems, including processing confidential and sensitive information, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We also rely on third-party service providers to provide other products, services, or otherwise, to operate our business and elements of our infrastructure, including endpoints. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place. Additionally, software errors or vulnerabilities in these third-party technologies could result in significant disruptions to our information technology systems, leading to downtime, data loss, or compromised data integrity. Our use of generative AI technologies may increase the risks associated with open source software and other third-party components, including where such technologies retrieve or recommend malicious or vulnerable code from public repositories or other third-party sources that may be used without appropriate review.
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
We have incorporated and expect to continue to incorporate and further expand our use of AI technologies, including generative AI, into certain of our products and services. These technologies are subject to new and developing regulatory frameworks and may create operational, financial, regulatory, and reputational risks based on development practices or reliance on AI outputs that are inaccurate or flawed. These technologies may not achieve market acceptance and may pose other adverse consequences to our business, some of which we may not know or be able to quantify at this time.
We have incorporated and expect to continue to incorporate and further expand our use of AI features in certain of our products and services, including ExposureAI, Tenable AI Assistant and Hexa AI within Tenable One. The use of AI technologies, including generative AI processes, at scale is relatively new, and may lead to challenges, concerns and risks, including various privacy and security risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time. The technologies underpinning these features are in the early stages of commercial use and exist in an emerging regulatory environment with heightened regulatory scrutiny, which presents regulatory, litigation, ethical, safety, reputational, operational and financial risks. AI in our products and services may be complex to deploy successfully due to operational issues inherent to the nature of such technologies, including the availability, development, maintenance and operation of deep learning datasets and third-party dependencies.

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
Uncertainty in the legal regulatory regime relating to AI and emerging ethical issues surrounding the use of AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Existing laws and regulations may apply to us or our suppliers, vendors, partners and customers in new ways, and new laws and regulations may be instituted. Many U.S. and international governmental bodies and regulators have proposed, enacted or are in the process of developing, new regulations related to the use of AI and machine learning technologies, including the EU AI Act, Colorado AI Act, California Bot Disclosure Law, and Utah AI Policy Act, as well as regulations on certain high-risk automated decisions, such as those in the employment context. For example, the EU AI Act, which applies beyond the European Union’s borders and establishes obligations for AI providers and those deploying AI systems, sets out a risk-based framework that subjects certain AI technologies to numerous compliance obligations, such as transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company's total worldwide annual turnover for the preceding financial year, whichever is higher. Certain of our activities subject us to the EU AI Act and other U.S. and non-U.S. laws governing AI or data processed in connection with AI. We expect other jurisdictions may adopt similar or potentially more restrictive laws, which may render the use of such technologies challenging. The final form of these may impose obligations related to our development, offering (including import and export thereof) and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation. We may have to amend our business practices, contractual arrangements, products and/or services to comply with such obligations. In addition to formal legislation, governmental authorities may take enforcement or administrative actions that restrict the use of specific AI technologies. For example, federal agencies have designated Anthropic as a supply chain risk, a designation Anthropic has challenged in ongoing federal litigation and whose ultimate scope and enforceability remains uncertain. This or similar enforcement or administrative actions or changes in export controls, trade sanctions or other regulatory restrictions impacting AI technologies and frontier models could result in prohibitions on the use of Anthropic's and/or other frontier AI models in our solutions. Such actions could force us to decouple or replace integrated technologies on short notice, resulting in significant engineering costs, service disruptions, and the loss of critical product functionality.
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
Our AI technology features may also generate output that is misleading, insecure, inaccurate, harmful or otherwise flawed. Agentic AI solutions may compound those risks by taking or implementing actions or outputs, which themselves may be based on flawed outputs, that further increase the risk of misleading, insecure, inaccurate, harmful or otherwise flawed outcomes. This risk extends to our enterprise operations, as employee use of third-party agentic AI solutions, such as browser plug-ins or other automated applications, could result in actions being taken without adequate human review or monitoring. Such unauthorized automated actions could, for example, lead to the inadvertent disclosure or modification of corporate data or other sensitive information, flawed communications to customers or partners, or the creation of unintended legal or financial obligations on behalf of the company. Our customers or others may rely on or use such misleading, insecure, harmful or otherwise flawed content to their detriment, which may harm our brand, reputation, business or customers, cause competitive harm or expose us to legal liability. For example, AI algorithms use machine learning and predictive analytics which may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. Deficient or inaccurate recommendations, forecasts, or analyses that generative AI applications assist in producing could lead to customer rejection or skepticism of our products, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of generative AI may also lead to novel and urgent cybersecurity risks, including those related to personal data, which may adversely affect our operations and reputation, and these risks likely are compounded by our use of agentic AI.
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
A portion of our revenue is generated from subscriptions and perpetual licenses sold to governmental entities in the United States. Additionally, many of our current and prospective customers, such as those in the financial services, energy, insurance and healthcare industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our enterprise platform. Selling licenses to these entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Governmental demand and payment for our enterprise platform may also be impacted by public sector budgetary cycles, funding authorizations and budget shortfalls, the operational stability of government agencies, and the prioritization of cybersecurity and digital infrastructure initiatives. Funding reductions or delays, including those resulting from a U.S. government shutdown, reductions or eliminations of agency operating budgets or deprioritization of cybersecurity digital infrastructure related initiatives would adversely affect public sector demand for our enterprise platform. For example, the U.S. presidential administration's priorities and actions to reduce government spending, including, but not limited to, those previously driven by the Department of Government Efficiency, may impact the availability of funding for U.S. government customers as a result of the elimination of departments and personnel. These actions may lead to elongated sales cycles and procurement decisions and could result in fewer contract opportunities or reduced funding for existing initiatives, all of which would adversely affect our business and financial performance. In addition, governmental entities have the authority to terminate contracts at any time for the convenience of the government, which creates risk regarding revenue anticipated under our existing government contracts.
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
Item 2.        Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
A summary of stock repurchases during the three months ended June 30, 2026 is presented below:

(in thousands, except for per share data)	Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan(1)
Shares purchased April 1, 2026 to April 30, 2026	4,487	$18.71	4,487	$123,659
Shares purchased May 1, 2026 to May 31, 2026	761	21.08	761	107,621
Shares purchased June 1, 2026 to June 30, 2026	—	—	—	107,621
	5,248	19.06
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
Item 5.        Other Information
Rule 10b5-1 Plan Elections
Raymond Vicks, Jr., a member of our Board of Directors, entered into a prearranged stock trading plan on May 4, 2026 to sell 1,818 shares of our common stock in August 2026. All of the shares of common stock that may be sold are to be issued upon the vesting of restricted stock units.
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

TENABLE HOLDINGS, INC.

Date:	August 4, 2026	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer
(Principal Financial Officer)