Form 10-Q
period 2026-09-30
Tenable Holdings, Inc.
filed 2026-11-03
CIK 1660280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
The number of shares of the Registrant's common stock outstanding as of October 30, 2026 was 104,507,623.

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

TENABLE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$317,401	$187,762
Short-term investments	177,860	214,419
Accounts receivable (net of allowance for doubtful accounts of $386 and $656 at September 30, 2026 and December 31, 2025, respectively)	211,019	279,150
Deferred commissions	50,559	52,914
Prepaid expenses and other current assets	55,343	39,339
Total current assets	812,182	773,584
Property and equipment, net	50,488	40,062
Deferred commissions (net of current portion)	64,589	71,715
Operating lease right-of-use assets	39,967	35,558
Acquired intangible assets, net	94,949	115,296
Goodwill	697,886	697,886
Other assets	12,951	13,566
Total assets	$1,773,012	$1,747,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,585	$21,889
Accrued compensation	55,621	69,166
Deferred revenue	685,375	706,866
Operating lease liabilities	9,302	9,596
Other current liabilities	2,033	5,432
Total current liabilities	778,916	812,949
Deferred revenue (net of current portion)	178,048	192,410
Convertible senior notes, net	779,016	—
Term loan, net of issuance costs (net of current portion)	—	354,209
Operating lease liabilities (net of current portion)	52,774	50,877
Other liabilities	10,730	10,846
Total liabilities	1,799,484	1,421,291

Stockholders’ (deficit) equity:
Common stock (par value: $0.01; 500,000 shares authorized; 133,597 and 129,046 shares issued at September 30, 2026 and December 31, 2025, respectively)	1,336	1,290
Additional paid-in capital	1,682,036	1,586,727
Treasury stock (at cost: 28,737 and 10,596 shares at September 30, 2026 and December 31, 2025, respectively)	(828,270)	(364,574)
Accumulated other comprehensive (loss) income	(638)	387
Accumulated deficit	(880,936)	(897,454)
Total stockholders’ (deficit) equity	(26,472)	326,376
Total liabilities and stockholders’ (deficit) equity	$1,773,012	$1,747,667
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$276,387	$252,440	$806,953	$738,872
Cost of revenue	61,332	56,753	178,334	163,647
Gross profit	215,055	195,687	628,619	575,225
Operating expenses:
Sales and marketing	102,913	99,949	315,771	310,222
Research and development	62,145	56,265	174,905	168,724
General and administrative	33,141	32,337	96,874	114,302
Restructuring	147	—	3,229	—
Total operating expenses	198,346	188,551	590,779	593,248
Income (loss) from operations	16,709	7,136	37,840	(18,023)
Interest income	2,573	3,590	7,925	12,597
Interest expense	(8,270)	(7,213)	(21,118)	(21,363)
Other expense, net	(248)	(703)	(1,860)	(204)
Income (loss) before income taxes	10,764	2,810	22,787	(26,993)
(Benefit) provision for income taxes	(535)	550	6,269	8,388
Net income (loss)	$11,299	$2,260	$16,518	$(35,381)

Net earnings (loss) per share:
Basic	$0.10	$0.02	$0.15	$(0.29)
Diluted	0.10	0.02	0.14	(0.29)

Weighted-average shares used to compute net earnings (loss) per share:
Basic	108,974	120,483	111,846	120,516
Diluted	115,970	121,953	115,785	120,516
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$11,299	$2,260	$16,518	$(35,381)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net	(374)	145	(1,025)	89
Other comprehensive (loss) income	(374)	145	(1,025)	89
Comprehensive income (loss)	$10,925	$2,405	$15,493	$(35,292)
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity (Deficit)
	Common Stock			Treasury Stock			Accumulated Deficit
(in thousands)	Shares	Amount		Shares	Amount
Balance at June 30, 2026	132,356	$1,324	$1,687,284	21,914	$(597,710)	$(264)	$(892,235)	$198,399
Exercise of stock options	218	3	1,608	—	—	—	—	1,611
Vesting of restricted stock units	751	7	(359)	—	—	—	—	(352)
Vesting of performance stock units	12	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	260	2	4,344	—	—	—	—	4,346
Purchase of treasury stock	—	—	—	6,836	(225,617)	—	—	(225,617)
Shares issued from Treasury	—	—	—	(13)	350	—	—	350
Taxes paid related to net share settlement of equity awards	—	—	—	—	(5,293)	—	—	(5,293)
Purchase of capped calls, net of tax	—	—	(62,952)	—	—	—	—	(62,952)
Stock-based compensation	—	—	52,111	—	—	—	—	52,111
Other comprehensive loss	—	—	—	—	—	(374)	—	(374)
Net income	—	—	—	—	—	—	11,299	11,299
Balance at September 30, 2026	133,597	$1,336	$1,682,036	28,737	$(828,270)	$(638)	$(880,936)	$(26,472)

Balance at December 31, 2025	129,046	$1,290	$1,586,727	10,596	$(364,574)	$387	$(897,454)	$326,376
Exercise of stock options	465	5	3,498	—	—	—	—	3,503
Vesting of restricted stock units	3,227	32	(2,029)	—	—	—	—	(1,997)
Vesting of performance stock units	64	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	795	8	13,076	—	—	—	—	13,084
Purchase of treasury stock	—	—	—	18,207	(457,227)	—	—	(457,227)
Shares issued from Treasury	—	—	—	(66)	1,996	—	—	1,996
Taxes paid related to net share settlement of equity awards	—	—	—	—	(8,465)	—	—	(8,465)
Purchase of capped calls, net of tax	—	—	(62,952)	—	—	—	—	(62,952)
Stock-based compensation	—	—	143,717	—	—	—	—	143,717
Other comprehensive loss	—	—	—	—	—	(1,025)	—	(1,025)
Net income	—	—	—	—	—	—	16,518	16,518
Balance at September 30, 2026	133,597	$1,336	$1,682,036	28,737	$(828,270)	$(638)	$(880,936)	$(26,472)

Balance at June 30, 2025	127,352	$1,274	$1,489,379	6,365	$(241,239)	$262	$(898,977)	$350,699
Exercise of stock options	17	—	233	—	—	—	—	233
Vesting of restricted stock units	792	8	(8)	—	—	—	—	—
Vesting of performance stock units	17	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	220	2	5,768	—	—	—	—	5,770
Forfeiture of restricted stock awards	(50)	(1)	1	—	—	—	—	—
Purchase of treasury stock	—	—	—	1,949	(59,969)	—	—	(59,969)
Stock-based compensation	—	—	45,238	—	—	—	—	45,238
Other comprehensive income	—	—	—	—	—	145	—	145
Net income	—	—	—	—	—	—	2,260	2,260
Balance at September 30, 2025	128,348	$1,283	$1,540,611	8,314	$(301,208)	$407	$(896,717)	$344,376

Balance at December 31, 2024	122,371	$1,224	$1,374,659	2,673	$(114,911)	$318	$(861,336)	$399,954
Exercise of stock options	2,034	20	2,400	—	—	—	—	2,420
Vesting of restricted stock units	3,089	31	(31)	—	—	—	—	—
Vesting of performance stock units	198	2	(2)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	519	5	15,477	—	—	—	—	15,482
Issuance of restricted stock awards, net	137	1	(1)	—	—	—	—	—
Purchase of treasury stock	—	—	—	5,601	(184,968)	—	—	(184,968)
Taxes paid related to net share settlement of equity awards	—	—	—	40	(1,329)	—	—	(1,329)
Fair value of replacement equity attributable to pre-acquisition service	—	—	146	—	—	—	—	146
Stock-based compensation	—	—	147,963	—	—	—	—	147,963
Other comprehensive income	—	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	—	(35,381)	(35,381)
Balance at September 30, 2025	128,348	$1,283	$1,540,611	8,314	$(301,208)	$407	$(896,717)	$344,376
The accompanying notes are an integral part of these consolidated financial statements.

TENABLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$16,518	$(35,381)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,090	31,817
Stock-based compensation	141,420	147,311
Net accretion of discounts and amortization of premiums on short-term investments	(1,182)	(2,568)
Loss on extinguishment of debt	2,415	—
Other	4,283	3,880
Changes in operating assets and liabilities:
Accounts receivable	68,401	59,733
Prepaid expenses and other assets	(7,392)	16,877
Accounts payable, accrued expenses and accrued compensation	(12,058)	(9,795)
Deferred revenue	(35,853)	(30,413)
Other current and noncurrent liabilities	(2,439)	2,259
Net cash provided by operating activities	205,203	183,720

Cash flows from investing activities:
Purchases of property and equipment	(7,464)	(11,768)
Capitalized software development costs	(11,712)	(2,676)
Purchases of short-term investments	(127,746)	(116,687)
Sales and maturities of short-term investments	164,461	156,171
Proceeds from other investments	—	852
Purchases of other investments	(300)	—
Business combinations, net of cash acquired	—	(196,182)
Net cash provided by (used in) investing activities	17,239	(170,290)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	800,000	—
Payment of issuance costs of convertible senior notes	(21,154)	—
Purchase of capped calls	(64,080)	—
Payments on term loan	(360,000)	(2,813)
Proceeds from stock issued in connection with the employee stock purchase plan	13,084	15,482
Proceeds from the exercise of stock options	3,527	2,420
Payments for taxes related to net share settlement of equity awards	(8,465)	(1,329)
Purchase of treasury stock	(454,038)	(184,968)
Net cash used in financing activities	(91,126)	(171,208)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,677)	983
Net increase (decrease) in cash and cash equivalents and restricted cash	129,639	(156,795)
Cash and cash equivalents and restricted cash at beginning of period	187,762	328,647
Cash and cash equivalents and restricted cash at end of period	$317,401	$171,852

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,292	$20,287
Cash paid for income taxes, net of refunds	11,314	9,132
Supplemental cash flow information related to leases:
Cash payments for operating leases	$11,309	$7,348
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
The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the year ending December 31, 2026 or any other future period.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates.
We operate as one operating segment. Our chief operating decision makers ("CODMs") are our Co-Chief Executive Officers. Our CODMs review financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. Our CODMs review cost of revenue, sales and marketing expense, research and development expense and general and administrative expense to assess our significant segment expenses, and review income (loss) from operations and net income (loss) to assess our operating performance. Our CODMs also review total assets, as reported on our consolidated balance sheets. See our consolidated statement of operations for our significant segment expenses, income (loss) from operations and net income (loss) in the periods presented.
Our significant accounting policies are described in our 10-K. During the nine months ended September 30, 2026, there were no material changes to our significant accounting policies from those described in our 10-K.
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

2. Revenue
Disaggregation of Revenue
The following table presents a summary of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Subscription revenue	$254,600	$232,211	$746,014	$680,685
Perpetual license and maintenance revenue	9,713	11,088	29,737	34,051
Professional services and other revenue	12,074	9,141	31,202	24,136
Revenue	$276,387	$252,440	$806,953	$738,872
Revenue by region, based on the address of the end user as specified in our subscription, license or service agreements, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
The Americas	$166,077	$154,918	$487,372	$454,865
Europe, Middle East and Africa	77,593	68,261	225,121	199,289
Asia Pacific	32,717	29,261	94,460	84,718
Revenue	$276,387	$252,440	$806,953	$738,872
Customers located in the United States accounted for 52% of revenue in the three and nine months ended September 30, 2026 and 53% of revenue in the three and nine months ended September 30, 2025. No other country accounted for 10% or more of revenue in the periods presented.
Concentrations
We sell and market our products and services through our field sales force that works closely with our channel partners, which includes a network of distributors and resellers, in developing sales opportunities. We use a two-tiered channel model whereby we sell our products and services to our distributors, which in turn sell to resellers, which then sell to end users. Revenue derived through our channel network comprised 95% of revenue in the three and nine months ended September 30, 2026 and 94% of revenue in the three and nine months ended September 30, 2025. One of our distributors accounted for 29% and 30% of revenue in the three and nine months ended September 30, 2026, respectively, and 32% of revenue in the three and nine months ended September 30, 2025. That same distributor accounted for 23% and 27% of accounts receivable at September 30, 2026 and December 31, 2025, respectively.
Contract Balances
We generally bill our customers in advance and accounts receivable are recorded when we have the right to invoice the customer. Contract liabilities consist of deferred revenue and include customer billings and payments received in advance of performance under the contract. In the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and 2025, we recognized revenue of $253.1 million, $235.8 million, $608.7 million and $556.4 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

Remaining Performance Obligations
The following summarizes the future estimated revenue related to unsatisfied performance obligations:

	September 30,
(in thousands)	2026	2025
Remaining performance obligations, short-term	$747,222	$669,015
Remaining performance obligations, long-term	315,822	259,849
Remaining performance obligations	$1,063,044	$928,864
Deferred Commissions
The following summarizes the activity of deferred incremental costs of obtaining a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$115,296	$115,059	$124,629	$119,705
Capitalization of contract acquisition costs	14,282	14,556	34,056	38,294
Amortization of deferred contract acquisition costs	(14,430)	(14,515)	(43,537)	(42,899)
Ending balance	$115,148	$115,100	$115,148	$115,100
3. Cash Equivalents, Short-Term Investments and Other Investments
Cash Equivalents and Short-Term Investments
We review the fair value of our financial assets based on quoted prices for identical assets or prices for similar assets in active markets. The following tables summarize our assets that are measured at fair value on a recurring basis:

	September 30, 2026
(in thousands)	Fair Value Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	Level 1	$174,685	$—	$—	$174,685
Total cash equivalents		$174,685	$—	$—	$174,685

Short-term investments
Commercial paper	Level 2	$29,536	$—	$(72)	$29,464
Corporate bonds	Level 2	66,362	—	(203)	66,159
Asset backed securities	Level 2	9,724	—	(11)	9,713
U.S. Treasury and agency obligations	Level 2	72,876	2	(354)	72,524
Total short-term investments		$178,498	$2	$(640)	$177,860

	December 31, 2025
(in thousands)	Fair Value Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents
Money market funds	Level 1	$59,760	$—	$—	$59,760
Total cash equivalents		$59,760	$—	$—	$59,760

Short-term investments
Commercial paper	Level 2	$5,063	$3	$—	$5,066
Corporate bonds	Level 2	94,729	167	(2)	94,894
Asset backed securities	Level 2	17,331	33	—	17,364
Yankee bonds	Level 2	13,280	14	(1)	13,293
U.S. Treasury and agency obligations	Level 2	83,629	173	—	83,802
Total short-term investments		$214,032	$390	$(3)	$214,419
We considered the extent to which any unrealized losses on our short-term investments were driven by credit risk and other factors, including market risk, and whether it is more-likely-than-not that we would have to sell the security before the recovery of the amortized cost basis. At September 30, 2026 and December 31, 2025, our unrealized losses were due to changes in market interest rates compared to when the investments were initiated. We do not believe any unrealized losses represent credit losses, and it is unlikely we would sell the investments before we would recover their amortized cost basis.
The contractual maturities of our short-term investments are as follows:

	September 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$150,097	$149,628	$178,677	$178,995
Due between one and two years	28,401	28,232	35,355	35,424
Total short-term investments	$178,498	$177,860	$214,032	$214,419
At September 30, 2026 and December 31, 2025, cash and cash equivalents included $8.8 million and $8.7 million, respectively, of restricted cash related to collateral for outstanding letters of credit and an operating lease.
Other Investments
Our investments in privately held, nonmarketable securities are measured at cost, less any impairment, plus or minus observable price changes for similar investments of the same issuer, and were as follows:

(in thousands)	Fair Value Hierarchy	September 30, 2026	December 31, 2025
Equity securities	Level 3	$7,002	$6,702
Debt and other securities	Level 3	1,000	1,000
Total other investments		$8,002	$7,702
We did not have any liabilities measured and recorded at fair value on a recurring basis at September 30, 2026 and December 31, 2025.

4. Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Computer software and equipment	$23,955	$21,676
Internally developed software	58,388	44,403
Furniture and fixtures	6,229	5,833
Leasehold improvements	36,059	33,049
Total	124,631	104,961
Less: accumulated depreciation and amortization	(74,143)	(64,899)
Property and equipment, net	$50,488	$40,062
Our property and equipment, net by geographic area is as follows:

(in thousands)	September 30, 2026	December 31, 2025
United States	$34,051	$26,494
International	16,437	13,568
Property and equipment, net	$50,488	$40,062
Depreciation and amortization related to property and equipment was $3.7 million, $4.3 million, $10.7 million and $12.6 million in the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and 2025, respectively.
5. Goodwill and Intangible Assets
At September 30, 2026 and December 31, 2025, our goodwill balance was $697.9 million.
Acquired intangible assets subject to amortization are as follows:

	September 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$196,237	$(101,288)	$94,949	$196,237	$(80,941)	$115,296
Trade name	490	(490)	—	490	(490)	—
	$196,727	$(101,778)	$94,949	$196,727	$(81,431)	$115,296
Amortization of acquired intangible assets was $6.8 million, $6.8 million, $20.3 million and $19.2 million in the three months ended September 30, 2026 and 2025, and the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, our acquired intangible assets are expected to be amortized over an estimated remaining weighted average period of 4.3 years.

At September 30, 2026, estimated future amortization of acquired intangible assets is as follows:

(in thousands)
Year ending December 31,
2026	$6,598
2027	24,915
2028	21,872
2029	18,252
2030	14,522
Thereafter	8,790
Total	$94,949
6. Leases
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost(1)	$2,702	$2,231	$8,376	$7,464
_______________
(1)    Excludes sublease income.
Sublease income, which is recorded as a reduction of rent expense, was $0.4 million in the three months ended September 30, 2026 and 2025 and $1.2 million in the nine months ended September 30, 2026 and 2025.
Rent expense for short-term leases in the three and nine months ended September 30, 2026 and 2025 was not material.
Supplemental information related to leases was as follows:

	September 30, 2026	December 31, 2025
Operating leases
Weighted average remaining lease term	5.7 years	5.7 years
Weighted average discount rate	6.2%	6.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$—	$9,879	$359

Maturities of operating lease liabilities at September 30, 2026 were as follows:

(in thousands)
Year ending December 31,
2026	$2,307
2027	13,723
2028	13,136
2029	13,081
2030	13,005
Thereafter	18,420
Total lease payments	73,672
Less: Imputed interest	(11,596)
Total	$62,076
Operating lease payments in the table above do not include $0.4 million, $1.8 million, $1.9 million, $1.9 million, $2.0 million and $2.5 million of sublease payments we expect to receive in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.
7. Debt
Convertible Senior Notes
On September 15, 2026, we completed a private offering of $800.0 million aggregate principal amount of 0.25% convertible senior notes due 2031 (the "Convertible Senior Notes"). Net proceeds were $778.8 million after deducting the initial purchasers' discount and other issuance costs of $21.2 million. We used $358.1 million of the net proceeds to repay our senior secured term loan facility under our 2021 Credit Agreement, $64.1 million to fund the capped call transactions and $170.5 million to repurchase 5.3 million shares of our common stock, and added $186.1 million of cash and cash equivalents.
The Convertible Senior Notes are senior, unsecured obligations that bear interest at 0.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2027. The Convertible Senior Notes mature September 15, 2031, unless earlier converted, redeemed, or repurchased.
The initial conversion rate is 22.3005 shares of common stock per $1,000 principal, equivalent to an initial conversion price of approximately $44.84 per share, which is a 40% premium over our closing stock price of $32.03 on September 10, 2026. Upon conversion, we will settle up to the principal amount in cash and may settle any excess obligations in cash, shares of common stock, or a combination, at our election.
Prior to June 15, 2031, holders may require us to convert all or any portion of the Convertible Senior Notes if one of the following conditions is met:
•Share price condition: the last reported sale price of the common stock equals or exceeds 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter, beginning in 2027.
•Trading price condition: during the five business days after any ten consecutive trading day period in which the trading price of the Convertible Senior Notes was less than 98% of the product of the common stock price and the conversion rate.
•Redemption trigger: we call the Convertible Senior Notes for redemption.
•Corporate events trigger: upon the occurrence of specified corporate events, as provided in the indenture governing the Convertible Senior Notes.
The Convertible Senior Notes are freely convertible from June 15, 2031 until the second scheduled trading day before maturity. The maximum shares issuable upon conversion is 24,976,560 shares, subject to adjustment.

If we undergo a fundamental change, holders may require us to repurchase in cash all or a portion of their Convertible Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest.
On or after September 20, 2029, we may redeem all or any portion of the Convertible Senior Notes if the last reported sale price of our common stock exceeds 130% of the then-current conversion price for at least 20 of the 30 consecutive trading days ending on the day before our redemption notice, at a redemption price of 100% of principal plus accrued interest. We may also redeem all remaining Convertible Senior Notes if the outstanding principal falls below $80.0 million.
The Convertible Senior Notes are accounted for as a liability at amortized cost, net of unamortized debt issuance costs. No portion of the proceeds is attributable to the conversion feature, as the embedded conversion option is indexed to and classified in our equity and does not require separate accounting as an embedded derivative.
The table below summarizes the carrying value of the Convertible Senior Notes:

(in thousands)	September 30, 2026
Convertible senior notes	$800,000
Less: Unamortized debt discount and issuance costs	(20,984)
Convertible senior notes, net	$779,016
At September 30, 2026, the fair value of our Convertible Senior Notes was approximately $826.7 million. In the fair value hierarchy, our Convertible Senior Notes are classified as Level 2 as they are traded in less active markets.
Debt issuance costs are amortized to interest expense using the effective interest rate method. The effective interest rate on the Convertible Senior Notes was 0.8%. Interest expense related to the Convertible Senior Notes was $0.3 million for the three and nine months ended September 30, 2026, which includes nominal interest expense and the amortization of the debt issuance costs.
Capped Calls
In connection with the pricing of the Convertible Senior Notes, we entered into privately negotiated capped call transactions (the "Capped Calls") with certain financial institutions for aggregate consideration of $64.1 million. The Capped Calls are generally expected to reduce the potential dilution to our common stock upon any conversion of the Convertible Senior Notes and offset any cash payments we are required to make in excess of the principal amount upon conversion. The cap price of the Capped Calls will initially be $64.06 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock on September 10, 2026, and is subject to certain customary adjustments under the terms of the Capped Calls. Capped Calls are equity-classified, are not remeasured each reporting period, and are recorded as a reduction to additional paid-in capital in the consolidated balance sheet.
Credit Agreements
Our 2021 Credit Agreement consisted of a $375.0 million senior secured term loan facility ("Term Loan") and a $50.0 million senior secured revolving credit facility ("2021 Revolving Credit Facility").
On September 15, 2026, we used a portion of the net proceeds from the issuance of our Convertible Senior Notes to repay the outstanding balance of our Term Loan of $358.1 million, plus accrued and unpaid interest, and recognized additional interest expense related to the remaining $2.6 million unamortized debt issuance costs and fees.
Our 2021 Revolving Credit Facility expired on July 7, 2026. On October 13, 2026, we entered into a $400.0 million senior secured revolving credit facility ("2026 Revolving Credit Facility"), including a $40.0 million sublimit for the issuance of letters of credit, that matures on October 13, 2031. The 2026 Revolving Credit Facility may be used for working capital and general corporate purposes. At November 3, 2026, we have no borrowings and $0.2 million of outstanding letters of credit.

Borrowings bear interest at a base rate, a term Secured Overnight Financing Rate (“SOFR”) or an alternative currency rate, plus a margin based upon our Total Leverage Ratio. Additionally, we pay a commitment fee of 0.175% to 0.35% of unused availability based on our Total Leverage Ratio.
8. Commitments and Contingencies
Commitments
In December 2023, we entered into a contract with Microsoft for cloud services from February 2024 through January 2027. Under the terms of the contract we committed to spend €28.5 million. As of September 30, 2026, we have spent €23.5 million of our commitment.
In July 2024, we entered into a contract with AWS for cloud services, in which we committed to spend $59.7 million, $77.6 million and $93.0 million in contract years one, two and three, respectively, for a total commitment of $230.3 million from August 2024 to July 2027. As of September 30, 2026, we have met our first and second year commitments and we have spent $19.7 million of our third year commitment.
Letters of Credit
At September 30, 2026, we had $5.7 million of standby letters of credit related to our grant agreements with the State of Maryland and our operating leases. Collateral for $5.5 million of our letters of credit was classified as restricted cash in cash and cash equivalents.
9. Stock-Based Compensation
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$3,378	$3,495	$10,218	$10,270
Sales and marketing	17,935	17,051	53,276	51,499
Research and development	18,837	14,174	45,852	42,441
General and administrative(1)	11,067	10,162	32,074	43,101
Total stock-based compensation expense	$51,217	$44,882	$141,420	$147,311
_______________
(1)    Stock-based compensation in the nine months ended September 30, 2025 includes $14.6 million of expense related to the accelerated vesting of equity awards for our former Chairman and Chief Executive Officer.
A summary of the unrecognized stock-based compensation expense related to unvested awards at September 30, 2026 is presented below:

	Unrecognized Stock-Based Compensation Expense (in thousands)	Estimated Weighted Average Period (in years)
Restricted stock units ("RSUs")	$328,966	2.7
Performance stock units ("PSUs")	12,878	3.2
2018 Employee Stock Purchase Plan ("2018 ESPP")	13,927	0.8

Restricted Stock, RSUs and PSUs
A summary of our restricted stock, RSU and PSU activity is presented below:

	Restricted Stock		RSUs		PSUs
(in thousands, except for per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	185	$34.83	8,994	$38.72	279	$40.37
Granted	—	—	10,292	20.07	826	19.38
Performance adjustment(1)	—	—	—	—	(6)	38.37
Vested	(185)	34.83	(3,396)	39.35	(110)	40.61
Forfeited	—	—	(1,454)	32.94	(4)	43.24
Unvested balance at September 30, 2026	—	—	14,436	25.86	985	22.76
_______________
(1)    Represents adjustments due to actual performance measured against predefined financial performance targets.
In January 2026, under the evergreen provision in our 2018 Equity Incentive Plan, we reserved an additional 5.9 million shares of our common stock. At September 30, 2026, there were 20.8 million shares available for grant under the plan.
Stock Options
A summary of our stock option activity is presented below:

(in thousands, except for exercise prices and years)	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,403	$12.70	2.0	$15,210
Exercised	(826)	13.06		15,053
Forfeited/canceled	(1)	9.66
Outstanding and exercisable at September 30, 2026	576	12.18	1.3	13,935
2018 Employee Stock Purchase Plan
In the nine months ended September 30, 2026, employees purchased 0.8 million shares of our common stock at a weighted average price of $16.46 per share, resulting in $13.1 million of cash proceeds. At September 30, 2026, there were $6.2 million of employee contributions to the 2018 ESPP included in accrued compensation.
The fair value of the 2018 ESPP purchase rights was estimated on the offering or modification dates using the following assumptions:

Nine Months Ended September 30,
	2026	2025
Expected term (in years)	0.5 — 2.0	0.5 — 2.0
Expected volatility	34.5% — 65.8%	32.8% — 35.7%
Risk-free interest rate	3.4% — 4.3%	3.6% — 3.9%
Expected dividend yield	—	—
Under the evergreen provision in our 2018 ESPP, in January 2026 we reserved an additional 1.8 million shares of our common stock. At September 30, 2026, there were 12.2 million shares reserved for issuance under the 2018 ESPP.

10. Income Taxes
In the three months ended September 30, 2026, the benefit for income taxes included a $3.3 million discrete tax benefit associated with amending our 2024 federal return regarding a Base Erosion and Anti-Abuse Tax (BEAT) refund partially offset by $1.4 million of income taxes in foreign jurisdictions in which we conduct business and $1.4 million of discrete items primarily related to withholding taxes on sales to customers.
In the nine months ended September 30, 2026, the provision for income taxes included $4.2 million of income taxes in foreign jurisdictions in which we conduct business and $5.4 million of discrete items primarily related to withholding taxes on sales to customers partially offset by the $3.3 million discrete tax benefit associated with amending our 2024 federal return.
In connection with the pricing of the Convertible Senior Notes, the exercise of the overallotment option and the capped call transactions, we made a tax election to integrate the Convertible Senior Notes and the Capped Calls. This tax election makes the Capped Calls deductible for tax purposes over the term of the Convertible Senior Notes as original issue discount, resulting in a $19.4 million deferred tax asset, or a $1.1 million net deferred tax asset after valuation allowance, recognized through equity.
In the three months ended September 30, 2025, the provision for income taxes included $1.6 million of net tax benefits in foreign jurisdictions in which we conduct business and $2.2 million of discrete items primarily related to withholding taxes on sales to customers.
In the nine months ended September 30, 2025, the provision for income taxes included $3.5 million of income taxes in foreign jurisdictions in which we conduct business and $4.9 million of discrete items primarily related to withholding taxes on sales to customers.
Income tax in the three and nine months ended September 30, 2025 related to foreign jurisdictions was reduced by a $3.2 million interim intraperiod allocation, which was reversed in the three months ended December 31, 2025.
11. Net Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$11,299	$2,260	$16,518	$(35,381)

Weighted-average shares used to compute net earnings (loss) per share:
Basic	108,974	120,483	111,846	120,516
Dilutive impact of outstanding equity awards	6,996	1,470	3,939	—
Diluted	115,970	121,953	115,785	120,516

Net earnings (loss) per share
Basic	$0.10	$0.02	$0.15	$(0.29)
Diluted	$0.10	$0.02	$0.14	$(0.29)

We use the if-converted method to calculate the dilutive effect of our Convertible Senior Notes in periods when the average price of our common stock exceeds the conversion price. We also entered into Capped Calls to reduce the potential dilution to our common stock upon conversion. The Capped Calls are excluded from diluted earnings per share.
The following potentially dilutive securities have been excluded from the diluted per share calculations because they would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
RSUs	3,493	7,864	4,567	9,215
Stock options	—	—	—	1,530
Shares to be issued under the 2018 ESPP	—	60	4	60
PSUs	160	—	160	96
Restricted stock	—	215	—	215
Total	3,653	8,139	4,731	11,116

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

Financial Highlights
Below are our key financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$276,387	$252,440	$806,953	$738,872
Income (loss) from operations	16,709	7,136	37,840	(18,023)
Net income (loss)	11,299	2,260	16,518	(35,381)
Net earnings (loss) per share, basic	0.10	0.02	0.15	(0.29)
Net earnings (loss) per share, diluted	0.10	0.02	0.14	(0.29)
Net cash provided by operating activities	72,516	53,850	205,203	183,720
Recurring revenue, which includes revenue from subscription arrangements for software (both recognized ratably over the subscription term and upon delivery) and cloud-based solutions and maintenance associated with perpetual licenses, represented 95% of revenue in the three and nine months ended September 30, 2026 and 95% and 96% of revenue in the three and nine months ended September 30, 2025, respectively.
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

	Three Months Ended September 30,
	2026	2025	Change (%)
Number of new enterprise platform customers added in period	413	437	(5)%

	September 30,
	2026	2025	Change (%)
Number of customers with $100,000 and greater in annual contract value at end of period	2,275	2,156	6%
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
We calculate dollar-based net expansion rate by dividing the numerator by the denominator.
The following table presents our dollar-based net expansion rate:

	September 30,
	2026	2025
Dollar-based net expansion rate	107%	106%
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
Interest Income, Interest Expense and Other Income (Expense), Net
Interest income consists of income earned on cash and cash equivalents and short-term investments. Interest expense consists primarily of interest expense and the amortization of debt issuance costs related to debt, unused commitment fees and letter of credit fees. Other income (expense), net consists primarily of foreign currency remeasurement and transaction gains and losses and any realized and unrealized gains and losses, including impairment losses and gains related to our investments in privately held securities.
(Benefit) Provision for Income Taxes
(Benefit) provision for income taxes consists of income taxes in all jurisdictions in which we conduct business and the related withholding taxes on sales to customers as well as a discrete tax benefit associated with amending our 2024 U.S. federal income tax return to claim a refund of Base Erosion and Anti-Abuse Tax ("BEAT") previously paid. We have recorded deferred tax assets for which a valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. The valuation allowance is subject to change based on our ability to generate future taxable income. We will continue to evaluate the realization of deferred tax assets to determine changes to valuation allowance in future periods.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$276,387	$252,440	$806,953	$738,872
Cost of revenue(1)	61,332	56,753	178,334	163,647
Gross profit	215,055	195,687	628,619	575,225
Operating expenses:
Sales and marketing(1)	102,913	99,949	315,771	310,222
Research and development(1)	62,145	56,265	174,905	168,724
General and administrative(1)	33,141	32,337	96,874	114,302
Restructuring	147	—	3,229	—
Total operating expenses	198,346	188,551	590,779	593,248
Income (loss) from operations	16,709	7,136	37,840	(18,023)
Interest income	2,573	3,590	7,925	12,597
Interest expense	(8,270)	(7,213)	(21,118)	(21,363)
Other expense, net	(248)	(703)	(1,860)	(204)
Income (loss) before income taxes	10,764	2,810	22,787	(26,993)
(Benefit) provision for income taxes	(535)	550	6,269	8,388
Net income (loss)	$11,299	$2,260	$16,518	$(35,381)
_______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$3,378	$3,495	$10,218	$10,270
Sales and marketing	17,935	17,051	53,276	51,499
Research and development	18,837	14,174	45,852	42,441
General and administrative(2)	11,067	10,162	32,074	43,101
Total stock-based compensation expense	$51,217	$44,882	$141,420	$147,311
_______________
(2)    Stock-based compensation in the nine months ended September 30, 2025 includes $14.6 million of expense related to the accelerated vesting of equity awards for our former Chairman and Chief Executive Officer.

Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue
The following table presents the increase in revenue:

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Subscription revenue	$254,600	$232,211	$22,389	10%
Perpetual license and maintenance revenue	9,713	11,088	(1,375)	(12)%
Professional services and other revenue	12,074	9,141	2,933	32%
Revenue	$276,387	$252,440	$23,947	9%
The increase in revenue included an increase of $25.6 million from existing customers as of October 1, 2025, partially offset by a decrease of $1.7 million in revenue from new customers. U.S. revenue increased $9.1 million, or 7%. International revenue increased $14.8 million, or 12%.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Cost of revenue	$61,332	$56,753	$4,579	8%
Gross profit	215,055	195,687	19,368	10%
Gross margin	78%	78%
The increase in cost of revenue was primarily due to:
•a $3.3 million increase in third-party cloud infrastructure costs; and
•a $1.1 million increase in professional services.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Sales and marketing	$102,913	$99,949	$2,964	3%
The increase in sales and marketing expense was primarily due to:
•a $1.1 million increase in selling expenses, including travel and meeting costs and software subscription costs;
•a $0.9 million increase in sales commissions; and
•a $0.7 million increase in personnel costs, primarily related to increased stock-based compensation.
Research and Development

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Research and development	$62,145	$56,265	$5,880	10%

The increase in research and development expense was primarily due to:
•a $2.9 million increase in personnel costs;
•a $1.8 million increase in third-party cloud infrastructure costs; and
•a $0.5 million increase in allocated overhead.
General and Administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
General and administrative	$33,141	$32,337	$804	2%
The increase in general and administrative expense was primarily due to:
•a $1.6 million increase in personnel costs; partially offset by
•a $0.8 million decrease in professional services.
Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Interest income	$2,573	$3,590	$(1,017)	(28)%
Interest expense	(8,270)	(7,213)	1,057	15%
Other expense, net	(248)	(703)	(455)	(65)%
The $1.0 million decrease in interest income was due to a decrease in short-term investments and reduced rates of return. Interest expense increased $1.1 million primarily due to $2.6 million of remaining unamortized debt issuance costs and fees related to our Term Loan, partially offset by lower interest expense on our Term Loan. The $0.5 million decrease in other expense, net was primarily due to decreased foreign exchange losses.
(Benefit) Provision for Income Taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
(Benefit) provision for income taxes	$(535)	$550	$(1,085)	(197)%
In the three months ended September 30, 2026, the benefit for income taxes included:
•a $3.3 million discrete tax benefit associated with amending our 2024 federal return regarding a BEAT refund; partially offset by
•$1.4 million of discrete items primarily related to withholding taxes on sales to customers; and
•$1.4 million of income taxes in foreign jurisdictions in which we conduct business.
In the three months ended September 30, 2025, the provision for income taxes included:
•$2.2 million of discrete items primarily related to withholding taxes on sales to customers; partially offset by
•$1.6 million of net tax benefits in foreign jurisdictions in which we conduct business. Income tax expense related to foreign jurisdictions was reduced by a $3.2 million interim intraperiod allocation, which was reversed in the three months ended December 31, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue
The following table presents the increase in revenue:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Subscription revenue	$746,014	$680,685	$65,329	10%
Perpetual license and maintenance revenue	29,737	34,051	(4,314)	(13)%
Professional services and other revenue	31,202	24,136	7,066	29%
Revenue	$806,953	$738,872	$68,081	9%
The increase in revenue included an increase of $73.5 million from existing customers as of October 1, 2025, partially offset by a decrease of $5.4 million in revenue from new customers. U.S. revenue increased $26.0 million, or 7%. International revenue increased $42.1 million, or 12%.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Cost of revenue	$178,334	$163,647	$14,687	9%
Gross profit	628,619	575,225	53,394	9%
Gross margin	78%	78%
The increase in cost of revenue was primarily due to:
•a $7.4 million increase in third-party cloud infrastructure costs;
•a $3.4 million increase in personnel costs;
•a $2.9 million increase in professional services;
•a $1.2 million increase in amortization of acquired intangible assets; and
•a $1.0 million increase in the cost of goods; partially offset by
•a $1.9 million decrease in depreciation and amortization expense.
Operating Expenses
Sales and Marketing

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Sales and marketing	$315,771	$310,222	$5,549	2%
The increase in sales and marketing expense was primarily due to:
•a $3.3 million increase in sales commissions;
•a $3.1 million increase in personnel costs, including a $1.8 million increase in stock-based compensation and an unfavorable foreign currency impact of $1.6 million; and
•a $1.6 million increase in selling expenses; partially offset by
•a $1.5 million decrease in expenses for demand generation programs, including advertising, sponsorships, and brand awareness efforts; and

•a $1.3 million decrease in acquisition-related expenses.
Research and Development

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Research and development	$174,905	$168,724	$6,181	4%
The increase in research and development expense was primarily due to:
•a $4.6 million increase in personnel costs;
•a $2.5 million increase in third-party cloud infrastructure costs;
•a $2.1 million increase in allocated overhead;
•a $0.6 million increase in software subscription costs; and
•a $0.5 million increase in depreciation and amortization expense; partially offset by
•a $2.1 million increase in refundable R&D tax credits; and
•a $1.8 million decrease in acquisition-related expenses.
General and Administrative

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
General and administrative	$96,874	$114,302	$(17,428)	(15)%
The decrease in general and administrative expense was primarily due to:
•a $11.2 million decrease in personnel costs primarily related to the accelerated vesting of equity awards for our former Chairman and Chief Executive Officer in the nine months ended September 30, 2025;
•a $3.6 million decrease in acquisition-related expenses; and
•a $2.6 million decrease in professional services.
Restructuring

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Restructuring	$3,229	$—	$3,229	100%
Restructuring in the nine months ended September 30, 2026 included non-ordinary course severance and employee related benefits.
Interest Income, Interest Expense and Other Expense, Net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Interest income	$7,925	$12,597	$(4,672)	(37)%
Interest expense	(21,118)	(21,363)	(245)	(1)%
Other expense, net	(1,860)	(204)	1,656	812%

The $4.7 million decrease in interest income was due to a decrease in short-term investments and reduced rates of return. Interest expense decreased $0.2 million primarily due to a decrease in interest expense for our Term Loan, partially offset by $2.6 million of remaining unamortized debt issuance costs and fees related to our Term Loan. Other expense, net increased $1.7 million primarily due to an increase in foreign exchange losses.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	($)	(%)
Provision for income taxes	$6,269	$8,388	$(2,119)	(25)%
In the nine months ended September 30, 2026, the provision for income taxes included:
•$5.4 million of discrete items primarily related to withholding taxes on sales to customers; and
•$4.2 million of income taxes in foreign jurisdictions in which we conduct business; partially offset by
•a $3.3 million discrete tax benefit associated with amending our 2024 federal return.
In the nine months ended September 30, 2025, the provision for income taxes included:
•$4.9 million of discrete items primarily related to withholding taxes on sales to customers; and
•$3.5 million of income taxes in foreign jurisdictions in which we conduct business. Income tax expense related to foreign jurisdictions was reduced by a $3.2 million interim intraperiod allocation, which was reversed in the three months ended December 31, 2025.
Liquidity and Capital Resources
At September 30, 2026, we had $317.4 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $177.9 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate bonds.
We have historically generated significant operating losses, as reflected by our accumulated deficit of $880.9 million at September 30, 2026.
We typically invoice our customers in advance, however multi-year subscriptions are increasingly being invoiced annually in installments. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions and perpetual licenses, which is subsequently recognized as revenue in accordance with our revenue recognition policy. At September 30, 2026, we had deferred revenue of $863.4 million, of which $685.4 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria are met.
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
We believe that our existing cash and cash equivalents, short-term investments and borrowing capacity under our 2026 Revolving Credit Facility will be sufficient to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure and research and development efforts, the timing and extent of additional capital expenditures to invest in new and existing office spaces, the expansion of sales and marketing and international operating activities, any acquisitions of complementary businesses and technologies, the timing of our introduction of new product capabilities and enhancements of our platform and the continuing market acceptance of our platform. It may be necessary to seek additional equity or debt financing to fund our operating and capital needs. In the event that financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to $700 million of our common stock. At September 30, 2026, we have $54.3 million remaining under our share repurchase authorization.
In addition, in connection with the issuance of our Convertible Senior Notes, our Board of Directors authorized the repurchase of $170.5 million, and we purchased 5.3 million shares from the net proceeds.
During the three and nine months ended September 30, 2026, we repurchased 6.8 million shares for $223.8 million and 18.2 million shares for $453.8 million, respectively. Since we began repurchasing our common stock in 2023 and through September 30, 2026, we have purchased a total of 28.8 million shares for $816.2 million.
Convertible Senior Notes
On September 15, 2026, we completed a private offering of $800.0 million aggregate principal amount of Convertible Senior Notes. After repaying the outstanding balance of our Term Loan of $358.1 million, repurchasing $170.5 million of common stock, paying $64.1 million for our Capped Calls and paying debt issuance costs of $21.2 million, net proceeds from our Convertible Senior Notes were $186.1 million.
The Convertible Senior Notes are senior, unsecured obligations that bear interest at 0.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2027. The Convertible Senior Notes mature September 15, 2031, unless earlier converted, redeemed, or repurchased. There are no required principal repayments on the Convertible Senior Notes prior to the maturity date. Refer to Note 7 to our consolidated financial statements for additional information about our Convertible Senior Notes.
2026 Revolving Credit Facility
On October 13, 2026, we entered into a $400.0 million senior secured revolving credit facility, including a $40.0 million sublimit for the issuance of letters of credit, that matures on October 13, 2031. The 2026 Revolving Credit Facility may be used for working capital and general corporate purposes.
Borrowings bear interest at a base rate, a term Secured Overnight Financing Rate (“SOFR”) rate or an alternative currency rate, plus a margin based upon our Total Leverage Ratio. Additionally, we pay a commitment fee of 0.175% to 0.35% of unused availability based on our Total Leverage Ratio.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$205,203	$183,720
Net cash provided by (used in) investing activities	17,239	(170,290)
Net cash used in financing activities	(91,126)	(171,208)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,677)	983
Net increase (decrease) in cash and cash equivalents and restricted cash	$129,639	$(156,795)

Operating Activities
Our largest source of cash provided by operating activities is cash collections from sales of our products and services, as we typically invoice our customers in advance. Our primary uses of cash are employee compensation costs, third-party cloud infrastructure and other software subscription costs, demand generation expenditures and general corporate costs.
Investing Activities
Net cash provided by investing activities increased by $187.5 million, primarily due to a $196.2 million decrease in cash paid for acquisitions.
Financing Activities
Net cash used in financing activities decreased by $80.1 million, primarily due to $186.1 million net proceeds from our Convertible Senior Notes, partially offset by a $98.6 million increase in repurchases of our common stock under our repurchase program and a $7.1 million increase in cash paid for taxes related to net share settlement of equity awards.
Contractual Obligations
We have certain contractual obligations for future payments. See Notes 6, 7 and 8 to our consolidated financial statements for our required operating lease payments, debt and required payments to Microsoft and AWS for cloud services.
At September 30, 2026, there were no other material changes in our contractual obligations and commitments from those disclosed in our 10-K.
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
Interest Rate Risk
At September 30, 2026, we had $317.4 million of cash and cash equivalents, which consisted of bank deposits and money market funds, and $177.9 million of short-term investments, which consisted of commercial paper, asset backed securities, U.S. Treasury and agency obligations and corporate bonds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Interest-earning instruments carry a degree of interest rate risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk
Our foreign currency exchange rate risk is described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025. At September 30, 2026, there have been no material changes to our foreign currency exchange rate risk as described in our 10-K.
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
Our management, with the participation of our Co-Chief Executive Officer, Stephen Vintz, and our Chief Financial Officer, Matthew Brown, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Co-Chief Executive Officer and Chief Financial Officer have concluded that at September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Co-Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
The market for cybersecurity solutions is fragmented, intensely competitive and constantly evolving. We compete with a range of established and emerging cybersecurity software and services vendors, as well as homegrown solutions. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Rapid7; diversified security software and services vendors; endpoint security vendors with nascent vulnerability assessment capabilities, including CrowdStrike; public cloud vendors and companies, such as Palo Alto Networks and Wiz (now a subsidiary of Google), that offer solutions for cloud security (private, public and hybrid cloud); and providers of point solutions that compete with some of the features present in our solutions. We also compete against internally-developed efforts that often use open source solutions.
Some of our actual and potential competitors have significant advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, government certifications and broader global distribution and presence. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Companies that are larger and more established than us are focusing on cybersecurity and could directly compete with us. For example, Microsoft has a vulnerability management offering and has continued to acquire security solutions for its cybersecurity platform. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly. Advances in artificial intelligence may also lower the technical and resource barriers historically associated with developing cybersecurity solutions, which could make it easier for new and existing competitors to develop and bring competing offerings to market more quickly, and could also enable some customers to develop in-house tools to perform functions currently addressed by our solutions.
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
Developing new solutions and product enhancements is uncertain, expensive and time-consuming, and there is no assurance that such activities will result in significant cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected. Further, we may not be able to successfully anticipate or adapt to changing technology or customer requirements or the dynamic threat landscape on a timely basis, or at all, which would impair our ability to execute on our business strategy. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or new or evolving attacks by, or indicators of compromise that identify cyber bad actors.
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
Remote work and use of remote devices have increased risks to our information technology systems and data, as more of our personnel utilize network connections, computers and devices outside of our premises or network, including working at home, while in transit and in public locations. Future or past business transactions, such as acquisitions or integrations, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not identified during due diligence of such acquired or integrated entities, and it may be difficult to integrate other companies into our information technology environment and security program.
We rely on third-party service providers and technologies to operate critical business systems, including processing confidential and sensitive information, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We also rely on third-party service providers to provide other products, services, or otherwise, to operate our business and elements of our infrastructure, including endpoints. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place. Additionally, software errors or vulnerabilities in these third-party technologies could result in significant disruptions to our information technology systems, leading to downtime, data loss, or compromised data integrity. Our use of generative AI technologies may increase our cybersecurity risks, including the likelihood that our products or systems are specifically targeted with cyberattacks aimed at exploiting, exfiltrating, or replicating the capabilities of restricted frontier AI models, such as Mythos or other frontier models that are not generally available, as well as risks associated with open source software and other third-party components, including where such technologies retrieve or recommend malicious or vulnerable code from public repositories or other third-party sources that may be used without appropriate review.
If our third-party service providers or partners experience a security incident or other interruption or cause an extended outage or disruption to our systems, we could experience adverse consequences. It is possible that our customers and potential customers would hold us accountable for any security incident affecting our third-party service providers’ or partners' infrastructure or other interruption caused by our third-party service providers or partners that impacts our infrastructure. We may incur significant liability from those customers and from other third parties with respect to any such incident. Because our agreements with certain third-party service providers, such as AWS and Snowflake, limit their liability for damages, we may not be able to recover a material portion of our liabilities to our customers and third parties arising from issues with such third-party service providers, such as AWS and Snowflake, in the event of an incident affecting the third parties’ systems. Moreover, while we may be entitled to damages from third-party service providers if they fail to satisfy their privacy or security-related obligations to us or if they cause a disruption in our infrastructure, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity and there have been high-profile incidents of third-party service providers causing widespread disruptions in their customers' infrastructures due to errors in their SaaS offerings. We cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that errors by our third-party service providers will not cause disruptions in our infrastructure.

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
The reliability and continuous availability of our solutions is critical to our success. We have experienced errors or defects in the past in connection with the release of new solutions and product upgrades, and we expect that these errors or defects will be found from time to time in the future in new or enhanced solutions after commercial release. For example, on December 31, 2024, we identified Nessus agents versions 10.8.0 and 10.8.1 going offline under certain conditions which impacted the availability of our Vulnerability Management and Security Center solutions for certain customers. Upon discovery of the incident, we developed and released version 10.8.2 of our Nessus agent on January 2, 2025, which enabled affected customers to resolve the issue. Although the financial impacts of this incident have not been significant, similar incidents in the future could result in costs associated with service-level credits and loss of customer trust, which could have a material adverse effect on our business and financial performance. In addition, we use third parties to assist in the development of our products and these third parties could be a source of errors or defects. Some defects may cause our solutions to be vulnerable to attacks, cause them to fail to detect vulnerabilities, or temporarily interrupt customers’ networking traffic or operational technology environments, any of which may damage our customers’ business and could hurt our reputation.
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
We have incorporated and expect to continue to incorporate and further expand our use of AI features in certain of our products and services, including ExposureAI, Tenable AI Assistant and Hexa AI within Tenable One. The use of AI technologies, including generative AI processes, at scale is relatively new, and may lead to challenges, concerns and risks, including various privacy and security risks that are significant or that we may not be able to predict or control, especially if our or our customers' use of these technologies in our products and services becomes more important to our operations over time. The technologies underpinning these features are in the early stages of commercial use and exist in an emerging regulatory environment with heightened regulatory scrutiny, which presents regulatory, litigation, ethical, safety, reputational, operational and financial risks. AI in our products and services may be complex to deploy successfully due to operational issues inherent to the nature of such technologies, including model misalignment or the availability, development, maintenance and operation of deep learning datasets and third-party dependencies.
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
Further, although we maintain internal AI governance frameworks, policies, and oversight protocols designed to regulate employee adoption and use of AI tools across our business, including in product development, testing, and customer support, we cannot guarantee that employees will strictly adhere to these controls. Ineffective governance, policy non-compliance, or gaps in employee oversight could result in software defects or security vulnerabilities within our code base, deficient or unreliable customer support guidance, or the unauthorized use or misuse of AI resulting in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of generative AI may also lead to novel and urgent cybersecurity risks, including those related to personal data, which may adversely affect our operations and reputation, and these risks likely are compounded by our use of agentic AI.
In addition, we maintain and promote an open-source community exchange, CyberAgents Exchange, which aggregates, indexes, and links to third-party AI agents, skills, Model Context Protocol (MCP) servers, and playbooks hosted on external repositories, such as GitHub. We do not control, fully audit, or maintain these third-party tools and cannot guarantee that they are secure, reliable, or non-infringing. Our indexing and promotion of these third-party tools could expose us to legal claims, including intellectual property infringement, data privacy, or product liability, and to reputational harm if an indexed component contains vulnerabilities, malicious code, or causes system compromise. Furthermore, our community terms may not provide enforceable indemnification from open-source developers, and associated risks may increase as the component listings expand.
While AI features are presently increasing in popularity, we have no assurance that our AI technologies or associated services and offerings will continue to be accepted and sought by customers. The development of generative and agentic AI technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The algorithms and models utilized in generative or agentic AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security or privacy of the generated content. These limitations or failures could result in reputational damage, legal liabilities, or loss of customer confidence, which, in turn, could result in lower than anticipated demand from customers to adopt our AI features. We have, and will continue, to dedicate significant resources to developing and deploying generative, agentic, or other AI features in our products and services, without assurances that we will, or will continue to, see customer demand and market conditions to support those investments.
We rely, and likely will continue to rely, on third parties to support our use of AI in our products and services. Our ability to offer AI-powered products and services may be adversely impacted if any of our third-party AI providers, or other AI-related third-party vendors, develops or deploys AI tools that are unlawful, unreliable, unsecure, unavailable, limited to certain jurisdictions, subject to national security restrictions, or are the subject of successful cybersecurity attacks. If we cannot use third-party AI, that use is restricted, or our competitors and/or customers use AI technologies more effectively than we do, our business may be less efficient or we may be at a competitive disadvantage, which could adversely affect our business, financial condition, customer loyalty, and reputation.

We rely on third parties to maintain and operate certain elements of our network infrastructure.
We utilize data centers located in North America, Europe and Asia to operate and maintain certain elements of our own network infrastructure. Some elements of this complex system are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. For example, Tenable One is hosted on AWS, which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, particularly AWS, whether due to system failures, computer viruses or cyber threats, physical or electronic break-ins or other factors, could affect the security or availability of our solutions, network infrastructure and website. In addition, outages or operational failures at major cloud infrastructure providers, including data center failures, regional service disruptions, service degradation, or provider configuration errors, or disruptions caused by geopolitical instability, military conflict or other regional hostilities, such as escalating tensions involving Iran or across the broader Middle East, could materially impair the availability and performance of our solutions, particularly where we rely on limited regional infrastructure or do not have localized backup or failover capacity. For example, recent disruptions affecting AWS data centers in the UAE and Bahrain in connection with escalating regional hostilities involving Iran highlighted the risk that disruptions affecting a single facility could compromise business continuity for customers in that region and result in downtime, delayed customer access, reputational harm and financial loss.
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
A portion of our revenue is generated from subscriptions and perpetual licenses sold to governmental entities in the United States. Additionally, many of our current and prospective customers, such as those in the financial services, energy, insurance and healthcare industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our enterprise platform. Selling licenses to these entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Governmental demand and payment for our enterprise platform may also be impacted by public sector budgetary cycles, funding authorizations and budget shortfalls, the operational stability of government agencies, and the prioritization of cybersecurity and digital infrastructure initiatives. Funding reductions or delays, including those resulting from a U.S. government shutdown, reductions or eliminations of agency operating budgets or deprioritization of cybersecurity digital infrastructure related initiatives, would adversely affect public sector demand for our enterprise platform. For example, shifts in the U.S. government's spending priorities and any future actions to reduce government spending may impact the availability of funding for U.S. government customers as a result of the elimination of departments and personnel. These actions may lead to elongated sales cycles and procurement decisions and could result in fewer contract opportunities or reduced funding for existing initiatives, all of which would adversely affect our business and financial performance. In addition, governmental entities have the authority to terminate contracts at any time for the convenience of the government, which creates risk regarding revenue anticipated under our existing government contracts.
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
To service our indebtedness, including the Convertible Senior Notes, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or refinance our debt obligations, including the Convertible Senior Notes, and to pay any cash amounts due upon conversion, repurchase or maturity of the Convertible Senior Notes, depends on our successful financial and operating performance, which may be affected by a range of economic, competitive and business factors, many of which are outside of our control and some of which are described elsewhere in the “Risk Factors” section of this report.
If our cash flows and capital resources are insufficient to fund our debt service obligations, or to repay any amounts outstanding under our Credit Agreement when it matures, or to pay the principal amount of and interest on our Convertible Senior Notes, including upon conversion, required repurchase or at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. We may not be able to refinance our debt, or any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations. Our ability to implement successfully any such alternative financing plans will depend on a range of factors, including general economic conditions, the level of activity in capital markets generally, and the terms of our various debt instruments then in effect.
Covenants under our Credit Agreement may restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected.
Our Credit Agreement imposes various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:
• pay dividends or distributions, repurchase equity, prepay, redeem or repurchase certain debt, and make certain investments;
• incur additional debt and issue certain preferred stock;
• provide guarantees in respect of obligations of other persons;
• incur liens on assets;
• merge, consolidate with, or sell all or substantially all our assets to another person;
• enter into transactions with affiliates;
• designate subsidiaries as unrestricted subsidiaries; and
• prohibit certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.
These covenants may:
• limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;
• limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, or other general business purposes;
• require us to use a substantial portion of our cash flow from operations to make debt service payments;
• limit our flexibility to plan for, or react to, changes in our business and industry;
• place us at a competitive disadvantage compared to less leveraged competitors; and
• increase our vulnerability to the impact of adverse economic and industry conditions.
If we are unable to successfully manage the limitations and decreased flexibility on our business due to our significant debt obligations, we may not be able to capitalize on strategic opportunities or grow our business to the extent we would be able to without these limitations.

Our failure to comply with any of the covenants could result in a default under the Credit Agreement, which could permit the administrative agent or the lenders to cause the administrative agent to declare the obligations outstanding under our Credit Agreement to be immediately due and payable or to exercise any remedies provided to the administrative agent, including proceeding against the collateral granted to secure our obligations under the Credit Agreement. An event of default under the Credit Agreement could also lead to a default under the terms of certain of our other agreements. Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.
Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.
The indebtedness under our Credit Agreement is at variable rates of interest, which exposes us to interest rate risk. If interest rates increase, the debt service obligations on such indebtedness would increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Certain of the variable rate indebtedness extended to us, including obligations under our Credit Agreement, uses the Secured Overnight Financing Rate, or SOFR, as a benchmark for establishing the interest rate. While we will continue to use SOFR, other factors may impact SOFR including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate(s). These consequences are not entirely predictable and could have an adverse impact on our financing costs, returns on investments, valuation of derivative contracts and our financial results.
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
At September 30, 2026, we had 55 issued patents and 22 patent applications pending in the United States relating to our technology. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. We have registered the “Tenable” and “Nessus,” and our Tenable logo in the United States and certain other countries. We have registrations and/or pending applications for additional trademarks; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software, we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
In addition, our employees use generative AI tools in certain circumstances to perform portions of their work. Although we maintain internal governance controls designed to regulate employee use of generative AI tools, these controls or employee adherence to them may fail to prevent the inadvertent, improper, or unauthorized input of information that is proprietary, confidential or sensitive, including trade secrets, into AI systems in a manner that results in unauthorized disclosure or loss of confidentiality. Many generative AI tools are provided by third-party vendors, and we may have limited ability to control or verify how information submitted by employees is processed, stored, retained, or used by such providers, including whether such information may be incorporated into model training or otherwise accessed or disclosed. Any failure to adequately prevent the disclosure or misuse of our proprietary or confidential information, whether due to employee error, inadequate controls, evolving AI system functionality, or third-party practices, could result in the loss of trade secret protection and the disclosure of confidential information related to our inventions and product candidates, which could preclude us from obtaining patents covering disclosed inventions and product candidates, all of which could adversely affect our business.
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
Sales of a substantial number of shares of our common stock in the public market by us or our stockholders, or the perception that these sales might occur, could depress the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Further, the number of new shares of our common stock issued by us in connection with raising additional capital in connection with a financing, acquisition, investment or otherwise could result in substantial dilution to our existing stockholders. The conversion of some or all of the Convertible Senior Notes may also dilute the ownership interests of our stockholders. Upon conversion of the Convertible Senior Notes, we will pay cash up to the aggregate principal amount of the notes to be converted, but we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Senior Notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Senior Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Senior Notes into shares of our common stock could depress the price of our common stock.

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
Risks Related to our Convertible Senior Notes
We may not have the ability to raise the funds necessary to settle conversions of the notes in cash, to repay the notes at maturity or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.
Holders of the Convertible Senior Notes have the right, subject to certain conditions, to require us to repurchase all or any portion of their Convertible Senior Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Upon maturity of the Convertible Senior Notes, we must pay the principal amount of the Convertible Senior Notes plus accrued and unpaid interest in cash, unless the Convertible Senior Notes have been previously repurchased, redeemed or converted. In addition, upon conversion of the Convertible Senior Notes, we will be required to make cash payments for each $1,000 in principal amount of Convertible Senior Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered therefor or pay cash with respect to Convertible Senior Notes being converted. In addition, our future debt may prohibit us from making any cash payments upon the conversion of the Convertible Senior Notes or upon repurchase of the Convertible Senior Notes in connection with a fundamental change. Our ability to repurchase the Convertible Senior Notes or to pay cash upon conversions or at maturity of the Convertible Senior Notes may also be limited by law or by regulatory authority. Our failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the indenture governing the Convertible Senior Notes or to pay any cash payable on future conversions or at maturity of the Convertible Senior Notes as required by the indenture governing the Convertible Senior Notes would constitute a default under such indenture. A default under the indenture governing the Convertible Senior Notes or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Senior Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Senior Notes is triggered, holders of the Convertible Senior Notes will be entitled to convert their Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Senior Notes, we would be required to settle any converted principal amount of such Convertible Senior Notes (or, if less, the conversion value) through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Senior Notes, we would be required under applicable accounting rules to reclassify all or any portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Certain provisions in the indenture governing the Convertible Senior Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the Convertible Senior Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Convertible Senior Notes will require us, except as described in the indenture, to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Senior Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
The Capped Calls may affect the value of the Convertible Senior Notes and the market price of our common stock.
In connection with the sale of the Convertible Senior Notes, we entered into Capped Calls with the Option Counterparties. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Convertible Senior Notes. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Senior Notes. The Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Senior Notes and prior to the maturity of the Convertible Senior Notes (and are likely to do so during any observation period related to a conversion of the Convertible Senior Notes, following any redemption of the Convertible Senior Notes or any repurchase of the Convertible Senior Notes upon a fundamental change, or, to the extent we exercise the relevant election under the Capped Calls, following any other repurchase of the Convertible Senior Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Senior Notes, which could affect the ability of the holders of the Convertible Senior Notes to convert their Convertible Senior Notes and, to the extent the activity occurs during any observation period related to a conversion of the Convertible Senior Notes, it could affect the number of shares, if any, and value of the consideration that the holders of the Convertible Senior Notes will receive upon conversion of the Convertible Senior Notes.
The potential effect, if any, of these transactions and activities on the market price of our common stock or the Convertible Senior Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the Convertible Senior Notes (and as a result, the number of shares, if any, and value of the consideration that the holders of the Convertible Senior Notes would receive upon the conversion of any of their Convertible Senior Notes) and, under certain circumstances, the holders of the Convertible Senior Notes' ability to convert their Convertible Senior Notes.
We cannot predict the direction or magnitude of any potential effect that the transactions described above may have on the price of the Convertible Senior Notes or our common stock. In addition, we do not make any representation that the Option Counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the Capped Calls.
The Option Counterparties are financial institutions, and we will be subject to the risk that one or more of the Option Counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Calls. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral.
Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the Option Counterparties’ performance under the Capped Calls. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call Transaction with such Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default, other failure to perform, or termination of obligations by an Option Counterparty, we may suffer adverse tax consequences or more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.
In addition, the terms of the Capped Calls may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The Capped Calls may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the Capped Calls.
We may from time to time seek to repurchase the Convertible Senior Notes, which could affect the trading liquidity of the Convertible Senior Notes that remain outstanding and could involve material amounts.
The indenture governing the Convertible Senior Notes permits us, to the extent permitted by applicable law, to repurchase Convertible Senior Notes directly or indirectly, whether by us or our subsidiaries, in the open market or otherwise, including through privately negotiated transactions, public tender or exchange offers, or through counterparties to private agreements, in each case without the consent of or notice to the holders of the Convertible Senior Notes. We may from time to time determine to repurchase Convertible Senior Notes using any of these methods, depending on prevailing market conditions, our liquidity position and requirements, contractual restrictions, and other factors. The amounts involved in any such repurchases, individually or in the aggregate, may be material. Any such repurchases that reduce the outstanding principal amount of the Convertible Senior Notes could reduce the trading liquidity of the Convertible Senior Notes that remain outstanding following any such transaction.
Item 2.        Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
A summary of stock repurchases during the three months ended September 30, 2026 is presented below:

(in thousands, except for per share data)	Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan(1)
Shares purchased July 1, 2026 to July 31, 2026	390	$34.23	390	$94,283
Shares purchased August 1, 2026 to August 31, 2026	584	35.94	584	73,296
Shares purchased September 1, 2026 to September 30, 2026	5,862	32.32	539	54,302
	6,836	32.74
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
(2)    Shares purchased in September 2026 include 5.3 million shares repurchased for $170.5 million in connection with the issuance of our Convertible Senior Notes.

Items 3 and 4 are not applicable and have been omitted.
Item 5.        Other Information
Rule 10b5-1 Plan Elections
Mark Thurmond, our Co-Chief Executive Officer, entered into a prearranged stock trading plan on August 3, 2026. Mr. Thurmond's plan includes the potential sale of 172,357 shares of our common stock between November 13, 2026 and August 5, 2027. Of the shares of common stock that may be sold pursuant to Mr. Thurmond's plan, 108,591 are shares to be issued upon the vesting of restricted stock units or the vesting and attainment of performance stock units and include shares that will be automatically sold to cover mandatory tax withholding obligations.
Stephen Vintz, our Co-Chief Executive Officer, entered into a prearranged stock trading plan on August 6, 2026. Mr. Vintz's plan includes the potential sale of 250,000 shares of our common stock between November 13, 2026 and May 13, 2027.
Art Coviello, a member of our Board of Directors, entered into a prearranged stock trading plan on August 5, 2026. Mr. Coviello's plan includes the potential sale of 12,000 shares of our common stock between November 13, 2026 and February 28, 2027. Additionally, pursuant to Mr. Coviello's plan, 12,572 shares of our common stock will be gifted.
All of the trading plans above were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding insider transactions.

Item 6.        Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on July 30, 2018
3.2	Second Amended and Restated Bylaws of Tenable Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on November 15, 2023
4.1	Common Stock Certificate of Tenable Holdings, Inc.	Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-226002) on July 16, 2018
4.2	Indenture, dated as of September 15, 2026, by and between Tenable Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee	Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on September 15, 2026
4.3	Form of Global Note, representing Tenable Holdings, Inc.’s 0.25% Convertible Senior Notes due 2031	Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-38600) on September 15, 2026
10.1	Form of Confirmation for Capped Call Transactions	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on September 15, 2026
10.2
Credit Agreement, dated as of October 13, 2026, among Tenable Holdings, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and L/C issuer, and the lenders party thereto
Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38600) on October 13, 2026
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

TENABLE HOLDINGS, INC.

Date:	November 3, 2026	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer
(Principal Financial Officer)